Form 10-K
period 2008-12-31
Vivakor, Inc.
filed 2009-07-08
CIK 1450704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended - December 31, 2008

Commission file number 000-53535

VIVAKOR, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-2178141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2590 Holiday Road, Suite 100
Coralville, IA  52241
(Address of principal executive offices, including zip code.)

(319) 625-2172
(telephone numbr, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☐  No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009:  $1,951,414

Documents incorporated by reference – none.

TABLE OF CONTENTS

i

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “Vivakor,” the “Company,” “we,” “us” and “our” refer to Vivakor Inc. and its subsidiary.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “forecasts”, “plans,”, “ projects”, and similar expressions include, but are not limited to, statements regarding (i) future plans, objectives, strategies, expenditures, results and objectives of future operations and research, (ii) proposed new products, services, developments or industry rankings; (iii) future revenue, economic conditions or performance;  (iv) potential collaborative arrangements  and (v) the need for and availability of additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.   Accordingly, undue reliance should not be placed on forward looking statements as they only represent the Company’s views as of the date the statements were made.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements and actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by us or any other person that our objectives or plans will be achieved. We do not intend to and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

AVAILABILITY OF SEC FILINGS

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

We also make our annual and quarterly reports available free of charge through our website at www.vivakor.com as soon as practicable after such material is electronically filed with the SEC. Our offices are located at 2590 Holiday Road, Suite 100, Coralville, Iowa 52241 and our telephone number is (319) 625-2172.

PART I

Item 1.  Business

General

Vivakor, Inc. is a transdisciplinary research company that develops products in the fields of molecular medicine, electro-optics, biological handling and natural and formulary compounds.  We also provide contract research services for third parties.  We had no employees or significant operations from our inception through March 15, 2008.   On October 20, 2008, we effectively acquired the assets (patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) systems) of HealthAmerica, Inc. by acquiring approximately 84% of HealthAmerica’s outstanding shares.  HealthAmerica has had no significant operations, within the last four years.

Our business model is to be a research hub focused on areas that have both an identified scientific need and a substantial market opportunity.  This approach is intended to provide the necessary environment of transdisciplinary collaboration and cross-pollination to advance research. Our company mission is to advance distinct ideas to improve the quality of life for individual patients, researchers, clinicians and consumers.  We believe that the development of substantive technologies and cures for complex human conditions, illnesses and diseases require a sophisticated approach with contribution from many areas of scientific expertise typically requiring a lengthier trajectory to market.    Our research is anchored by our relationship with collaborative partners and product-specific commercialization strategies.  From the commencement of product conception through development, we target specific commercialization strategies and expect to have collaborative partners or licensing arrangements in place for each of our products before completion.  We expect this model to provide several advantages to our shareholders, including a more efficient research and development process and a quicker time to market after completion of development.  We have commenced developing numerous products and currently have   one pending utility patent and one active provisional patent.  In October, 2008, we also acquired a patented MRI software technology that we currently intend to develop.   We intend to commercialize such products, after completion of development and any required regulatory approvals, primarily through one of three methods:  a sale of the technology, licensing of the product to a manufacturer or distributor or, in some cases, by manufacturing, marketing and directly selling the products ourselves.

Product Research Divisions

 Our research efforts have been divided into four primary areas of medical and biotechnological development.  These are:

1.  Molecular Medicine. This division centers on the development of biologically relevant molecules, tests and methods and their application in the practice of medicine.

Vivakor is translating systems biology (genomics, proteomics, metabalomics, etc.) insights of the molecular and cellular basis of disease into commercializable theranostic (diagnostic/therapeutic) products. Vivakor scientists are participants in the discovery and development of new drugs and the early diagnosis of disease states. For example, Vivakor is investigating SNPs (single nucleotide polymorphisms or single point mutations) that give rise to differing response to drugs and supplements or that are linked to human disease conditions. Vivakor is especially focused on conditions and reactions affecting human skin.

This division is developing the following types of products:

●	laser poration (a unique method of gene delivery);

●	microtine dermprint allergy testing;

●	SNP detection (customer-specific genetic markers); and

●	synthetic peptide therapies and synthetic cellular immortalization.

The central aim of the molecular medicine division is cancer detection and wound healing, which we anticipate will lead to the development of customized treatments.  Our research in stem cell biology and nuclear reprogramming is a critical element in this research.

2. Electro-Optics.    This division focuses on the development of biomedical and related consumer products that that incorporate optical and electronic engineering.  We are actively designing, building and testing several new electro-optic devices to reach previously un-served or underserved areas of the biomedical device market.  Products being developed in this area include:

●	VivaSight- a digital photorefractor that is intended to modernize child vision screening

●
a label free multiplexed clinical biomolecular sensor (CBS) for the detection and diagnosis of complex human conditions (cancer, infectious diseases, cardiovascular disease, metabolic disorders, auto immune and inflammatory diseases)

●	multi-spectral imaging devices to examine burn degree and cutaneous melanoma and

●	spectroscopic devices to track wound healing and ear infection.

With the recent acquisition of HealthAmerica’s SLICES™ technology, we are adapting and upgrading this technology to produce enhanced MRI images which we expect will improve MRI resolution while providing additional data such as blood flow velocity in imaged tissues. See Products and Development Status below.  Approval has been granted from Western Institutional Review Board (20080731) to conduct human validation studies of our VivaSight technology on children.  This study is currently being conducted at The University of Iowa Hospitals and Clinics.

3. Biological Handling. Vivakor is developing commercial products for cryogengenic preservation, storage and shipping of biological materials.  We are exploring new techniques to improve methods and products employed for cryogenic preservation, storage and handling.  Our research in this area is leading to the development of products such as:

●	improved cryovials (USPTO Utility Patent # 12423998);

●	cryogenic devices for temperature maintenance and sample transport);

●	a cryogenic biopsy device (Cryopsy); and

●	improved modular cryogenic freezer designs.

4. Natural and Formulary Products.      This division is particularly focused on the investigation, validation and adaptation of medical herbalism or botanical medicine.  We are investigating the healing properties of botanicals and developing supplements and pharmaceutical (both over-the-counter and prescription) products that harness the power of these natural sources.  For example, our scientists are researching certain botanical extracts for their properties in ameliorating the symptoms of the common cold.  This division has conducted a human participant study approved by Western Institutional Review Board 20071809. Products currently being developed in this area include:

●	fruit and vegetable extract for the protection of digestive system

●	fresh fruit and vegetable extract for antioxidant supplements (USPTO Provisional Patent #61093311); and

●	jam and jelly formula to contain both antioxidant supplements as well as bone & cartilage supplements for healthy joints (USPTO Provisional Patent #61093311)

Contract Research Services

We also perform contract research and development in molecular biology and devices engineering. This includes contracts to perform several studies to investigate and validate topical product claims.  For example, we have developed a novel TOPICAL permeability test that measures breathability of topical products.  This test is used to assess cosmetic and cosmeceutical claims of breathability or oxygen permeability.  Contract services in the areas of mechanical engineering, electrical engineering, optical layout, and programming for instrument control and digital image analysis are also offered.

Development Phases and Milestones

Our pathway for development of products follows one of two routes to commercialization.  First is a short-term path in which products for which an expedited regulatory oversight is available are rapidly pushed to the prototype and alpha testing phase.  These projects represent rapidly commercializable technologies and products that will have the potential to generate revenue quickly.  Second is a long-term path in which more involved and complex projects are developed.  These products typically require substantial regulatory oversight or approval.  We anticipate that cash flow generated by the short-term projects will help to fund the long-term projects.  These longer incubating projects characteristically represent breakthrough technologies with more risk but higher revenue potential.  See “Risk Factors”.

The following table outlines the general phases of development and milestones for each of our product candidates.

VIVAKOR R&D Product Pipeline Steps & Phases

L I C E N S I N G P A R T N E R S C H O S E N	Phase 0	Step 1	Targeted Brainstorming/Idea Generation
		Step 2	Analysis & Protection of Intellectual Property
		Step 3	Idea Selection
	Phase I	Step 4	Apply for Public Monies and Grants
		Step 5	IP Protection Review
		Step 6	Technology Proof-of-concept
		Step 7	Prototype Design & Build
		Step 8	Laboratory (in vitro) Prototype Testing
	Phase II	Step 9	IP Protection Review
		Step 10	Regulatory Documentation and Filing (IRB, IDE, 510K, FDA)
		Step 11	Trial Product Validation using in vivo Model
		Step 12	Small Scale Trial Product Validation using Human Cohort
		Step 13	Statistical Review & Consumer Feedback on Trial Product
		Step 14	Small Scale Alpha-Test & Evaluation of Test Product
	Phase III	Step 15	Field Beta-Test & Evaluation of Test Product
		Step 16	IP Protection Review
		Step 17	Design for Production & Manufacture
		Step 18	Pre-Manufacturing Model Product
		Step 19	Manufacture Tooling & Assembly
		Step 20	Manufactured Product Specification Verification
		Step 21	Product for Sale

Products

Clinical Biomolecular Sensor (CBS) Technology.  Our CBS technology design is based on the ability to enable clinicians and scientists to detect many biological molecules (DNA, RNA, protein) simultaneously and in parallel. Important applications of this technology are found in the research, diagnosis, and treatment of numerous molecular conditions (cancer, infectious disease, autoimmune disorders, heart disease, etc.).  Common applications in cancer related fields include the identification of biomarkers that may be indicative of a particular cancer diagnosis or prognosis.  Biomarkers identified by antibody (Ab) arrays can also be used as surrogate markers of drug response. There is much knowledge to be gained using Ab arrays for the molecular profiling of tumors as a diagnostic tool. The use of complex molecular profiling in the clinic may lead to more comprehensive, accurate and contextualized results than tests based on the assay of a single protein. Our CBS are expected to be fast, convenient, and sensitive enough for clinical use at the bedside or within the immediate clinical point-of-care. CBS results are generated in seconds, rather than after hours of processing in the laboratory. Sensor chips can be designed to be disposable and reusable options will also be explored.  We are currently attempting to establish joint-development partnerships to continue the evolution of this technology which is in Phase I of the development process.

SLICES™.  Our acquisition of HealthAmerica’s SLICES™ technology will provide a technology platform for optimization and adaptation by our scientists.  This patented technology has received FDA 510(k) clearance  and it is intended that this technology will enhance the resolution of images resulting from MRI.  The underlying algorithm may be useful in the determination of blood flow velocity measures in imaged tissues.  Such information would be valuable in accessing areas of blood flow constriction from plaques or other hematologic deposits.  This information could help physicians better diagnose, predict and assess stroke and related diseases involving blood flow obstruction.  This technology is currently in phase II of the development process and our scientists are attempting to streamline and adapt this algorithm and accompanying software to meet current MRI standards and practices.  See “Risk Factors”.

VivaSight (Digital PhotoRefractor or DPR). We have developed a device that we expect will modernize screening of pre-verbal and pre-literate children for ocular disorders.  This type of screening is increasingly required by state governments prior to enrollment in the public school system.  Our scientists are collaborating with physicians and clinicians at University of Iowa Hospitals & Clinics Department of Ophthalmology & Visual Sciences to develop a clinic-ready device.

Data from the National Eye Institute (NEI) states that 2.3 million children have undiagnosed eye disorders that can lead to blindness if left untreated.  Amblyopia, commonly known as “lazy eye”, is the leading cause of monocular vision loss in the 20 to 70+ age range.  It causes more vision loss than diabetic retinopathy, glaucoma, macular degeneration, and cataracts. Amblyopia occurs when the optical powers of the two eyes are different and the brain favors the visual signal from one eye, functionally ignoring the vision in the amblyopic eye. According to the NEI, an estimated 300,000 to 750,000 children between the ages of three to five suffer from amblyopia.  Visual acuity develops principally during the pre-school years, from birth to about five years old, as a child’s visual experience molds its genetic blueprint into its adult visual sensory system. If treatment is not initiated during the visual maturation period, the prognosis for normal visual development is poor.  Amblyopia can be reversed and cured if it is detected and treated during the critical visual development period. Unfortunately, less than 21% of preschool children receive some form of vision screening each year. Even those who are screened are often improperly screened by a general health practitioner, pediatrician or screening volunteer due to inadequate experience and lack of equipment or techniques for an assiduous exam. Some children receive proper eye exams once they start school; unfortunately by then it may be too late to effectively treat amblyopia.

Our DPR has been designed with ongoing end-user input to produce a device that will readily penetrate and gain wide acceptance in the vision screening market.  Most importantly our DPR offers all screening programs a low cost device with a high sensitivity and specificity. This device will streamline the screening process by the following: 1) Eliminate recurring cost of Polaroid film, 2) Instantaneously image a subject across two meridians of strabismus and refractive error,  3) Detect improper subject fixation, 4) Digitize and automate the interpretation process, 5) Quantify the image interpretation and adjust the referral criteria based upon screening demographics to achieve predetermined levels of sensitivity and specificity, and 6) Give an instant refer/do not refer response to the screener.  This device is currently in clinical testing and is in Phase II of the development process.  On May 5, 2009, the National Institute of Health through the National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant in the amount of $112,912 to conduct research related to the development of the our DPR and the detection of amblyogenic risk factors.

VivaThermic CryoVial Technology. We are actively developing the technologies required for the cryopreservation of diverse biological samples with improved recovery of viable cells post-cryopreservation. Emphasis has been placed on strategies to eliminate the variations and time delays experienced in the current biopsy and tissue preservation procedure by integrating a cryogenic freezing capacity into the biopsy device.

Critical advancements in biological sample preservation are evolving. We have developed specialized cryovials that accommodate an improved method of cryopreservation of cells, blood, and other bio-materials. When cryopreserving biological materials, the rate of cooling is the main factor affecting the cell viability. Material choice and design features of cryovials are critical parameters affecting the cooling rate. Existing cryovials do not allow for rapid freezing. They are usually manufactured from conventional polypropylene which is a poor thermally conductive material. In addition, they offer no special design features to enhance heat transfer.

Our cryovials benefit from better designs, a unique cap feature and improved use of materials resulting in better performance during the freezing and thawing process. The target markets for our cryovials include clinical laboratories, hospitals, fertility clinics, veterinarians, agribusiness, animal breeding and research laboratories.   Sales of this product commenced in the first quarter of 2009.

Cryopsy Device.   Our Cryopsy will freeze the tissue specimens to cryogenic temperature below minus 132°C immediately after tumor excision and then transfer the tissue specimens directly to the specimen holder embedded in the freezing chamber. As such, the tissue specimens will be frozen to minus 132° C or below within 1 min after excision. Cryopsy will ensure very minimal time delays so that no significant biochemical alternation occurs in tissues. By freezing the specimens to minus132°C or below, Cryopsy will also stop not only any enzymatic reaction but also all signaling degradation. In this way, Cryopsy will preserve proteins, RNA, and DNA in tissue specimens and provide accurate and repeatable information about signal transduction pathways, molecular drug targets and biomarkers. Moreover, the practice of biopsy will be standardized. Variations in sample size, cooling rate, temperature and time intervals will be minimized and all of the parameters will be held constant over time. Furthermore, Cryopsy will be a user-friendly and hand-held device such that the collection, handling and storage of tissue samples can be done by the physician in the clinic.  This product is in Phase I of the development process.

VivaBlend (USPTO Provisional Patent#61093311). Our proprietary balanced blend of more than 18 different sources of  phytochemical extracts from antioxidant rich bioactive fruits and vegetables tested by the USDA that can be added to many consumer foods, drinks and nutraceuticals as a convenient daily source of important antioxidants and other critical bioactive phytochemicals.  Sales of this product commenced in the second quarter of 2009.

RejuviCeuticals (USPTO Provisional Patent #61093311). These are a family of nutraceutical products containing our VivaBlend in combination with other supplements and vitamins for use by people with specific conditions or disease states.  The delivery method of these RejuviCeuticals include foods such as: jams, drinks, chips, etc.  This product is in Phase II of the development process.

VivaGastroProtect.  This is a proprietary brand of dietary supplements to be used for the protection of the digestive system as well as for the prevention of infection and associated gastric ulcers.  This natural extract derived from fruits and vegetables will be delivered in a convenient way to take the supplement.  This product is in Phase I of the development process.

CryoKeeper/Carrier A device designed for the storage and transport of specimens maintaining temperatures at or below -130°C for up to one hour in a room temperature environment.  This product is in Phase II of the development process

VivaPlate Composite multi-well microplate for rapid temperature response.  This product is in Phase I of the development process.

VivaCycler  Individually controlled high throughput heating and cooling device.  This product is in Phase I of the development process.

VivAuris.  This is a stand-alone device able to detect possible ear infection and transmit results of an improving or diminishing condition.  This unit is a hand-held unit, easy to use and affordable.  This product is in Phase II of the development process.

VivaGlobin It is known that the degree of skin redness can be indicative of several skin conditions.  This device enables a researcher or clinician to measure and track skin redness for anemia and cutaneous hemoglobin detection.  This product is in Phase II of the development process.

MyDerm My-Derm is a cosmetics color customization system for formulating and dispensing color specific cosmetics.  After considering the estimated cost to produce this product and current market conditions, we have discontinued the development of this product.

VivaCrop Vivakor is currently developing a vegetation health monitor.  This product is in Phase I of the development process.

VivaSwab Buccal swabs are routinely used to collect DNA or cellular material from the inner cheek.  Vivakor was developing a proprietary swab concept that is biodegradable and biomimetic.  Due to the costs required to identify, and  current scientific feasibility to create,  an adequate non-allergenic material with the required physical properties to complete development, we have discontinued the development of this product.

Suppliers

We expect to buy materials for our products from a multitude of suppliers, and do not expect to be dependent on any one supplier or group of suppliers. The raw materials used in our products will generally include chemicals, plastics, vitamins, fruits/vegetables, electronic and optical components and biologics, and packaging. We expect that these raw materials will be generally readily available at competitive, stable prices from a number of suppliers. Certain raw materials will be produced under our specifications.  These materials may be limited by supply and may be subject to delays in production and delivery which could delay or interfere with our ability to produce and deliver products.  We intend to closely monitor these materials to maintain adequate supplies.

Seasonality

We do not expect our business to experience seasonality in sales or revenue. However, our products or contract research services may be sold primarily to, or our revenue derived from, researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies. To the extent that our customers experience increases, decreases or delays in funding arrangements, and to the extent that any of our customers’ activities are slowed, such as during vacation periods or due to delays in the approval of governmental budgets, we may experience fluctuations in sales volumes throughout the year or delays from one period to the next in the recognition of sales.

Competition

We face competition from medical product and biotechnology companies, as well as from universities and non-profit research organizations.   Many emerging medical and biotechnology product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to those of ours.  See “Risk Factors”.

For our products, an important factor in competition is the timing of market introduction of our products or those of our competitors’ products. Accordingly, the relative speed with which we can develop products, complete the regulatory clearance processes and supply commercial quantities of the products to the market is an important competitive factor. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position.

Patents and Proprietary Rights

We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We will attempt to protect our proprietary technologies through patents and intellectual property positions in the United States as well as major foreign markets.  We currently have one pending utility patent and one active provisional patent.  In October, 2008, we also acquired a patented MRI software technology that we currently intend to develop.   Provisional patents are not reviewed by the USPTO and do not result in the issuance of patents. Due to a lack of funds, we allowed 13 of our previously filed provisional patent applications to expire. We must file regular patent applications in order to obtain any long-term proprietary rights in our inventions and technology.  Where possible, we plan to file new provisional patent applications in the future when we have adequate funding to do so; however, we cannot guarantee that we will have sufficient resources to file patent applications on all of our proprietary inventions, or that if filed, such patent applications will actually result in the issuance of patents.  See “Risk Factors”.

Even if we were awarded patents, the patent position of biotechnology and medical device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. We cannot assure you that our patent applications will result in additional patents being issued or that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around.

We also rely upon unpatented trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets, or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets.

We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.  See “Risk Factors”.

Government Regulation

Most aspects of our business and product candidates are subject to some degree of government regulation. As a developer of medical and biotechnology products, we are subject to extensive regulation by, among other governmental entities the FDA.  In addition prior to any sales of our product candidates we will be required to comply with the rules and regulations of state, local and foreign regulatory bodies in jurisdictions in which we desire to sell our products. These regulations govern the introduction of new products, the observance of certain standards with respect to the manufacture, safety, efficacy and labeling of such products, the maintenance of certain records, the tracking of such products and other matters.

Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of marketing clearances, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business. We believe that we are in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot assure you that such changes will not have a material adverse effect on our company.

For some of our product candidates, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, the FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses like ours comply with applicable laws and regulations. We devote significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to our business. To date, we have not received any notifications or warning letters from the FDA or any other regulatory bodies of alleged deficiencies in our compliance with the relevant requirements, nor have we recalled or issued safety alerts on any of our products. However, we cannot assure you that a warning letter, recall or safety alert, if it occurred, would not have a material adverse effect on our company.

Research and Development

During the year ended December 31, 2008, we incurred $443,107 in costs related to research and development activities.  No research and development costs were incurred prior to 2008.  The Company expects to continue ongoing research and development activities for the foreseeable future and expenses for the year ended December 31, 2009 are expected to increase from 2008 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. Through December 31, 2008, we had no revenues from commercial product sales, have never been profitable on an annual basis and have incurred net losses of $1,048,960.  We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.  See “Risk Factors”.

Employees

As of December 31, 2008, we had four full-time employees and two part-time employees, of which three full-time employees are engaged in research and development and one (the Chief Executive Officer) is engaged in both research and development and executive management. Our Chairman and our Chief Financial Officer worked for us on a part-time basis during 2008 will continue on this basis into 2009.  Provided that we obtain adequate financing and expand our research and operating activities, the percentage of time they devote to the Company is expected to increase and it is planned that these will become full-time positions in 2009.  We estimate that the successful implementation of our growth plan would require between  six and ten additional employees by the end of fiscal year 2009. We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

Item 1A.  Risk Factors

Risks Relating to the Early Stage of our Company

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

In its audit opinion issued in connection with our balance sheets as of December 31, 2008 and 2007 and our statements of operations, stockholders’/member’s equity (deficit) and cash flows for the years then ended, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our lack of working capital. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.  Our ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill our research and market introduction activities, and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  The doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors.  These factors, among others, may make it difficult to raise the necessary amount of capital.

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. We are in the process of developing numerous product candidates but none have proven to be commercially successful. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in November 2006 but we began operations in earnest in March 2008 when one of our officers and some of our key employees commenced employment.  Since March 2008, our primary activities have been research and development, the identification of collaborative partners, intellectual property protection such as patent applications and capital raising activities.  We have not licensed or sold any substantial amount of products commercially and do not have any definitive agreements to do so.  We have not proven that our business model will allow us to identify and develop commercially feasible products.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,048,960 as of December 31, 2008 and we expect to continue to incur significant research and development expenses in the foreseeable future related to the completion of development and commercialization of our products. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund research and development. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2009 but we do not have any firm commitments for funding.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our subsidiary’s business grows, we will be required to manage multiple relationships. Any further growth by us or our subsidiary, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

Risks Relating to Our Research and Development Business

There are substantial inherent risks in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop products or technology for commercial use.

Our company conducts research and development of products in numerous technological and medical fields. Our research scientists are working on developing technology in various stages. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. To date, our research and development projects have not produced commercially viable applications, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that none of our product candidates will be successfully developed. If we are unable to successfully develop products or technology for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our applications to generate revenues and achieve profitability.

Even if our research and development yields technologically feasible applications, we may not successfully develop commercial products, and even if we do, we may not do so on a timely basis. If our research efforts are successful on the technology side, it could take at least several years before this technology will be commercially viable. During this period, superior competitive technologies may be introduced or customer needs may change, which will diminish or extinguish the commercial uses for our applications. We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our technology by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We will need to establish additional relationships with collaborative and development partners to fully develop and market our products.

We do not possess all of the resources necessary to develop and commercialize products on a mass scale that may result from our technologies. Unless we expand our product development capacity and enhance our internal marketing, we will need to make appropriate arrangements with collaborative partners to develop and commercialize current and future products.

Collaborations may allow us to:

●	generate cash flow and revenue;

●	offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

●	seek and obtain regulatory approvals faster than we could on our own; and

●	successfully commercialize product candidates.

If we do not find appropriate partners, our ability to develop and commercialize products could be adversely affected. Even if we are able to find collaborative partners, the overall success of the development and commercialization of product candidates in those programs will depend largely on the efforts of other parties and is beyond our control. In addition, in the event we pursue our commercialization strategy through collaboration, there are a variety of attendant technical, business and legal risks, including:

●	a development partner would likely gain access to our proprietary information, potentially enabling the partner to develop products without us or design around our intellectual property;

●
we may not be able to control the amount and timing of resources that our collaborators may be willing or able to devote to the development or commercialization of our product candidates or to their marketing and distribution; and

●
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts our management’s resources.

The occurrence of any of the above risks could impair our ability to generate revenues and harm our business and financial condition.

Clinical trials for our certain product candidates may be lengthy and expensive and their outcome is uncertain.

Certain of our product candidates will be subject to regulatory approval from the United States Food and Drug Administration (“FDA”) or other governmental regulatory agencies including the United States Department of Agriculture (“USDA”). Before obtaining regulatory approval for the commercial sale of such product candidates, we must demonstrate through preclinical testing and clinical trials that such product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs or products that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions or FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

●	ineffectiveness of the product candidate;

●	discovery of unacceptable toxicities or side effects;

●	development of disease resistance or other physiological factors;

●	delays in patient enrollment; or

●	other reasons that are internal to the businesses of our potential collaborative partners, which reasons they may not share with us.

The results of the clinical trials may fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval or such that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

We expect to rely on third parties to manufacture our product candidates and our business will suffer if they do not perform.

We do not expect to manufacture many of our products and will engage third party contractors to provide manufacturing services.  If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We expect to use or rely on components and services that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply.

We expect to rely on third parties for the worldwide marketing and distribution of our product candidates, who may not be successful in selling our products.

We currently do not have adequate resources to market and distribute any products worldwide and expect to engage third party marketing and distribution companies to perform these tasks. While we believe that distribution partners will be available, we cannot assure you that the distribution partners, if any, will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our products. If this happens, we may not be able to successfully market our products, which would decrease or eliminate our ability to generate revenues.

We may not be successful at marketing and selling HealthAmerica’s technology or products.

We effectively acquired the assets of our subsidiary, HealthAmerica, on October 20, 2008. HealthAmerica owns patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) and systems employing its technology have been previously commercially sold and operated.  HealthAmerica’s technology was developed years ago and no significant operations and no commercial sales have occurred within the last four years.  As a result, the HealthAmerica technology may be outdated by recent technology developments.  As of the date of this Annual Report on Form 10-K we have not devoted any substantial effort or resources to the development of HealthAmerica’s products or technology.   We may not be able to market and sell the HealthAmerica technology or products and any financial or research efforts we exert to develop, commercialize or promote such products may not result in revenue or earnings.  On an annual basis we will evaluate whether there is any impairment of the acquired HealthAmerica assets and, if so, future impairment charges may need to be recorded.

We may lose out to larger and better-established competitors.

The medical device and biotechnology industries are intensely competitive. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have. The particular medical conditions, illnesses or diseases our product lines are intended to address can also be addressed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors’ products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our products may be displaced by newer technology.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and products obsolete or non-competitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the importance of the procedures that use our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our product candidates become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

We may not have sufficient legal protection against infringement or loss of our intellectual property, and we may lose rights to our licensed intellectual property if diligence requirements are not met.

Our success depends, in part, on our ability to secure and maintain patent protection, to preserve our trade secrets, and to operate without infringing on the patents of third parties. While we intend to protect our proprietary positions by filing United States and foreign patent applications for our important inventions and improvements, domestic and foreign patent offices may not issue these patents.

We have filed a number of provisional patents with respect to our product candidates.  Provisional patents are not reviewed by the USPTO and will not result in the issuance of a patent, unless a regular patent application is filed within one year after the filing of the provisional patent application.  Generally, our provisional patent applications do not contain all of the detailed design and other information required by a regular patent application.  As a result, it may be uncertain whether the description of the invention in a provisional patent meets the “best mode and enablement” requirements for issuance of a patent. Failure to adequately describe the invention may result in the loss of certain claims.   We intended to file regular patent applications with respect to each of our product candidates during the one-year period of the provisional patents.  However, due to a lack of capital, we have been unable to complete and file patent applications.  As a result, we may have lost or may lose the right to certain claims.  If we do not have the funds or resources to prepare, file and maintain patent applications on any additional or new inventions, we could lose proprietary rights to our technology.

Even if we file patent applications and patents are issued, third parties may challenge, invalidate, or circumvent our patents or patent applications in the future. Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

In the United States, patent applications are secret until patents are issued, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.

We typically require our employees, consultants, advisers and suppliers to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, advisory, or supply relationships with us. They may breach these agreements and we may not obtain an adequate remedy for breach. Further, third parties may gain access to our trade secrets or independently develop or acquire the same or equivalent information.

We could be damaged by product liability claims.

Our products are intended to be used in various clinical or surgical procedures. If one of our products malfunctions or a physician or patient misuses it and injury results to a patient or operator, the injured party could assert a product liability claim against our company. We currently do not have product liability insurance and may not be able to obtain such insurance at a rate that is acceptable to us or at all. Furthermore, even if we can obtain insurance, insurance may not be sufficient to cover all of the liabilities resulting from a product liability claim, and we might not have sufficient funds available to pay any claims over the limits of our insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage our company.

Our common stock is not listed or trading on any exchange and shareholders may not be able to resell their shares.

Currently our shares of common stock are not listed on any exchange or automated quotation system.  A public market for our shares may never develop.  There can be no assurance that purchaser of our shares will be able to resell their shares at their original purchase price, if at all.

Our common stock is expected to be traded over the counter, which may deprive stockholders of the full value of their shares.

We anticipate that our common stock will be quoted via the OTC Electronic Bulletin Board. If successfully listed on the OTC Electronic Bulletin, our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price would severely limit the potential market for our common stock.

Our common stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

 In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

An investor’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on the OTCBB. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through its ownership of shares of our common stock, two shareholders, Tannin J. Fuja, our President, and NFG, Inc., beneficially own 77.9% of our total outstanding shares of common stock.  As a result of the concentrated ownership of the stock, these two stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

 Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our board of directors has the authority to issue shares of “blank check” preferred stock, which may make an acquisition of our company by another company more difficult.

We have adopted and may in the future adopt certain measures that may have the effect of delaying, deferring or preventing a takeover or other change in control of our company that a holder of our common stock might consider in its best interest. Specifically, our board of directors, without further action by our stockholders, currently has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights (including voting rights), preferences and privileges of these shares (“blank check” preferred). Such preferred stock may have rights, including economic rights, senior to our common stock. As a result, the issuance of the preferred stock could have a material adverse effect on the price of our common stock and could make it more difficult for a third party to acquire a majority of our outstanding common stock.

Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 2,960 square feet of office space at 2590 Holiday Road, Suite 100, Coralville, Iowa, as our principal offices. The current lease term is from August 1, 2008 and ending on July 31, 2010, at a monthly base rent of approximately $3,700 throughout the term. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase or in the event we decide to manufacture and market any of our product candidates.

Item 3. Legal Proceedings

As of the date of this report, the Company is not party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On October 28, 2008, a majority of the shareholders of the company, acting by written consent, adopted the 2008 Stock Incentive Plan and reserved 7,500,000 shares for issuance thereunder. No other matters were submitted to shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Through the date of this Annual Report on Form 10-K, our common shares have not been listed on any exchange and there is no established public trading market for our common stock.  On November 25, 2008, we filed with the SEC, a registration statement on form S-1 to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering; and deregistered the 14,300,000 unsold shares.  The Company will not offer or sell any additional shares of common stock pursuant to that registration statement.  The 5,133,000 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale and were not subject to the de-registration. As of the date of this Annual Report on Form 10-K we were awaiting approval from the Financial Industry Regulatory Authority (“FINRA”) to list our shares of common stock on the Over-the Counter Electronic Bulletin Board.  There can be no assurance that a public trading market will develop at the time the trading of our stock commences or that it will be sustained in the future.  Without an active public trading market, our investors may not be able to liquidate their investment without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Risk factors we discuss in this Annual Report on Form 10-K, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Upon clearance from FINRA, we intend to apply to have our common stock quoted on the OTC Bulletin Board.  No trading symbol has yet been assigned.

Holders of Common Stock

As of June 30, 2009, there were 70 stockholders of record of our common stock.   Our shares are not currently quoted on any exchange.

Dividends and Stock Repurchases

We have never paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities

During the fiscal year ended December 31, 2008, we did not repurchase any of our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective as of October 23, 2008, our Board of Directors and a majority of our shareholders approved our 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in our company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2008 Plan authorizes us to issue up to 7,500,000 shares of our common stock which represented slightly less than 15% of our outstanding shares at the time the 2008 Plan was adopted. The 2008 Plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.  Through June 30, 2009, no options or awards have been granted under the plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	7,500,000
Equity compensation plans not approved by security holders	-	-
Total	-	-	7,500,000

Sales of Unregistered Securities

In connection with the Company’s conversion from a limited liability company to a corporation on April 30, 2008, the Company issued 44,862,500 unregistered shares of common stock to the founding member and the founding member forgave the $18,500 liability it was owed at December 31, 2007. The Company also issued 291,000 shares to certain employees, based on their respective percentage interests held prior to conversion. These shares were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

Between April 2008 and October 2008, we issued 133,000 shares of common stock to five accredited investors for an aggregate gross purchase price of $66,500. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act or Regulation D.  These shares were subsequently registered in the registration described above that we filed on November 25, 2008.
.
On October 20, 2008, we issued 5,000,000 unregistered shares of our common stock under the Securities Act in reliance upon the exemption set forth in Section 4(2)of the Securities Act or Regulation D, along with a promissory note in the principal amount of $1,500,000 to shareholders of HealthAmerica, Inc., a Nevada corporation (HealthAmerica), in exchange for 25,000,000 shares of HealthAmerica common stock,  representing approximately 84% of the outstanding shares of capital stock of HealthAmerica.  These shares were subsequently registered in the registration described above that we filed on November 25, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Plan of Operation

The Company plans on becoming a significant transdisciplinary biomedical/biotechnology company involved in the discovery, development and commercialization of a broad range of medical devices and pharmaceuticals to improve human health.

We intend to develop, manufacture and sell directly or indirectly through collaborative partners, the following types of products:

PRODUCT	R&D PHASE	DESCRIPTION
VivaThermic Vials	Phase III	Centrifugable and autoclavable vials for cryopreservation
CryoKeeper/Carrier	Phase II	Device for the storage & transport of specimens at cryogenic temperatures
Vivaplate	Phase I	Composite multi-well microplate for rapid temperature response
VivaCycler	Phase I	Individually controlled high throughput heating and cooling device
VivaSight	Phase II	Digital PhotoRefractor for children's vision screening
VivAuris	Phase II	Device for middle ear redness detection
VivaGlobin	Phase II	Device for anemia and Cutaneous hemoglobin detection
Cryopsy	Phase I	Device for cryogenic biopsy collection of visceral lesions
VivaBlend	Phase III	Fresh fruits & vegetables extract for antioxidant supplements
RejuviJam	Phase II	Jam & Jelly with antioxidants and bone & cartilage supplements
VivaGastroProtect	Phase I	Fruits and vegetables extract for the protection of digestive system
MyDerm	Abandoned	System & Method for formulating/dispensing color-specific cosmetics
VivaSwab	Abandoned	Biodegradable swab for sample collection
VivaCrop	Phase I	Vegetation health monitor
Clinical Biomolecular Sensor	Phase I	In vitro diagnostic device used at the point of care
SLICES	Phase II	MRI enhancement software

We also plan to continue to provide contract research and development services in molecular biology, device engineering and other areas.  We commenced providing contract research and development services in the first quarter of 2008.

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying financial statements for the year ended December 31, 2008 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At December 31, 2008, we have $145,669 in cash and cash equivalents and our current liabilities consisted of $136,920 in accounts payable, $298,496 in accrued wages payable to our two officers and the Executive Chairman, $343,331 in loans and advances payable to related parties, a $150,222 grant payable and a $1,481,648 note payable.  The $150,522 grant payable would be payable upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $1,481,648 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

For the year ended December 31, 2008, net cash provided by operating activities was $26,859 and included our $1,028,460 net loss for the year, adjusted for depreciation and amortization charges of $138,259, non-cash stock compensation charges of $339,102, interest added to note payable balances of $18,226, amortization of the discount on a note with the beneficial conversion feature of $18,761 and changes in operating assets and liabilities offset by the minority interest in the net loss of our consolidated subsidiary of $3,328. Net cash provided by operating activities was zero during the year ended December 31, 2007 and included our $20,500 net loss for the year offset by changes in operating assets and liabilities.

Net cash used in investing activities was $43,431 for the year ended December 31, 2008, and resulted from purchases of fixed assets of approximately $39,731 and a long-term deposit of $3,700. No cash was provided by investing activities during 2007.

For the year ended December 31, 2008, net cash provided by financing activities totaled $162,241 reflecting proceeds from a $150,000 grant and $58,195 net proceeds from sales of common stock, offset by the payment of $15,954  in deferred offering costs and $30,000 on a note payable. No cash was provided by financing activities during 2007.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  On March 3, 2009, the Company announced that it had sold 14,734,783 shares of common stock and de-registered 265,217 shares of common stock. Of the shares sold, the holder of the $1,481,648 note payable described above purchased 434,783 shares in exchange for a $100,000 reduction of the debt. The Company had received subscription agreements to purchase the remaining 14,300,000 shares, but, as of April 2, 2009, had not received any of the purchase price for such shares and cancelled and terminated each of the subscription agreements, with the consent of the subscribers.  The Company then terminated the public offering and deregistered all unsold shares, aggregating 14,300,000 shares. The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 5,133,000 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale and were not subject to the de-registration; however, the Company will not receive any of the proceeds of such sales.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  In the first quarter of 2009; we entered into distribution agreements with distributors in India and Japan for the sale of our cryovials and we commenced taking cryovial orders; however, until we have sufficient cash to prepare marketing materials and purchase product samples, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than the monthly rental payments of $3,700 on the facilities lease that expires July 10, 2010.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc. and is majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company effectively acquired HealthAmerica’s assets by acquiring approximately 84% of its outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2008 and results of operations from October 20, 2008 to December 31, 2008 were consolidated with the Company’s financial, statements.   All intercompany transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the years ended December 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements.

Research and Development Costs

All research and development costs, including all related salaries, clinical trial expenses, regulatory expenses, facility costs and costs to obtain, maintain and protect patents are charged to expense when incurred.

In June 2007, the FASB ratified Emerging Issue Task Force ("EITF") No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made. The Company did not have any nonrefundable advance payments capitalized at December 31, 2008. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company's results of operations, financial position or cash flows.

The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the U.S.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption had no impact on the financial statements for the year ended December 31, 2007.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), a replacement of SFAS No. 141, "Business Combinations." SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statements.

The Company adopted the required provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157) at the beginning of fiscal year 2008, resulting in no impact to the Company’s consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company adopted the remaining provisions of SFAS No. 157 at the beginning of fiscal year 2009, which did not result in a material impact to the Company’s financial statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests (formally referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company's financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States. This statement is effective 60 days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flows.

Results of Operations

During the year ended December 31, 2008, our company commenced providing research and development services and internal research and development activities.  Research revenues totaled $194,700 during 2008.  For the year ended December 31, 2008, the cost of research services provided totaled $122,321 and research and development expenses, which consisted primarily of payroll and related expenses, patent cost amortization and lab supplies, totaled $443,107.  General and administrative expenses during this period totaled $328,251 and consisted primarily of payroll, and office expenses. Interest expense totaled $36,987 during the year ended December 31, 2008.

We also incurred noncash compensation expense of $339,102 primarily as a result of our acquisition of approximately 84% of the outstanding stock of HealthAmerica on October 20, 2008. The compensation expense arose because HealthAmerica was partially owned by one of our directors and one of our officers.   The HealthAmerica transaction also resulted in $123,656 in patent cost amortization expense, which is included in research and development expense, the related deferred tax benefit of $43,280 and a $3,328 minority interest in HelathAmerica’s loss for the period.

We did not generate any revenue from November 1, 2006 (inception) to December 31, 2007.  For the year ended December 31, 2007 our expenses were $20,500.  Expenses consisted of consulting fees and reimbursements payable to the founding member/stockholder and administrative expenses.   As a result, we have reported a net loss of $20,500 for the year ended December 31, 2007, which was also our total net loss from inception on November 1, 2006 through December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 8. Financial Statements and Supplementary Data

See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

Item 9A Controls and Procedures

The Company's Chief Executive Officer, Chief Financial Officer and Chairman have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Our limited financial resources, not our disclosure controls and procedures, have caused us to delay the timing of the audit of our annual financial statements, which resulted in our inability to file this Annual Report on Form 10-K on a timely basis.

The Chief Executive Officer, Chief Financial Officer and Chairman conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our Chief Executive Officer our Chief Financial Officer and our Chairman, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  It is also recognized Vivakor has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company plans to address these concerns at the earliest possible reasonable opportunity.

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors, Executive Officers, Promoters and Control Persons

Directors

Matthew Nicosia, age 35, has served as a director of our Company since November, 2006.  From 2000 to 2007, prior to joining the Company as Executive Chairman of the Board, Mr. Nicosia was the founder and Chief Executive Officer and served as a director of Dermacia, Inc. While founding Dermacia, Inc., in 2002, Mr. Nicosia, co-founded Quantum Sphere, Inc. and served as a director until 2004.  Mr. Nicosia also currently sits on the Board of Directors and is a principal of Integrity, Equity, and is a director of several private companies. Mr. Nicosia received his Bachelor of Arts degree from Brigham Young University and an MBA degree from Pepperdine University.  Mr. Nicosia had been an executive officer and director of Dermacia, Inc., a private medical cosmetic company.  In 2008 Dermacia became insolvent and was subject to foreclosure proceedings by its principal creditor.

Dr. Tannin Fuja, PhD, age 32, has served as a director and as Chief Executive Officer of our Company since March, 2008. Prior to joining our company, from 2004 to 2006, Dr. Fuja headed the Molecular and Cell Biology Research Group at the National Center for Voice and Speech, and was a Member of the Scientific Advisory Board for Dermacia, Inc. and served as an adjunct assistant professor in the Department of Speech Pathology and Audiology at the University of Iowa. From 2004 through the present, Dr. Fuja is a Member of the University of Iowa Center on Aging.  From 2005, through the present, Dr. Fuja serves as a Member of the Holden Comprehensive Cancer Center.  From 2006 through the present, Dr. Fuja serves as an Adjunct Professor in the Department of Anatomy and Cell Biology at Carver College of Medicine, University of Iowa. Dr. Fuja received his Bachelors of Science degree from Brigham Young University, a certificate in Human Subject Research Ethics from the University of Washington (Seattle) and his Doctorate in Biological Sciences in the Department of Developmental and Cell Biology from the University of California, Irvine.

Executive Officers

Name	Age	Position
Matthew Nicosia	35	Executive Chairman of the Board
Dr. Tannin Fuja, PhD	33	Chief Executive Officer, President, Chief Scientist
Ed Corrente	47	Chief Financial Officer

Ed Corrente, age 47, is a Certified Public Accountant and has been a consultant to our Company, acting as CFO since March 2008 and became an employee of our company, serving as the Chief Financial Officer since September, 2008, working on a part-time basis.  Prior to joining our company, from October, 2007 to September 2008, Mr. Corrente was employed as the Chief Financial Officer of Dermacia, Inc., a private medical cosmetic company that was insolvent and was subject to foreclosure proceedings by its principal creditor. From October 2006 to September 2007 he was a consultant to Dermacia.  Between December 2000 and April 2007, Mr. Corrente was the Chief Financial Officer and Vice President of Finance for Thuris Corporation and Accenx Technologies, Inc.  He was previously with Ernst and Young for approximately 16 years, working in its Toronto, Canada and Orange County, California offices.  Mr. Corrente is a member of the American Institute of Certified Public Accountants and the California Society of CPA’s.  Mr. Corrente obtained his Bachelors degree at the University of Toronto, Canada.

Key Employees

Dr. YingYing Zhou, PhD, has served as our Cryobiology Program Manager since April, 2008.  Prior to that time, from 2001 to 2007, Dr. Zhou worked for HNI Corporation, where she served as Senior Scientist. From 1996 to 2001 Dr. Zhou was a Graduate Student Researcher for the University of California, Berkley.  Dr. Zhou has over ten years of research experience, five of which have been in research and development, product testing, protocol, and manufacturing process design.  Dr. Zhou received her Bachelor’s and Master’s Degree in Mechanical engineering from Tsinghua University in China and received her Doctorate in Mechanical engineering from the University of California, Berkley.

Family Relationships.  There are no family relationships among the directors and executive officers of the company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all of the Company’s officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics is posted on our website at www.vivakor.com. The code of business conduct and ethics may be also obtained free of charge by writing to Vivakor, Inc., Attn: Chief Executive Officer, 2590 Holiday Road, Suite 100, Coralville, Iowa 52241.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals. Salary and other compensation for these officers and employees are set by the Board of Directors, except for employee compensation which is set by officers of the Company.

Executive Compensation

Summary Compensation Table.  The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to our Chief Executive Officer and our other two highest paid executive officers during the last fiscal year (the Named Executives) for the last two fiscal years.

					(1)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Dr. Tannin Fuja, PhD	2008	$205,863	$-	$-	$-	$205,863
Chief Executive Officer	2007	-	-	-	-	-
President, Chief Scientist

Matt Nicosia (2)	2008	$93,000	$-	$-	$245,272	$338,272
Exec. Chairman of the Board	2007	-	-	-	-	-

Ed Corrente (2)	2008	$69,063	$-	$-	$93,735	$162,798
Chief Financial Officer	2007	-	-	-	-	-

(1)
An officer and director purchased HealthAmerica shares at price per share that was lower than the price per share paid by Vivakor for the HealthAmerica shares it purchased.  These amounts include the difference between the price per share paid by the executives and the price per share paid by Vivakor multiplied by the number of shares purchased by the executives. The difference is recorded as a noncash stock compensation expense in the accompanying financial statements for the year ended December 31, 2008.  In connection with Vivakor’s acquisition of approximately 84% of HealthAmerica’s outstanding common stock, the shareholders of HealthAmerica received Vivakor common shares. These amounts also include the value of the Vivakor shares received by these executives as part of the HealthAmerica transaction.

(2)	Worked on a part-time basis and entire salary earned in 2008 has been accrued and is unpaid.

Compensation of Other Named Executives.   None of our Named Executive Officers are currently employed under employment agreements.

Outstanding Equity Awards at Fiscal Year End.  There were no outstanding equity awards as of December 31, 2008.

2008 Stock Incentive Plan.  On October 23, 2008, our Board of Directors unanimously approved our 2008 Stock Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2008 Plan authorizes us to issue up to 7,500,000 shares of our common stock which represented slightly less than 15% of our outstanding shares at the time the 2008 Plan was adopted. The 2008 Plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.   As of December 31, 2008, no options or awards had been granted under the 2008 Plan.

 Compensation of Non-Employee Directors.  We currently have no non-employee directors and no compensation was paid to non-employee directors in the fiscal year ended December 31, 2008.  We intend during 2009 to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Audit, Compensation and Nominating Committees

As noted above, we intend to apply for listing our common stock on the OTC Electronic Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members, none of whom is considered independent.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2009, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Matt Nicosia	785,000	(3)	1.6
Tannin Fuja	16,975,000		33.5
Ed Corrente	775,000	(4)	1.5
NFG, Inc.	22,480,219	(5)	44.4
All executive officers and directors as a group (3 persons)	18,535,000		36.6

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 2590 Holiday Road, Suite 100, Coralville, IA 52241.

(2)
Applicable percentage of ownership at June 30, 2009 is based upon 50,660,660 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of June 30, 2009 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Beneficial ownership of these shares is shared and held by the Nicosia Family Trust.

(4)	Beneficial ownership of these shares is shared and held by the Corrente Family Trust.
(5)	The address of this beneficial owner is 3941 South Bristol Street, Suite D, #540 Santa Ana, CA 92704

Item 13. Certain Relationships and Related Transactions, and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of Vivakor, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

Loans and Advances from Affiliates

            During 2008, an officer/shareholder personally paid Company expenditures (primarily including lab and office equipment and supplies) aggregating $20,648.  The officer/shareholder has not been reimbursed and the balance payable is noninterest bearing.

Through December 31, 2008, NFG advanced or paid Company expenditures (primarily including payroll, legal fees, lab and office equipment and supplies) aggregating $228,877. NFG has not been repaid any amounts and the balance due is noninterest bearing.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  Interest expense during the year ended December 31, 2008 totaled $6,356 and was added to the note balance. The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Since the contingency was resolved during the year, the $18,761 fair value of the beneficial conversion feature was recognized as interest expense during the year ended December 31, 2008. Our Board of Directors believes that the loan was on terms that are fair and reasonable to our company and no less favorable than those that would be available from an unaffiliated third party in an arms’-length transaction.

Revenues

Approximately 99% of our revenue in 2008 was from a company in which one of our directors and one of our officers were officers and shareholders of.

Acquisition of HealthAmerica

On October 20, 2008, we effectively acquired the assets (patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) systems) of HealthAmerica, Inc., a company that has had no significant operations within the last four years, by acquiring 25,000,000 shares of its common stock in exchange for (i) a promissory note in the principal amount of $1,500,000 bearing interest at 4% per annum and (ii) 5,000,000 shares of our common stock.  Certain officers, directors and affiliates of our company, directly or indirectly, were shareholders of HealthAmerica and received shares of our common stock in exchange for their HealthAmerica shares.  Affiliates of our company owned or controlled, directly or indirectly 1,085,000 shares of HealthAmerica common stock, representing approximately 21.7% of HealthAmerica’s outstanding shares prior to acquisition.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that none of its members meet the independence requirements.

Item 14. Principal Accountant Fees and Services

The firm of McGladrey & Pullen, LLP currently serves as the Company’s independent auditors. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	Year ended December 31, 2008	Year ended December 31, 2007
Audit fees	$25,000	$6,457
Audit-related fees	39,943	-
Tax fees	-	-
All other fees	-	-
Totals	$64,943	$6,457

Audit Fees
Audit fees for the years ended December 31, 2008 and 2007 consist of the aggregate fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007.

Audit-Related Fees
Audit –related fees for the year ended December 31, 2008 consist of fees related to Company’s registration statement filed on form S-1.

Tax Fees
No professional services were rendered by McGladrey & Pullen, LLP for tax compliance, tax advice or tax planning for the years ended December 31, 2008 and 2007.

All Other Fees
No other professional services were rendered by McGladrey & Pullen, LLP for the years ended December 31, 2008 and 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because the required information is not   applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Vivakor, Inc. dated April 30, 2008.*

3.1.1	Amendment to Articles of Incorporation of Vivakor, Inc. dated September 5, 2008.*

3.1.2	Articles of Conversion from limited liability company to corporation dated April 30, 2008.*

3.1.3	Limited liability company Articles of Organization of Genecular Holdings, LLC dated November 1, 2006.*

3.2	Bylaws dated April 30, 2008.*

10.1	2008 Incentive Plan.*

10.2	Form of Stock Option Agreement under the Vivakor, Inc. 2008 Incentive Plan.*

10.3	Form of Restricted Stock Award and Agreement under the Vivakor, Inc. 2008 Incentive Plan.*

10.4	Acquisition Agreement and Plan of Acquisition, dated as of September 8, 2008.*

10.5	Secured Nonrecourse Promissory Note, dated September 18, 2008.*

10.6	Pledge and Security Agreement, dated as of September 30, 2008.*

10.7	Subscription Agreement.*

11.1	Statement re Computation of Per Share Earnings

12.1	Statement re computation of ratios

14.1	Vivakor, Inc. Code of Ethics.*

21.1	Subsidiaries of the registrant.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed as Exhibits to the Registration Statement on Form S-1 (file no. 333-155686)

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Vivakor, Inc.

Dated: July 8, 2009	By: /s/ Tannin, Fuja
Tannin Fuja, PhD
President and Chief Executive Officer

Dated: July 8, 2009	By: /s/ Ed Corrente
Ed Corrente
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date
/s/ Matt Nicosia	Chairman of the Board	July 8, 2009
Matt Nicosia

/s/ Tannin Fuja	Director	July 8, 2009
Tannin Fuja, PhD

VIVAKOR, INC.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vivakor, Inc.
Coralville, Iowa

We have audited the accompanying balance sheets of Vivakor, Inc. as of December 31, 2008 and 2007, and the related statements of operations, statement of stockholders’ /member’s equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vivakor, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Cedar Rapids, Iowa
July 8, 2009

Vivakor, Inc. Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current asset-cash and cash equivalents	$145,669	$-

Deferred offering costs	111,316	-
Deposit	3,700	-
Property and equipment, net	112,578	-
Patents, net	3,586,036	-

	$3,959,299	$-

Liabilities and Stockholders' / Member’s Equity (Deficit)
Current liabilities
Accounts payable	$136,920	$2,000
Accrued wages	298,496	-
Loans and advances from related parties	343,331	18,500
Grant payable	150,222	-
Note payable	1,481,648	-
Total current liabilities	2,410,617	20,500

Deferred income taxes	1,255,112	-
Minority interest	96,979	-

Commitments (Note 9)

Stockholders'/member's equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares in 2008 and none in 2007 authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares in 2008 and none in 2007 authorized; 50,225,877 shares in 2008 and none in 2007, issued and outstanding	50,226	-
Additional paid-in capital	1,195,325	-
Retained deficit	(1,048,960)	(20,500)
Total stockholders'/member's equity (deficit)	196,591	(20,500)

	$3,959,299	$-

See accompanying notes.

Vivakor, Inc. Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Research Revenue	$194,700	$-

Operating Expenses
Cost of research services	122,321	-
Research and development	443,107	-
Noncash stock compensation	339,102	-
General and administrative	328,251	20,500
Total operating expenses	1,232,781	20,500
Loss from operations	(1,038,081)	(20,500)
Interest expense	36,987	-
Loss before income tax and minority interest	(1,075,068)	(20,500)
Minority interest in net loss of consolidated subsidiary	(3,328)	-
Benefit for income taxes	(43,280)	-

Net loss	$(1,028,460)	$(20,500)

Loss per share:
Basic and diluted	$(0.02)	n/a
Weighted average shares - Basic and diluted	46,102,508	n/a

See accompanying notes.

Vivakor, Inc. Consolidated Statements of Stockholders’ / Member’s Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Member’s (Deficit) / Retained Earnings	Total Shareholders’/ Members Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Member’s equity balance December 31, 2006	–	$–	–	$–	$–	$–	$–
Net loss	–	–	–	–	–	(20,500)	(20,500)
Member’s equity balance December 31, 2007	–	$–	–	$–	$–	$(20,500)	$(20,500)
Membership interests issued to employees	–	–	–	–	–	120	120
Issuance of common stock in exchange for membership interests upon conversion of Company from LLC to Corporation	–	–	45,153,500	18,620	–	(120)	18,500
Issuance of common shares	–	–	133,000	74	58,121	–	58,195
Reclassification for 2.425 to 1 stock split	–	–	–	26,593	(26,593)	–	–
Employee forfeiture of unvested shares	–	–	(60,623)	(61)	36	–	(25)
Shares issued in acquisition	–	–	5,000,000	5,000	1,145,000	–	1,150,000
Discount on note with beneficial conversion feature	–	–	–	–	18,761	–	18,761
Net loss	–	–	–	–	–	(1,028,460)	(1,028,460)
Stockholders’ equity balances December 31, 2008	–	$–	50,225,877	$50,226	$1,195,325	$(1,048,960)	$196,591

See accompanying notes.

Vivakor, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Operating Activities
Net loss	$(1,028,460)	$(20,500)
Depreciation and amortization	138,259	-
Stock compensation expense	339,102	-
Interest added to notes payable	18,226	-
Amortization of discount on note with conversion feature	18,761	-
Minority interest in net loss of consolidated subsidiary	(3,328)	-
Deferred income taxes	(43,280)	-
Adjustments to reconcile net loss to net cash provided
by operating activities:
Changes in operating assets and liabilities:
Accounts payable	39,558	2,000
Accrued wages	298,496	-
Loans and advances from related parties	249,525	18,500
Net cash provided by operating activities	26,859	-

Investing activities
Long-term deposit	(3,700)	-
Purchases of furniture, equipment and leasehold improvements	(39,731)	-
Net cash used in investing activities	(43,431)	-

Financing activities
Payment of deferred offering costs	(15,954)	-
Payments on note payable	(30,000)	-
Proceeds from grant	150,000	-
Net proceeds from sale of common stock	58,195	-
Net cash provided by financing activities	162,241	-

Net increase in cash and cash equivalents	145,669	-
Cash and cash equivalents- beginning of year	-	-
Cash and cash equivalents- end of year	$145,669	$-

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,000	$-

Noncash transactions:
Note issued to shareholder for purchase of furniture and equipment	$87,450	$-
Unpaid deferred offering costs	$95,362	$-
Issuance of note payable to acquire HealthAmerica shares and patents	$1,500,000	$-
Issuance of shares to acquire HealthAmerica shares and patents	$1,150,000	$-
Gross up of acquired patents for deferred income taxes	$1,298,392	$-
Issuance of shares to founder as payment of amount due	$18,500	$-

See accompanying notes.

Vivakor, Inc.
Notes to Consolidated Statements
For the Years ended December 31, 2008 and 2007

1.     Organization and Business

Vivakor, Inc. (the “Company”) is a Nevada corporation based in Coralville, Iowa and is a trans-disciplinary biomedical company involved in the discovery, development and commercialization of a broad range of medical devices and pharmaceuticals to improve human health. The Company also performs contract research and development in molecular biology and devices engineering. The Company was originally organized as Genecular Holdings LLC, a Nevada limited liability company on November 1, 2006.  On April 30, 2008, the limited liability company was converted into a Nevada corporation and changed its name to Vivakor, Inc.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor (Note 8) and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering; and deregistered the 14,300,000 unsold shares.

As of the second quarter 2008, the Company reached operating stage. Therefore, these financial statements have been prepared as an operating stage company rather than a development stage company.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc. and is majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company effectively acquired HealthAmerica’s assets by purchasing approximately 84% of its outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2008 and its results of operations from October 20, 2008 to December 31, 2008 were consolidated with the Company’s financial, statements. See Note 3 for additional information related to this acquisition. All intercompany transactions have been eliminated in consolidation.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Management’s Plan

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the second quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company (Note 10).

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed research and development and sales and marketing programs for the next twelve months. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans from current stockholders, future public and private debt and equity offerings, proceeds from research and development services provided to others or from strategic arrangements with third parties.  However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Stock Split

The Board of Directors authorized a 2.425 for 1 stock split in the form of a stock dividend for shareholders of record on September 5, 2008. All share and per share data presented in the accompanying consolidated financial statements and throughout these notes have been retroactively restated to reflect this stock split.  Par value of the stock remains at $0.001, accordingly, a $26,593 reclassification was made from additional-paid-in-capital to common stock for the shares issued as a result of this stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with major United States financial institutions.

One customer, that is a related party, accounted for approximately 99% of revenue in 2008.

Deferred Offering Costs

The Company defers as an asset the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. These costs were expensed in the first quarter of 2009 as a result of the termination of the offering that was in process of December 31, 2008 (Note 10).

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts payable, accrued wages, loans, advances, notes and grants payable all approximate their fair values due to their short-term maturities.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to seven years, or the life of the lease, as appropriate.

Patent Costs

Cost to acquire patents are capitalized and amortized over their estimated useful lives of five years. Expenditures related to obtaining, maintaining and protecting patents are charged to expense when incurred, and are included in research and development expense.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the years ended December 31, 2008 and 2007.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements.

Research and Development Costs

All research and development costs, including all related salaries, clinical trial expenses, regulatory expenses, facility costs and costs to obtain, maintain and protect patents are charged to expense when incurred.

In June 2007, the FASB ratified Emerging Issue Task Force ("EITF") No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" ("EITF 07-3"). The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. If an entity's expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense in the period such determination is made. The Company did not have any nonrefundable advance payments capitalized at December 31, 2008. The Company adopted EITF 07-3 on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company's results of operations, financial position or cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.

Income Taxes

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Through April 29, 2008, the Company was a limited liability company and its taxable loss was allocable to the members in accordance with their respective percentage ownership interests; accordingly, there is no tax provision and no deferred tax assets or liabilities in 2007.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (Continued)

Stock Options

The Company follows the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). This statement requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period. Under the modified prospective transition method, the Company has not adjusted its financial statements for periods prior to the date of adoption for the change in accounting. However, the Company will recognize compensation expense for (1) all share-based payments granted after the effective date and (2) all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the vesting period of such awards.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

New Accounting Pronouncements

            In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), a replacement of SFAS No. 141, "Business Combinations." SFAS 141R applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statements.

The Company adopted the required provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157) at the beginning of fiscal year 2008, resulting in no impact to the Company’s consolidated financial statements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. The Company adopted the remaining provisions of SFAS No. 157 at the beginning of fiscal year 2009, which did not result in a material impact to the Company’s financial statements.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements (Continued)

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FAS 109. FIN 48 provides clarification for the financial statement measurement and recognition of tax positions that are taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption had no impact on the financial statements for the years ended December 31, 2008 and 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for noncontrolling interests (formally referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or losses will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and requires additional information about how and why derivative instruments are being used, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect the Company's financial position, financial performance and cash flow. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its results of operations, financial position or cash flows.

             In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States. This statement is effective 60 days following the SEC's approval of The Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards. The Company does not believe the adoption of SFAS 162 will have a material impact on its results of operations, financial position or cash flows.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

3. Acquisition

On October 20, 2008, the Company effectively acquired the assets of HealthAmerica, Inc., a Nevada corporation (“HealthAmerica”) by acquiring approximately 84% of HealthAmerica’s outstanding common shares.   HealthAmerica has a patented and FDA approved MRI technology that the Company plans to develop and commercialize. Once completed, the MRI technology is expected to enhance the results obtained from older MRI systems and is expected to be sold as an upgrade to these older systems.  HealthAmerica also has a patented medical Bar-coding technology that the Company acquired but has no immediate plans to develop. The acquisition was accounted for as an asset purchase because HealthAmerica was an inactive company with no operations, customers, employees, liabilities or assets, other than the MRI and bar-coding technologies.

In the transaction, the Company acquired 25,000,000 shares of HealthAmerica common stock in exchange for 5,000,000 shares of Vivakor’s common stock, valued at $1,150,000, which was distributed pro-rata to all HealthAmerica shareholders, plus a $1,500,000 secured nonrecourse promissory note to an entity controlled by the majority shareholder (Note 8).  Prior to the acquisition, an officer and director of Vivakor had an aggregate 21.7% interest in   HealthAmerica’s outstanding shares and, after the acquisition, they held an aggregate of 3.6% interest in HealthAmerica’s outstanding shares. The portion of the asset purchase attributed to the original shareholders was recorded at historical costs with the remaining value of $339,007, related to the interests acquired by the officer and director, recorded at fair value with a related charge to compensation expense in 2008.

The total purchase price was allocated as follows:

Patent	$3,709,692
Deferred tax liability	(1,298,392)
Total	$2,411,300

4.     Property and Equipment

Property and equipment consists of the following at December 31:

	2008	2007
Office furniture and equipment	$50,425	$-
Computer equipment and software	29,346	-
Laboratory and manufacturing equipment	44,910	-
Leasehold improvements	2,500	-
Total property and equipment	127,181	-
Less: accumulated depreciation	(14,603)	-
Net property and equipment	$112,578	$-

 Depreciation expense was $14,035 and amortization expense for leasehold improvements was $568 in 2008.  There was no depreciation or amortization expense in 2007.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

5.       Patents

Patents consist of the following at December 31:

	2008	2007
Patents	$3,709,692	-
Accumulated amortization	(123,656)	-
Net patents	$3,586,036	$-

Amortization expense was $123,656 in 2008.  There was no amortization expense in 2007.  Amortization expense for each of the next four years is estimated to be $741,938 with the remaining $618,284 to be amortized in year five.

6.     Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following at December 31:

	2008	2007
Advances payable to officer	$20,648	$-
Advances payable to stockholder/member	228,877	18,500
Note payable to stockholder	93,806	-
	$343,331	$18,500

Advances payable to officer are noninterest bearing and represent Company expenditures (primarily lab and office equipment and supplies) that were paid for directly by the officer on behalf of the Company for which the officer has not been reimbursed.

Advances payable to stockholder/member is noninterest bearing and represents cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholder/member on behalf of the Company for which the stockholder/member  has not been reimbursed.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  Interest expense during the year ended December 31, 2008 totaled $6,356 and was added to the note balance. The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Since the contingency was resolved during the year, the $18,761 fair value of the beneficial conversion feature was recognized as interest expense during the year ended December 31, 2008.

Approximately 99% of the Company’s revenue in 2008 was from a company in which one of the Company’s directors and one of the Company’s officers were officers and shareholders of.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

7.     Grant Payable

In December, 2008, the Company received from the Iowa Department of Economic Development a $150,000 Demonstration Fund Grant to assist in the development and commercialization of its CryoVial, CryoKeeper and CryoCarrier products. In the event certain events occur, including issuing an Initial Public Offering, moving out of the state of Iowa or selling 51% of the company’s assets or stock, then the Company would be required to repay the grant proceeds received in a lump sum plus interest at a rate of 6%.  Due to the filing of the Company’s Registration on Form S-1, which was declared effective in December 2008, the Company recorded the grant received as a current liability in the accompanying consolidated balance sheet.

  8.     Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008 (Note 3), is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of December 31, 2008, the Company had not made all of the required monthly payments under the agreement.   On February 15, 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note (Note10).  The Company remained in arrears subsequent to year end through June 30, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received his shares in the Company as part of the HealthAmerica acquisition transaction.

9.     Commitments

On July 10, 2008, the Company entered into a lease for approximately 3,000 square feet of office and lab space. The lease commenced on August 1, 2008 and required the Company make a one-time $2,500 payment for tenant improvements, which was capitalized by the Company, and monthly lease payments of $3,700 through July 10, 2010.  Rent expense totaled $18,500 in 2008.  There was no rent expense in 2007.  Future payments under the lease total $70,300, including $44,400 in 2009 and $25,900 in 2010.

10.     Equity Transactions

In March 2008, the Company hired six employees, a number of which were granted membership interests aggregating less than 1%. The aggregate of these membership interests was valued at $120, which was recorded as noncash stock compensation expense.

In connection with the Company’s conversion from a limited liability company to a corporation on April 30, 2008, the Company issued 44,862,500 shares of common stock to the founding member and issued 291,000 shares to certain employees, based on their respective limited liability company percentage interests prior to conversion.

Between April 30, 2008 and September 30, 2008, the Company issued 133,000 shares of common stock at $0.50 per share for aggregate net proceeds of $58,195.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

10.     Equity Transactions (continued)

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor (Note 8) and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering; and deregistered the 14,300,000 unsold shares.   The Company incurred $111,316 of deferred offering costs related to this capital formation activity.  The deferred offering costs were expensed upon the termination of the offering in 2009.

11.     Income Taxes

The provision for income taxes consists of the following at December 31, 2008:

Current	$-
Deferred	(43,280)
Benefit for income taxes	$(43,280)

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to the valuation allowance recorded on deferred tax assets.

Deferred tax assets consist of the following at December 31, 2008:

Net operating loss carryforwards	$87,000
Accrued payroll	104,000
Non-cash stock-based compensation	119,000
Net deferred tax assets	310,000
Valuation allowance for deferred tax assets	(310,000)
Total deferred tax assets	$-

A valuation allowance of $310,000 has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

The $1,255,112 deferred tax liability at December 31, 2008 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

11.     Income Taxes (continued)

At December 31, 2008, the Company had net operating loss carryforwards of approximately $248,000 available to offset future regular taxable income. These net operating loss carryforwards expire through 2028.

During 2007, the Company was a limited liability company and all income taxes flowed through to its members; accordingly, there is no tax provision and no deferred tax assets or liabilities in 2007.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the United States and state tax authorities.

12.     Stock Options

On October 23, 2008, the Board of Directors approved the Vivakor 2008 Incentive Plan (the “2008 Plan”).  The 2008 Plan authorizes the issuance of up to 7,500,000 shares of common stock.  The 2008 Plan allows for the grant of tax-qualified incentive stock options, non-qualified stock options and restrictive stock and other stock-based awards to employees, directors and consultants of the Company.   As of December 31, 2008, no options or awards had been granted under the 2008 Plan.

13.     Benefit Plan

The Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees that meet certain age and service requirements. Employees may contribute up to 80% of their compensation per year (subject to a maximum limit by federal law). The Plan allows for employer matching; however, no employer matching or other contributions have been made.

14.    Subsequent Events

On May 5, 2009, the National Institute of Health through the National Eye Institute awarded the Company a Phase I Small Business Innovation Research Award grant from the in the amount of $112,912 to conduct research related to the development of the Company’s digital photorefractor and the detection of amblyogenic risk factors.