Form 10-Q
period 2009-03-31
Vivakor, Inc.
filed 2009-07-16
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 000-53535

Vivakor, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2590 Holiday Road, Suite 100, Coralville, IA 52241
(Address of principal executive offices, including zip code)

(619) 625-2172
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

50,660,660 shares of Common Stock as of July 15, 2009

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc. Condensed Consolidated Balance Sheets
	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Current asset
Cash and cash equivalents	$20,990	$145,669
Accounts receivable	6,370	-
Inventory	2,919	-
Total current assets	30,279	145,669

Deferred offering costs	-	111,316
Deposit	3,700	3,700
Property and equipment, net	105,735	112,578
Patents, net	3,400,551	3,586,036

	$3,540,265	$3,959,299

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$139,348	$136,920
Accrued wages	428,676	298,496
Loans and advances from related parties	353,486	343,331
Grant payable	152,455	150,222
Note payable	1,387,774	1,481,648
Total current liabilities	2,461,739	2,410,617
Deferred income taxes	1,190,193	1,255,112
Total liabilities	3,651,932	3,665,729

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares authorized; 50,660,660 shares in 2009 and 50,225,877 shares in 2008, issued and outstanding	50,661	50,226
Additional paid-in capital	1,294,890	1,195,325
Retained deficit	(1,549,206)	(1,048,960)
Total Vivakor, Inc. stockholders' equity (deficit)	(203,655)	196,591
Noncontrolling interest	91,988	96,979
Total stockholders' equity (deficit)	(111,667)	293,570

	$3,540,265	$3,959,299

See accompanying notes.

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc. Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Research Revenue	$-	$50,000
Product Sales Revenue	6,223	-
	6,223	50,000

Operating Expenses
Cost of revenues	4,281	25,776
Research and development	297,121	4,059
Sales and marketing	291	-
General and administrative	143,735	12,735
Total operating expenses	445,428	42,570
Income (loss) from operations	(439,205)	7,430
Abandoned offering costs	111,316	-
Interest expense	19,635	-
Income (loss) before income tax	(570,156)	7,430
Benefit for income taxes	(64,919)	-
Net income (loss)	(505,237)	7,430
Less: Net income (loss) attributable to the noncontrolling interest	(4,991)	-
Net income (loss) attributable to Vivakor, Inc.	$(500,246)	$7,430

Loss per share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares - Basic and diluted	50,443,269	44,862,500

See accompanying notes.

Vivakor, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income (loss)	$(505,237)	$7,430
Depreciation and amortization	192,328	-
Write-off of previously capitalized deferred offering costs	111,316	-
Interest added to notes payable	19,635	-
Deferred income taxes	(64,919)	-
Adjustments to reconcile net income (loss) to net cash provided by (used
in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(6,370)	-
Inventory	(2,919)	-
Accounts payable	2,428	1,761
Accrued wages	130,180	20,268
Loans and advances from related parties	6,879	3,583
Net cash provided by (used in) operating activities	(116,679)	33,042

Financing activities
Payments on note payable	(8,000)	-
Net cash used in financing activities	(8,000)	-

Net change in cash and cash equivalents	(124,679)	33,042
Cash and cash equivalents- beginning of period	145,669	-
Cash and cash equivalents- end of period	$20,990	$33,042

Noncash transactions:
Issuance of common shares for reduction of note payable balance	$100,000	$-

See accompanying notes.

Vivakor, Inc.
Notes to Condensed Consolidated Statements
(Unaudited)

1.     Organization and Basis of Presentation

Vivakor, Inc. (the “Company”) is a Nevada corporation based in Coralville, Iowa and is a trans-disciplinary biomedical company involved in the discovery, development and commercialization of a broad range of medical devices and pharmaceuticals to improve human health. The Company also performs contract research and development in molecular biology and devices engineering.

            The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2008.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company (Note 6).

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed research and development and sales and marketing programs for the next twelve months. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans from current stockholders, future public and private debt and equity offerings, proceeds from product sales and research and development services provided to others or from strategic arrangements with third parties.  However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc, all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of March 31, 2009 and December 31, 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements. All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit,  and approximately 16% of HealthAmerica’s remaining operating results.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at March 31, 2009 or December 31, 2008.  All inventory at March 31, 2009 consists of finished goods.

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

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

New Accounting Pronouncements

Effective January 1, 2009, the beginning of the first quarter of 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). HealthAmerica, Inc. is the Company’s only subsidiary that has a noncontrolling interest. The noncontrolling interest loss of $4,991 in the first quarter of 2009 is included in net loss on the Company’s consolidated statement of operations and there was no noncontrolling interest loss in the first quarter of 2008. In addition, the amount of consolidated net loss attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to HealthAmerica totaled $91,988 and $96,979 at March 31, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

3.     Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	March 31, 2009	December 31, 2008
Advances payable to officer	$22,527	$20,648
Advances payable to stockholder	233,877	228,877
Note payable to stockholder	97,082	93,806
Net property and equipment	$353,486	$343,331

Advances payable to officer are noninterest bearing and represent Company expenditures (primarily lab and office equipment and supplies) that were paid for directly by the officer on behalf of the Company.

Advances payable to stockholder is noninterest bearing and represents cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholder on behalf of the Company.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  Interest expense during the three months ended March 31, 2009 totaled $3,276 and was added to the note balance. The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.

All of the Company’s revenue in the first quarter of 2008 was from a company of which one of the Company’s directors and one of the Company’s officers were also officers and shareholders.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

4.     Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of March 31, 2009, the Company had not made all of the required monthly payments under the note.   On February 15, 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note.  The Company remained in arrears subsequent to March 31, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received his shares in the Company as part of the HealthAmerica acquisition transaction.

5.     Grant Payable

In December, 2008, the Company received from the Iowa Department of Economic Development a $150,000 Demonstration Fund Grant to assist in the development and commercialization of its CryoVial, CryoKeeper and CryoCarrier products. In the event certain events occur, including issuing an Initial Public Offering, moving out of the state of Iowa or selling 51% of the company’s assets or stock, then the Company would be required to repay the grant proceeds received in a lump sum plus interest at a rate of 6%.  Due to the filing of the Company’s Registration on Form S-1, which was declared effective in December 2008 (Note 6), the Company recorded the grant received as a current liability in the accompanying condensed consolidated balance sheets.

6.     Equity Transactions

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor (Note 4) and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering; and deregistered the 14,300,000 unsold shares.   The Company incurred $111,316 of deferred offering costs related to this capital formation activity.  The deferred offering costs were expensed on March 31, 2009 due to the termination of the offering.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

7.    Income Taxes

Our income tax benefit of $64,919 for the three months ended March 31, 2009 relates to the amortization of acquired HealthAmerica patents.

As of March 31, 2009, our net deferred tax assets were $117,000  with a related valuation allowance of $117,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability.

The deferred tax liability of $1,190,193 at March 31, 2009 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

8.    Subsequent Events

On May 5, 2009, the National Institute of Health through the National Eye Institute awarded the Company a Phase I Small Business Innovation Research Award grant from the in the amount of $112,912 to conduct research related to the development of the Company’s digital photorefractor and the detection of amblyogenic risk factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, or the SEC, including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

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

2. Electro-Optics.    This division focuses on the development of biomedical and related consumer products that incorporate optical and electronic engineering.  We are actively designing, building and testing several new electro-optic devices to reach previously un-served or underserved areas of the biomedical device market.  Products being developed in this area include:

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

3. Biological Handling. Vivakor is developing commercial products for cryogengenic preservation, storage and shipping of biological materials.  We are exploring new techniques to improve methods and products employed for cryogenic preservation, storage and handling.  Our research in this area is leading to the development of products such as:

●	improved cryovials (USPTO Utility Patent # 12423998; 12423998);

●	cryogenic devices for temperature maintenance and sample transport);

●	a cryogenic biopsy device (Cryopsy); and

●	improved modular cryogenic freezer designs.

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

Research and Development

During the three months ended March 31, 2009 and 2008, we incurred $297,121 and $4,059 in costs related to research and development activities, respectively.  The Company expects to continue ongoing research and development activities for the foreseeable future and expenses for the year ended December 31, 2009 are expected to increase from 2008 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and have incurred net losses of $1,549,206 through March 31, 2009. We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.

Employees

            As of March 31, 2009, we had three full-time employees and two part-time employees, of which two full-time employees are engaged in research and development and one (the Chief Executive Officer) is engaged in both research and development and executive management. Our Chairman and our Chief Financial Officer have had all of their cash compensation accrued and have worked for us on a part-time basis through the first quarter 2009.   As we expand our research and operating activities, the percentage of time they devote to the Company is expected to increase and it is planned that these will become full-time positions in 2009.  We estimate that the successful implementation of our growth plan would require between  six and ten additional employees by the end of fiscal year 2009. We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

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

We also plan to continue to provide contract research and development services in molecular biology, device engineering and other areas.  We commenced providing contract research and development services in the first quarter of 2008.  During the first quarter 2009, we commenced sales of the VivaThermic vials and we commenced sales of VivaBlend in the second quarter of 2009.

Going Concern

Our registered independent accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report for the fiscal year ended December 31, 2008 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At March 31, 2009, we have $20,990 in cash and cash equivalents and our current liabilities consisted of $139,348 in accounts payable, $428,676 in accrued wages payable to our two officers and the Executive Chairman, $353,486 in loans and advances payable to related parties, a $152,455 grant payable and a $1,387,774 note payable.  The $152,455 grant payable would be payable upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $1,387,774 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

For the three months ended March 31, 2009, net cash used in operating activities was $116,697 and included our $505,237 net loss for the three months ended March 31, 2009, adjusted for depreciation and amortization charges of $192,328, the write off of previously capitalized deferred offering costs of $111,316, interest added to note payable balances of $19,635, and changes in operating assets and liabilities offset by deferred income taxes of $64,919. Net cash provided by operating activities was $33,042 during the three months ended March 31, 2008 and included our net income of $7,430 offset by changes in operating assets and liabilities.

Net cash used in financing activities was $8,000 for the three months ended March 31, 2009, and resulted from note payable payments. No cash was provided by investing activities during the three months ended March 31, 2009.

No cash was provided by investing activities during the three months ended March 31, 2009 or 2008.

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  On March 3, 2009, the Company announced that it had sold 14,734,783 shares of common stock and de-registered 265,217 shares of common stock. Of the shares sold, the holder of the note payable purchased 434,783 shares in exchange for a $100,000 reduction of the debt. The Company had received subscription agreements to purchase the remaining 14,300,000 shares, but, as of April 2, 2009, had not received any of the purchase price for such shares and cancelled and terminated each of the subscription agreements, with the consent of the subscribers.  The Company then terminated the public offering and deregistered all unsold shares, aggregating 14,300,000 shares. The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 5,133,000 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale and were not subject to the de-registration; however, the Company will not receive any of the proceeds of such sales.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  During the three months ended March 31, 2009; we entered into distribution agreements with distributors in India and Japan for the sale of our cryovials and we commenced taking cryovial orders; however, until we have sufficient cash to prepare marketing materials and purchase product samples, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc, all of which were formed on February 19,2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares . All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the three months ended March 31, 2009 and 2008.

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

Results of Operations

Comparison of the Three Months ended March 31, 2009 and 2008

For the three months ended March 31, 2009, we had a net loss of $505,237 compared to net income of $7,430 for the corresponding prior year period, primarily due to increased research and administrative expenditures and due to the write off of abandoned offering costs in 2009.  Note also from our inception through March 15, 2008, we had no significant operations.

During the three months ended March 31, 2009, our company commenced Cryovial product sales, which totaled $6,223 during the period compared to zero product sales during the three months ended March 31, 2008.  During the three months ended March 31, 2008, we had $50,000 in research services revenue compared to zero for the three months ended March 31, 2009.

For the three months ended March 31, 2009, cost of sales totaled $4,281 and for the three months ended March 31, 2008 cost of services totaled $25,776.

Our research and development expenses for the three-month period ended March 31 increased from $4,059 in 2008 to $297,121 in 2009 as a result of increased research and development activity due to the longer operational period in 2009 and the increase in patent cost amortization related to patents acquired in October 2008 from zero in 2008 to $185,485 in 2009.  The patent costs amortization resulted in a deferred tax benefit of $64,920 in 2009.

Our general and administrative expenses, which consisted primarily of payroll, and office expenses for the three-month period ended March 31 increased from $12,735 in 2008 to $142,566  in 2009 due primarily to the longer operational period in 2009.

During the three months ended March 31, 2009 we also expensed $111,316  in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.

Item 4T. Controls and Procedures

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

Our limited financial resources, not our disclosure controls and procedures, have caused us to delay the timing of the audit of our annual financial statements and review of our interim financial statements by our independent accountants, which resulted in our inability to file our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q on a timely basis.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

We have a note payable with a $1,387,774 balance at March 31, 2009 that was incurred in connection with our  acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008.  The note is non-recourse and is secured by all of the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  On February 15, 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note. As of March 31, 2009 and through the date of this report, the Company has been unable to make all of the required monthly payments under the note agreement; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received his shares in the Company as part of the HealthAmerica acquisition transaction.

Item 4.    Submission of Matters to a Vote of Security Holders

 None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

July 15, 2009	By:	/s/ Ed Corrente
Ed Corrente
Chief Financial Officer
(Chief Accounting Officer)