Form 10-Q
period 2009-06-30
Vivakor, Inc.
filed 2009-07-31
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

50,660,660 shares of Common Stock as of July 31, 2009

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Vivakor, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2009 (Unaudited)	December 31, 2008
Assets
Current asset
Cash and cash equivalents	$51,578	$145,669
Accounts receivable	5,084	-
Inventory	3,156	-
Total current assets	59,818	145,669

Deferred offering costs	-	111,316
Deposit	3,700	3,700
Property and equipment, net	98,892	112,578
Patents, net	3,215,066	3,586,036

	$3,377,476	$3,959,299

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$144,215	$136,920
Accrued wages and benefits	572,768	298,496
Deferred grant revenue	20,300	-
Loans and advances from related parties	380,660	343,331
Grant payable	154,747	150,222
Note payable	1,401,660	1,481,648
Total current liabilities	2,674,350	2,410,617
Deferred income taxes	1,125,273	1,255,112
Total liabilities	3,799,623	3,665,729

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares authorized; 50,660,660 shares in 2009 and 50,225,877 shares in 2008, issued and outstanding	50,661	50,226
Additional paid-in capital	1,294,890	1,195,325
Retained deficit	(1,854,695)	(1,048,960)
Total Vivakor, Inc. stockholders' equity (deficit)	(509,144)	196,591
Noncontrolling interest	86,997	96,979
Total stockholders' equity (deficit)	(422,147)	293,570

	$3,377,476	$3,959,299
See accompanying notes.

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Research revenue	$-	$95,000	$-	$145,000
Product sales revenue	14,064	-	20,287	-
Grant revenue	74,700	-	74,700	-
Total revenues	88,764	95,000	94,987	145,000

Operating expenses:
Cost of revenues	11,210	48,973	15,491	74,749
Research and development	285,450	83,616	582,571	87,675
Sales and marketing	200	-	491	-
General and administrative	147,698	57,554	291,433	70,289

Total operating expenses	444,558	190,413	889,986	232,713

Loss from operations	(355,794)	(95,143)	(794,999)	(87,713)
Abandoned offering costs	-	-	111,316	-
Interest expense	19,606	-	39,241	-
Loss before income tax	(375,400)	(95,143)	(945,556)	(87,713)
Benefit for income taxes	(64,920)	-	(129,839)	-
Net loss	(310,480)	(95,143)	(815,717)	(87,713)
Less: Net loss attributable to the noncontrolling interest	(4,991)	-	(9,982)	-

Net loss attributable to Vivakor, Inc.	$(305,489)	$(95,143)	$(805,735)	$(87,713)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares - Basic and diluted	50,660,660	45,082,203	50,552,565	44,972,352

See accompanying notes

Vivakor, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities
Net loss	$(815,717)	$(87,713)
Depreciation and amortization	384,656	1,148
Write-off of previously capitalized deferred offering costs	111,316	-
Interest added to notes payable	39,241	-
Deferred income taxes	(129,839)	-
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(5,084)	(20,000)
Inventory	(3,156)	-
Accounts payable	7,295	9,645
Accrued wages	274,272	90,576
Deferred grant revenue	20,300	-
Loans and advances from related parties	30,625	(7,548)
Net cash used in operating activities	(86,091)	(13,892)

Investing activities- Purchases of furniture and equipment	-	(29,077)

Financing activities
Payments on note payable	(8,000)	-
Net proceeds from sale of common stock	-	45,065
Net cash provided by (used in) financing activities	(8,000)	45,065

Net change in cash and cash equivalents	(94,091)	2,096
Cash and cash equivalents- beginning of period	145,669	-
Cash and cash equivalents- end of period	$51,578	$2,096

Noncash transactions:
Issuance of common shares for reduction of note payable balance	$100,000	$-
Issuance of common shares to founder as payment of amount due	$-	$18,500
Note issued to shareholder for purchase of furniture and equipment	$-	$87,450

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

            The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2008.

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

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc, all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of June 30, 2009 and December 31, 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements. All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16% of HealthAmerica’s remaining operating results.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at June 30, 2009 or December 31, 2008.  All inventory at June 30, 2009 consists of finished goods.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred.

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

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

2.     Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Effective January 1, 2009, the beginning of the first quarter of 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement changes the accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest). HealthAmerica, Inc. is the Company’s only subsidiary that has a noncontrolling interest. The noncontrolling interest loss of $4,991 in the first quarter of 2009 and $4,991 in the second quarter of 2009 is included in net loss on the Company’s consolidated statement of operations; there was no noncontrolling  interest loss in the first or second quarter of 2008. In addition, the amount of consolidated net loss attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to HealthAmerica totaled $86,997 and $96,979 at June 30, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

On May 28, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events. This Statement is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the quarter ended June 30, 2009.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of this statement did not have any effect on the Company’s accounts; however it did result in additional disclosures not previously provided in the Company’s financial statements.

3.     Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	June 30, 2009	December 31, 2008
Advances payable to officer	$-	$20,648
Advances payable to stockholders	280,150	228,877
Note payable to stockholder	100,510	93,806

	$380,660	$343,331

Advances payable to officer are noninterest bearing and represent Company expenditures (primarily lab and office equipment and supplies) that were paid for directly by the officer on behalf of the Company.  These advances were repaid during the 3 months ended June 30, 2009.

Advances payable to stockholders are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholders on behalf of the Company.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

3.     Loans and Advances From Related Parties and Other Related Party Transactions (continued)

assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Interest expense during the three and six months ended June 30, 2009 totaled $3,428 and $6,704, respectively and was added to the note balance.

During the three and six months ended June 30, 2009, $14,064 in product sales revenue were from a Company in which one of the Company’s officers was a shareholder.   All of the Company’s revenue in the three and six months ended June 30, 2008 was from a company of which one of the Company’s directors and one of the Company’s officers were also officers and shareholders.

4.     Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of June 30, 2009, the Company had not made all of the required monthly payments under the note.   On February 15, 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note.  The Company remained in arrears subsequent to June 30, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received his shares in the Company as part of the HealthAmerica acquisition transaction.

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

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

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

7.    Grant Revenue

On May 5, 2009, the National Institute of Health through the National Eye Institute awarded the Company a Phase I Small Business Innovation Research Award grant  in the amount of $112,912 to conduct research related to the development of the Company’s digital photorefractor and the detection of amblyogenic risk factors.  Through June 30, 2009, $95,000 in proceeds had been drawn on the grant of which recognition of $20,300 has been deferred.

8.    Income Taxes

The income tax benefit of $64,920 and $129,839 for the three and six months ended June 30, 2009, respectively, relates to the amortization of acquired HealthAmerica patents.

As of June 30, 2009, net deferred tax assets were $131,000  with a related valuation allowance of $131,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability.

The deferred tax liability of $1,125,273 at June 30, 2009 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

9.    Subsequent Events

On July 27, 2009, the Board of Directors authorized the grant of options to employees to acquire 420,000 shares of the Company’s common stock under the Vivakor 2008 Incentive Plan (the “2008 Plan”).  The Board of Directors also authorized the grant of options to officers and directors to acquire 6,000,000 shares of common stock outside of 2008 Plan.  The exercise price of all of these option grants is $0.23 per share and the options vest on different schedules over a period of three years.  Subsequent to the grant, there are 7,080,000 shares available to be issued under the 2008 Plan.

On July 27, 2009, the Board of Directors authorized management to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering of 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.

No other significant events occurred subsequent to the balance sheet date through July 31, 2009 (which is the latest practicable date for evaluation prior to the issuance of these financial statements), which would require recognition or disclosure in these financial statements. We undertake no obligation to update publicly or revise these financial statements, whether as a result of new information, future events or otherwise after July 31, 2009.

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

Research and Development

During the six months ended June 30, 2009 and 2008, we incurred $582,571 and $87,675 in costs related to research and development activities, respectively.  The Company expects to continue ongoing research and development activities for the foreseeable future and expenses for the year ended December 31, 2009 are expected to increase from 2008 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and have incurred net losses of $1,854,695 through June 30, 2009. We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.

Employees

            As of June 30, 2009, we had three full-time employees and two part-time employees, of which one full-time employees is engaged in research and development, one is engaged in both administrative functions and research and development and one (the Chief Executive Officer) is engaged in both research and development and executive management. Our Chairman and our Chief Financial Officer have had all of their cash compensation accrued and have worked for us on a part-time basis through the second quarter 2009.   As we expand our research and operating activities, the percentage of time they devote to the Company is expected to increase and it is planned that these will become full-time positions in 2009.  We estimate that the successful implementation of our growth plan would require between  six and ten additional employees by the end of fiscal year 2009. We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

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

Liquidity and Capital Resources

At June 30, 2009, we have $51,578 in cash and cash equivalents and our current liabilities consisted of $144,215 in accounts payable, $572,768 in accrued wages and benefits payable, which consists primarily of unpaid compensation to our two officers and the Executive Chairman, $20,300 in deferred grant revenue, $380,660 in loans and advances payable to related parties, a $154,747 grant payable and a $1,401,660 note payable.  The $154,747 grant payable would be payable only upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $1,401,660 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

For the six months ended June 30, 2009, net cash used in operating activities was $86,091 and included our $815,717 net loss for the six months ended June 30, 2009, adjusted for depreciation and amortization charges of $384,656, the write off of previously capitalized deferred offering costs of $111,316, interest added to note payable balances of $39,241, and changes in operating assets and liabilities offset by deferred income taxes of $129,839. Net cash used in operating activities was $13,892 during the six months ended June 30, 2008 and included our net loss of $87,713, adjusted for depreciation and amortization charges of $1,148, offset by changes in operating assets and liabilities.

Net cash used in financing activities was $8,000 for the six months ended June 30, 2009, and resulted from note payable payments. Net cash provided by financing activities was $45,065 for the six months ended June 30, 2008, and resulted from sales of common stock.

No cash was provided by investing activities during the six months ended June 30, 2009 or 2008.

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

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  During the six months ended June 30, 2009, we obtained a research grant for approximately $112,000, we entered into distribution agreements with distributors in India and Japan for the sale of our cryovials and we commenced taking cryovial orders and we also commenced sales of VivaBlend; however, until we have sufficient cash to prepare marketing materials and purchase product samples, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than the monthly rental payments of $3,700 on the facilities lease that expires July 10, 2010, plus an equipment lease and a service contract that require aggregate monthly payments of $146 that total  $4,927 through May 2012.

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

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the six months ended June 30, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements.  The Company records grant revenues as the expenses related to the grant projects are incurred.

The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited financial statements and notes thereto, which begin on page F-1 of our Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the U.S.

New Accounting Pronouncements

On May 28, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, Subsequent Events. This Statement is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the quarter ended June 30, 2009.  This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of this statement did not have any effect on the Company’s accounts; however it did result in additional disclosures not previously provided in the Company’s financial statements.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, we had a net loss of $310,480 compared to a net loss of $95,143 for the corresponding prior year period.  For the six months ended June 30, 2009, we had a net loss of $815,717 compared to a net loss of $87,713 for the corresponding prior year period, primarily due to increased research and administrative expenditures in 2009 and due to the write off of abandoned offering costs in the six months ended June 30, 2009.  Note also from our inception through March 15, 2008, we had no significant operations.

We commenced cryovial and VivaBlend product sales in 2009, accordingly, during the three and six months ended June 30, 2009, product sales revenue totaled $14,064 and $20,287, respectively, compared to zero product sales revenue during the three and six months ended June 30, 2008.  During the three and six months ended June 30, 2008, we had $95,000 and $145,000, respectively in research services revenue compared to zero for the three and six months ended June 30, 2009.  In 2009, the National Institute of Health through the National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant related to the development of our digital photorefractor and we recognized $74,700 in grant revenue during the three and six months ended June 30, 2009 compared to zero in 2008.

For the three and six months ended June 30, 2009, cost of sales totaled $11,210 and $15,491, respectively compared to $48,973 and $74,749, respectively for the three and six months ended  June 30, 2008.  The changes are due to the change in both the volume and mix of revenues as noted above.

Our research and development expenses for the three-month period ended June 30 increased from $83,616 in 2008 to $285,450 in 2009 and for the six month period ended June 30 increased from $87,675 in 2008 to $582,571 in 2009.  These increases were primarily due to the increase in patent cost amortization related to patents acquired in October 2008 from zero per quarter in 2008 to $185,485 per quarter in 2009.  There was also an increase in research and development activity during the six months ended June 30, 2009 due to the longer operational period in 2009 as we were inactive prior to March 15, 2008.

The patent costs amortization noted above resulted in a deferred tax benefit of $64,920 and $129,839 for the three and six months ended June 30 2009, respectively. Since there was no patent amortization through June 30, 2008, there was no associated tax benefit.

Our general and administrative expenses for the three months ended June 30, increased from $57,554 in 2008 to $147,698 in 2009  and for the six month period ended June 30 increased from $70,289 in 2008 to $291,433 in 2009 primarily due to the increase in compensation expense related to our Chairman and CFO, who work on a part-time basis and were required to spend more time working for us in 2009 compared to 2008.  Since we were inactive prior to March 15, 2008, there was a longer operational period during the six months ended June 30, 2009 compared to 2008.

During the three  and six months ended June 30, 2009 we also expensed $111,316  in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

We had no interest bearing debts prior to June 30, 2008, accordingly, interest expense was $19,606 and $39,241 for the three and six months ended June 30, 2009 compared to zero in 2008.  The interest bearing debts incurred on or after June 30, 2008 are related to the acquisition of HealthAmerica, related party loans and a grant that we expect to repay.

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

Our limited financial resources, not our disclosure controls and procedures, caused us to delay the timing of the audit of our annual financial statements for the year ended December 31, 2008 and review of our interim financial statements for the quarter ended March 31, 2009  by our independent accountants, which resulted in our inability to file our Annual Report on Form 10-K and our previous Quarterly Report on Form 10-Q on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We have a note payable with a $1,401,660 balance at June 30, 2009 that was incurred in connection with our  acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008.  The note is non-recourse and is secured by all of the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  On February 15, 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note. As of June 30, 2009 and through the date of this report, we have been unable to make all of the required monthly payments under the note agreement; however, no action has been taken by the note holder, which is an entity controlled by one of our shareholders.  This shareholder received his shares in the Company as part of the HealthAmerica acquisition transaction.

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

VIVAKOR, INC.

July 31, 2009	By:	/s/ Ed Corrente
Ed Corrente
Chief Financial Officer
(Chief Accounting Officer)