Form 10-Q
period 2009-09-30
Vivakor, Inc.
filed 2009-11-16
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES      NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

62,245,802 shares of Common Stock as of November 16, 2009

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Vivakor, Inc.
Condensed Consolidated Balance Sheets
	September 30, 2009 (Unaudited)	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$69,299	$145,669
Accounts receivable	5,084	-
Inventory	3,099	-
Prepaid expenses	10,145	-
Total current assets	87,627	145,669

Deferred offering costs	-	111,316
Deposit	3,700	3,700
Property and equipment, net	92,049	112,578
Patents, net	3,029,582	3,586,036

	$3,212,958	$3,959,299

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$182,537	$136,920
Accrued wages and benefits	731,307	298,496
Loans and advances from related parties	343,856	343,331
Grant payable	157,099	150,222
Note payable	500,000	1,481,648
Total current liabilities	1,914,799	2,410,617
Deferred income taxes	1,060,353	1,255,112
Total liabilities	2,975,152	3,665,729

Stockholders' equity :
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares authorized; 61,593,629 shares in 2009 and 50,225,877 shares in 2008, issued and outstanding (5,733,000 held in escrow in 2009)	61,594	50,226
Additional paid-in capital	3,863,981	1,195,325
Notes receivable	(1,323,828)	-
Retained deficit	(2,445,946)	(1,048,960)
Total Vivakor, Inc. stockholders' equity	155,801	196,591
Noncontrolling interest	82,005	96,979
Total stockholders' equity	237,806	293,570

	$3,212,958	$3,959,299
See accompanying notes.

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Research services	$-	$49,700	$-	$194,700
Product sales	10,148	-	30,435	-
Grants	38,212	-	112,912	-
Total revenues	48,360	49,700	143,347	194,700

Operating expenses:
Cost of revenues	8,657	47,572	24,148	122,321
Research and development	288,267	108,381	870,838	196,056
Sales and marketing	55,542	-	56,033	-
General and administrative	332,076	94,908	623,509	165,197
Total operating expenses	684,542	250,861	1,574,528	483,574

Loss from operations	(636,182)	(201,161)	(1,431,181)	(288,874)
Abandoned offering costs	-	-	111,316	-
Interest expense, net	24,981	3,122	64,222	3,122
Loss before income tax	(661,163)	(204,283)	(1,606,719)	(291,996)
Benefit for income taxes	(64,920)	-	(194,759)	-
Net loss	(596,243)	(204,283)	(1,411,960)	(291,996)
Less: Net loss attributable to the noncontrolling interest	(4,992)	-	(14,974)	-
Net loss attributable to Vivakor, Inc.	$(591,251)	$(204,283)	$(1,396,986)	$(291,996)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average shares - Basic and diluted	53,957,937	45,253,950	51,700,163	45,066,903

See accompanying notes

Vivakor, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30,
	2009	2008
Operating Activities
Net loss	$(1,411,960)	$(291,996)
Depreciation and amortization	576,983	7,760
Write-off of previously capitalized deferred offering costs	111,316	-
Services received as payment on notes receivable	22,500	-
Common shares issued for services received	57,500	-
Stock option compensation expense	126,801	95
Interest added to notes payable	69,185	3,122
Interest added to notes receivable	(5,238)	-
Deferred income taxes	(194,759)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(5,084)	-
Inventory	(3,099)	-
Prepaid expenses	(10,145)	-
Accounts payable	45,617	13,557
Accrued wages	432,811	184,793
Loans and advances from related parties	40,232	112,555
Net cash provided by (used in) operating activities	(147,340)	29,886

Investing activities
Long-term deposit	-	(3,700)
Deposit on HealthAmerica acquisition	-	(25,000)
Purchases of furniture and equipment	-	(39,731)
Net cash used in investing activities	-	(68,431)

Financing activities
Payments on note payable	(18,000)	-
Proceeds from sale of common stock	149,575	49,945
Payments of offering costs	(61,360)	(5,000)
Payments from notes receivable	755	-
Net cash provided by financing activities	70,970	44,945

Net change in cash and cash equivalents	(76,370)	6,400
Cash and cash equivalents- beginning of period	145,669	-
Cash and cash equivalents- end of period	$69,299	$6,400

Noncash transactions:
Issuance of common shares for reduction of advances payable	$50,000	$-
Issuance of common shares in exchange for notes receivable	$1,341,845	$-
Issuance of common shares for reduction of note payable balance	$1,015,663	$-
Issuance of common shares to founder as payment of amount due	$-	$18,500
Note issued to shareholder for purchase of furniture and equipment	$-	$87,450

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company (Note 6).  On August 12, 2009 the Company commenced a second capital formation activity which, as of September 30, 2009 resulted in $138,215 in net cash proceeds received and $1,318,590 in notes receivable.  There is no assurance that the amounts receivable under the notes will be collected by the Company when due (Note 6).

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

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc, all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of September 30, 2009 and December 31, 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements. All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16% of HealthAmerica’s remaining operating results.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at September 30, 2009 or December 31, 2008.  At September 30, 2009 inventory consists of $776 in raw materials and $2,323 finished goods.

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

Stock-Based Compensation

 The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award), which is generally two to three years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statements of operations.

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

New Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105 (“ASC 105”) with regard to GAAP. The Accounting Standards Codification (the “ASC”) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This only changes the referencing of financial accounting standards and does not change or alter existing GAAP. For financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations or cash flows.

As required by the ASC, effective January 1, 2009, the beginning of the first quarter of 2009, the Company changed its method of accounting and reporting for the noncontrolling interest in its subsidiaries (commonly referred to previously as minority interest). HealthAmerica, Inc. is the Company’s only subsidiary that has a noncontrolling interest. The noncontrolling interest loss of $14,974 in the nine months ended September 30, 2009 and $4,992 in the three months ended September 30, 2009 is included in net loss on the Company’s consolidated statement of operations; there was no noncontrolling interest loss in 2008 through September 30, 2008. In addition, the amount of consolidated net loss attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to HealthAmerica totaled $82,005 and $96,979 at September 30, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Effective for interim and annual periods ending after June 15, 2009, the ASC established new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  As required, the Company adopted these new standards in the quarter ended June 30, 2009.  The standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The adoption of this statement did not have any effect on the Company’s accounts; however it did result in additional disclosures not previously provided in the Company’s financial statements.

3.  Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	September 30, 2009	December 31, 2008
Advances payable to officer	$-	$20,648
Advances payable to stockholders	239,757	228,877
Note payable to stockholder	104,099	93,806
	$343,856	$343,331

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

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Interest expense during the three and nine months ended September 30, 2009 totaled $3,589 and $10,293, respectively and was added to the note balance.

During the nine months ended September 30, 2009, $14,064 in product sales revenue were from a Company in which one of the Company’s officers is a shareholder.  There were no related party sales during the three months ended September 30, 2009.  Substantially all of the Company’s revenue in the three and nine months ended September 30, 2008 was from a company of which one of the Company’s directors and one of the Company’s officers were also officers and shareholders.

During the three and nine months ended September 30, 2009, the Company engaged a shareholder to provide consulting services at $7,500 per month totaling $22,500.

4.  Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008, is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of September 30, 2009, the Company had not made all of the required monthly payments under the note.  During the third quarter of 2009, the note holder purchased 3,981,144 shares for a $915,663 reduction of the note and, in the first quarter of 2009, the note holder purchased 434,783 of the Company’s common shares in exchange for a $100,000 reduction of the note (Note 6).  The Company also paid $10,000 and $18,000 in cash as a principal reduction during the three and nine months ended September 30, 2009, respectively.  The note principal reductions related to the common stock purchases were not applied to the cash payment arrearage, accordingly, the Company remained in arrears subsequent to September 30, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received its shares in the Company as part of the HealthAmerica acquisition transaction.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

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

6.  Equity Transactions

In August 2009, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of September 30, 2009 the Company issued (i) 650,325 shares in exchange for $149,575 in cash proceeds; (ii) 200,000 shares in exchange for consulting services valued at $46,000, which were expensed during the three and nine months ended September 30, 2009; (iii) 217,391 shares to an existing shareholder in exchange for a $50,000 reduction in advances payable to the shareholder; (iv) 3,981,144 shares to an existing creditor/shareholder in exchange for a $915,663 reduction the Company’s note payable to the creditor (Note 4), and (v) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing shareholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and notes receivable.  The notes receivable both bear interest at 5% per annum and have 60- day terms that matured in October 2009.  The notes have been extended to January 31, 2010.  One of the notes receivable, covering 2,866,500 shares, was in the original amount of $659,295 and the other note receivable, which was from an existing shareholder, covering 2,967,609 shares, was in the amount of $682,550. The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of September 30, 2009, an aggregate of 5,733,000 shares are held in escrow.

During the three and nine months ended September 30, 2009, the Company issued  50,000 unregistered shares in exchange for  services valued at $11,500, of which $7,666 was expensed and $3,834 is recorded as a prepaid expense as of September 30, 2009.

Costs related to the August 2009 Registration and related stock issuances totaled $61,360 and were charged to additional paid in capital during the three and nine months ended September 30,2009.

In November 2008, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor (Note 4) and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering; and deregistered the 14,300,000 unsold shares.   The Company incurred $111,316 of deferred offering costs related to this capital formation activity.  The deferred offering costs were expensed on March 31, 2009 due to the termination of the offering.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

7.  Grant Revenue

On May 5, 2009, the National Institutes of Health - National Eye Institute awarded the Company a Phase I Small Business Innovation Research Award grant in the amount of $112,912 to conduct research related to the development of the Company’s digital photorefractor (“VivaSight”) and the detection of amblyogenic risk factors.  Through September 30, 2009, all proceeds had been drawn on the grant of which $38,212 and $112,912 has been recognized as revenue during the three and nine months ended September 30, 2009, respectively.

8.  Income Taxes

The income tax benefit of $64,920 and $194,759 for the three and nine months ended September 30, 2009, respectively, relates to the amortization of acquired HealthAmerica patents.

As of September 30, 2009, net deferred tax assets were $604,000 with a related valuation allowance of $604,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. The Company has established the valuation allowance because it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Periodic adjustments will be made to the valuation allowance in future periods if there are changes in the evidence of realizability.

The deferred tax liability of $1,060,353 at September 30, 2009 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

9.  Stock Incentive Program

 On July 27, 2009, the Board of Directors authorized the grant of options to employees to acquire 420,000 shares of the Company’s common stock under the Vivakor 2008 Incentive Plan (the “2008 Plan”).  These employees were subsequently terminated effective July 31, 2009 and the stock option grants were not issued, accordingly, no compensation expense was recorded with respect to these stock options. As of September 30, 2009, no stock options were outstanding under the 2008 Plan.

Vivakor, Inc
Unaudited Notes to Condensed Consolidated Statements (Continued)

9.  Stock Incentive Program (continued)

On July 27, 2009 the Board of Directors also authorized the grant of options to officers and directors to acquire 6,000,000 shares of common stock outside of 2008 Plan.  The exercise price of all of these option grants is $0.23 per share and the options vest on different schedules over a periods up ranging to 3 years.  The value of the awards was estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk-free interest rate of 1.86%; forfeiture rate of 28.5%; dividend yield of 0%; weighted average life of 3.5 years and volatility factor of the expected market price of the Company’s common stock of 88%.   During the three and nine months ended September 30, 2009 the Company recognized $126,801  in compensation cost related to these options, which is allocated between general and administrative  expense ($107,293)  and research and development expense ($19,508).

10.  Subsequent Events

On October 1, 2009 the Board of Directors authorized the grant of an option to acquire 250,000 shares of common stock to a new director.  The option exercise price is $0.44 per share and the option vests over a two year period.

In November 2009, the Company issued 652,173 common shares under its current Registration Statement on Form S-1 for $150,000 in cash proceeds.

No other significant events occurred subsequent to the balance sheet date through November 16, 2009 (which is the latest practicable date for evaluation prior to the issuance of these financial statements), which would require recognition or disclosure in these financial statements. We undertake no obligation to update publicly or revise these financial statements, whether as a result of new information, future events or otherwise after November 16, 2009.

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

General

Vivakor, Inc. is a transdisciplinary research company that develops and acquires products in the fields of molecular medicine, electro-optics, biological handling and natural and formulary compounds.  We also provide contract research services for third parties.  We had no employees or significant operations from our inception through March 15, 2008.   On October 20, 2008, we effectively acquired the assets (patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) systems) of HealthAmerica, Inc. by acquiring approximately 84% of HealthAmerica’s outstanding shares.  HealthAmerica has had no significant operations, within the last four years.

Our business model is to be a research hub focused on areas that have both an identified scientific need and a substantial market opportunity with a significant market.  This approach is intended to provide the necessary environment of transdisciplinary collaboration and cross-pollination to advance research and technology acquisition. Our company mission is to advance or acquire distinct intellectual property and technologies that improve the quality of life for individual patients, researchers, clinicians and consumers.  We believe that the development and commercialization of substantive technologies and cures for complex human conditions, illnesses and diseases require a sophisticated approach with contribution from many areas of business and scientific expertise.    Our research and the technology we acquire are anchored by our relationship with collaborative partners and product-specific commercialization strategies.  From the commencement of product conception or acquisition, through development and commercialization, we expect to have collaborative partners or licensing arrangements in place for each of our products.  We expect this model to provide several advantages to our shareholders, including: (i) a more efficient research and development process; (ii) a quicker time to market after completion of development; and (iii) the value-add growth to the hub company, Vivakor, through commercialization and subsidiary spin-off.  We have commenced developing numerous products and currently have one pending utility patent.  In October, 2008, we also acquired a patented MRI software technology that we currently intend to develop.   We generally intend to commercialize our products, after completion of development and any required regulatory approvals, primarily through one of three methods:  (i) a sale of the technology; (ii) licensing of the product to a manufacturer or distributor or; (iii) by manufacturing, marketing and directly selling the products ourselves.

Product Research Divisions

Our research efforts are divided into four primary areas of medical and biotechnological development.  These are:

1.  Molecular Medicine. The goal of this division centers on the development of biologically relevant molecules, tests and methods and their application in the practice of medicine.

We plan to translate systems biology (genomics, proteomics, metabalomics, etc.) insights of the molecular and cellular basis of disease into commercializable theranostic (diagnostic/therapeutic) products. Vivakor scientists will be participants in the discovery and development of new drugs and the early diagnosis of disease states.

The central aim of the molecular medicine division is cancer detection and wound healing, which we anticipate will lead to the development of customized treatments.  Research in stem cell biology and nuclear reprogramming is a critical element in this research.

2. Electro-Optics.  This division is charged with the development of biomedical and related consumer products that incorporate optical and electronic engineering.  We have actively designed, built and tested several new electro-optic devices to reach previously un-served or underserved areas of the biomedical device market.  Products scheduled for development in this area include:

●
VivaSight: a digital photorefractor that is intended to modernize child vision screening.  Approval has been granted from Western Institutional Review Board (20080731) to conduct human validation studies of our VivaSight technology on children.  This study is currently being conducted at The University of Iowa Hospitals and Clinics.

●
Clinical Biomolecular Sensor (CBS): a label free multiplexed approach for use in the detection and diagnosis of complex human conditions (cancer, infectious diseases, cardiovascular disease, metabolic disorders, auto immune and inflammatory diseases)

●	Multi-spectral Imaging: devices to examine burn degree and cutaneous melanoma and

●	Spectroscopic devices: to track wound healing and ear infection.

With the acquisition of HealthAmerica’s SLICES™ technology, we plan to adapt and upgrade this technology to produce enhanced MRI images, which we expect will improve MRI resolution while providing additional data such as blood flow velocity in imaged tissues. See Products and Development Status below.

3. Biological Handling. We have developed commercial products for cryogengenic preservation, and storage through our VivaThermic Cryovials (USPTO Utility Patent # 12423998).  We plan to explore new techniques to improve methods and products employed for cryogenic preservation, storage and handling.  Future research plans for this division include:

●	stem cell specific improved cryovials;

●	cryogenic devices for temperature maintenance and sample transport);

●	a cryogenic biopsy device (Cryopsy); and

●	improved modular cryogenic freezer designs.

4. Natural and Formulary Products. This division plans to focus on the investigation, validation and adaptation of medical herbalism or botanical medicine.  We have developed one nutraceutical product, VivaBlend and plan to develop additional nutraceuticals, botanicals and supplements.  Future products for this division include:

●	fruit and vegetable extract for the protection of digestive system

●	fresh fruit and vegetable extract for antioxidant supplements; and

●	jam and jelly formula to contain both antioxidant supplements as well as bone & cartilage supplements for healthy joints

Contract Research Services

We have also performed contract research and development. This includes contracts to perform several studies to investigate and validate topical product claims.  For example, we have developed a novel TO2PICAL permeability test that measures breathability of topical products.  This test is used to assess cosmetic and cosmeceutical claims of breathability or oxygen permeability.

Research and Development

During the nine months ended September 30, 2009 and 2008, we incurred $870,838 and $196,056 in costs related to research and development activities, respectively.  The Company expects to continue ongoing research and development and technology acquisition activities for the foreseeable future and expenses for the year ended December 31, 2009 are expected to increase from 2008 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and have incurred net losses of $2,445,946 through September 30, 2009. We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.

Employees

As of September 30, 2009, we had three full-time employees, our Chairman, CEO and CFO.  Due to a lack of funding we had to lay off our other full-time employees on July 31, 2009.   Our Chairman and our Chief Financial Officer have had most all of their cash compensation accrued through September 30, 2009  and have worked for us on a part-time basis through the second quarter 2009.   Their positions have become full-time positions during the third quarter 2009 and they, along with our CEO continue to have a significant portion of their salaries accrued.   We estimate that the successful implementation of our growth plan would require between six and ten additional employees; however, until adequate funding is secured, we will be unable to expand to this level. We also plan to continue to retain and utilize the services of outside consultants as the need arises and as our funding permits.  None of our employees are represented by any collective bargaining unit.

Plan of Operation

The Company plans on becoming a significant transdisciplinary biomedical/biotechnology company involved in the discovery, development, acquisition and commercialization of a broad range of biotechnology, and biomedical technologies as well as nutraceutical and molecular diagnostic technologies to improve human health.

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

We also plan to continue to offer contract research and development services in molecular biology, device engineering and other areas.  We commenced providing contract research and development services in the first quarter of 2008.  During the first quarter 2009, we commenced sales of the VivaThermic vials and we commenced sales of VivaBlend in the second quarter of 2009.

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

Liquidity and Capital Resources

At September 30, 2009, we have $69,299 in cash and cash equivalents and our current liabilities consisted of $182,537 in accounts payable, $731,307 in accrued wages and benefits payable, which consists primarily of unpaid compensation to our two officers and the Executive Chairman, $343,856 in loans and advances payable to related parties, a $157,099 grant payable and a $500,000 note payable.  The $157,099 grant payable is payable upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $500,000 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

For the nine months ended September 30, 2009, net cash used in operating activities was $147,340 and included our $1,411,960 net loss for the nine months ended September 30, 2009, adjusted for depreciation and amortization charges of $576,983, the write off of previously capitalized deferred offering costs of $111,316, $22,500 in consulting services received as payments on notes receivable, common shares issued for $57,500 in services received, stock option compensation expense of $126,801, interest added to note payable balances of $69,185, and changes in operating assets and liabilities offset by $5,328 in interest income added to notes receivable and deferred income taxes of $194,759. Net cash provided by operating activities was $29,886 during the nine months ended September 30, 2008 and included our net loss of $291,996, adjusted for depreciation and amortization charges of $7,760, stock compensation expense of $95 and $3,122 in interest added to notes payable and changes in operating assets and liabilities.

No cash was provided by investing activities during the nine months ended September 30, 2009.  During the nine months ended September 30, 2008 net cash used in investing activities was $68,431 and resulted from the payment of a $3,700 long-term deposit, a $25,000 deposit on the acquisition of HealthAmerica, Inc. and the purchase of $39,731 in furniture and equipment purchases.

Net cash provided by financing activities was $70,970 for the nine months ended September 30, 2009, and resulted from $149,575 in proceeds from sales of common stock and $755 in notes receivable payments offset by $18,000 in note payable payments and the payment of deferred offering costs of $61,360. Net cash provided by financing activities was $44,945 for the nine months ended September 30, 2008, and resulted from $49,945 in proceeds from sales of common stock offset by the payment of $5,000 in offering costs.

In August 2009, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of September 30, 2009 the Company issued (i) 650,325 shares in exchange for $149,575 in cash proceeds; (ii) 200,000 shares in exchange for consulting services valued at $46,000; (iii) 217,391 shares to an existing shareholder in exchange for a $50,000 reduction in advances payable to the shareholder; (iv) 3,981,144 shares to an existing creditor/shareholder in exchange for a $915,663 reduction the Company’s note payable to the creditor  and (v) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing shareholder of the Company.  The notes matured in October 2009, prior to be repaid and the maturity dates were extended another 90 days.  There is no assurance that we will be able to fully collect on the notes by their extended maturity date.

In November 2008, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock for resale on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  On March 3, 2009, the Company announced that it had sold 14,734,783 shares of common stock and de-registered 265,217 shares of common stock. Of the shares sold, the holder of the note payable purchased 434,783 shares in exchange for a $100,000 reduction of the debt. The Company had received subscription agreements to purchase the remaining 14,300,000 shares, but, as of April 2, 2009, had not received any of the purchase price for such shares and cancelled and terminated each of the subscription agreements, with the consent of the subscribers.  The Company then terminated the public offering and deregistered all unsold shares, aggregating 14,300,000 shares. The Company will not offer or sell any additional shares of common stock pursuant to this registration statement.  The 5,133,000 shares of common stock that were registered for resale by existing shareholders continue to be registered for resale and were not subject to the de-registration; however, the Company will not receive any of the proceeds of such sales.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  During the nine months ended September 30, 2009, we obtained a research grant for $112,912, we entered into distribution agreements with distributors in India and Japan for the sale of our cryovials and we commenced taking CryoVial and VivaBlend sales; however, until we have sufficient cash to prepare marketing materials and purchase product samples and hire sales and marketing personnel, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than the monthly rental payments of $3,700 on the facilities lease that expires July 10, 2010, plus an equipment lease and a service contract that require aggregate monthly payments of $146 that total  $4,489 through May 2012.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries VivaSight, Inc., VivaThermic, Inc. and VivaVentures, Inc, all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares. All intercompany transactions have been eliminated in consolidation. VivaSight, VivaThermic and VivaVentures are all currently inactive.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the nine months ended September 30, 2009 and 2008.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, we had a net loss of $596,243 compared to a net loss of $204,283 for the corresponding prior year period.  For the nine months ended September 30, 2009, we had a net loss of $1,411,960 compared to a net loss of $291,996 for the corresponding prior year period.  The increases were primarily due to increased research and administrative expenditures in 2009 and due to the write off of abandoned offering costs in the nine months ended September 30, 2009.  Note also from our inception through March 15, 2008, we had no significant operations.

 We commenced CryoVial and VivaBlend product sales in 2009, accordingly, during the three and nine months ended September 30, 2009, product sales revenue totaled $10,148 and $30,435, respectively, compared to zero product sales revenue during the three and nine months ended September 30, 2008.  During the three and nine months ended September 30, 2008, we had $49,700 and $194,700, respectively in research services revenue compared to zero for the three and nine months ended September 30, 2009.  In 2009, the National Institutes of Health - National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant related to the development of our digital photorefractor and we recognized $38,212 and $112,912 in grant revenue during the three and nine months ended September 30, 2009, respectively, compared to zero in 2008.

For the three and nine months ended September 30, 2009, cost of sales totaled $8,657 and $24,148, respectively compared to $47,572 and $122,321, respectively for the three and nine months ended  September 30, 2008.  The changes are due to the change in both the volume and mix of revenues as noted above.

Our research and development expenses for the three-month periods ended September 30 increased from $108,381 in 2008 to $288,267 in 2009 and for the nine month period ended September 30 increased from $196,056 in 2008 to $870,838 in 2009.  These increases were primarily due to the increase in patent cost amortization related to patents acquired in October 2008 from zero per quarter in 2008 to $185,485 per quarter in 2009.  We also had stock option compensation expense of $19,508 allocated to research and development expense during the three and nine months ended September 30, 2009, compared to none in 2008.There was also an increase in research and development activity during the nine months ended September 30, 2009 due to the longer operational period in 2009 as we were inactive prior to March 15, 2008.

The patent costs amortization noted above resulted in a deferred tax benefit of $64,920 and $194,759 for the three and nine months ended September 30 2009, respectively. Since there was no patent amortization through September 30, 2008, there was no associated tax benefit.

Sales and marketing costs increased from zero in 2008 to $55,542 and $56,033 during the three and nine months ended September 30, 2009, respectively, due to costs incurred to build awareness about us and our products.

Our general and administrative expenses for the three months ended September 30, increased from $94,908 in 2008 to $332,076 in 2009 and, for the nine month period ended September 30, increased from $165,197 in 2008 to $623,509 in 2009 primarily due to the increase in compensation expense related to our Chairman and CFO, who were working for us on a part-time basis through June 30, 2009 and were required to spend more time working for us in 2009 compared to 2008.  We also had stock option compensation expense of $107,293 allocated to general and administrative expense during the three and nine months ended September 30, 2009, compared to none in 2008.  Since we were inactive prior to March 15, 2008, there was also a longer operational period during the nine months ended September 30, 2009 compared to 2008.

During the nine months ended September 30, 2009 we also expensed $111,316 in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

Net interest expense was $24,981 and $64,222 for the three and nine months ended September 30, 2009 compared to $3,122 during the three and nine months ended September 30, 2008.  The increase is primarily due to the new interest bearing debts incurred on or after September 30, 2008 including a $1,500,000 note incurred related to the acquisition of HealthAmerica, and a $150,000 grant that we expect to repay with interest.  During the three and nine months ended September 30, 2009, interest expense is net of interest income of $5,241, compared to zero in 2008.  The interest income is primarily related to the notes receivable we received in connection with sales of common stock during the third quarter of 2009.

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

Our limited financial resources, not our disclosure controls and procedures, caused us to delay the timing of the audit of our annual financial statements for the year ended December 31, 2008 and review of our interim financial statements for the quarter ended March 31, 2009 by our independent accountants, which resulted in our inability to file our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During August, 2009, we issued 50,000 unregistered shares of common stock valued at $11,500 in exchange for services.

Item 3. Defaults Upon Senior Securities

We have a note payable with a $500,000 balance at September 30, 2009 that was incurred in connection with our acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008.  The note is non-recourse and is secured by all of the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of September 30, 2009 and through the date of this report, we have been unable to make all of the required monthly payments under the note agreement.  During the third quarter of 2009, the note holder purchased 3,981,144 shares of common stock for a $915,663 reduction of the note and, in the first quarter of 2009, the note holder purchased 434,783 of our common shares in exchange for a $100,000 reduction of the note.  We also paid $10,000 and $18,000 in cash as a principal reduction during the three and nine months ended September 30, 2009, respectively. The note principal reductions related to the common stock purchases were not applied to the cash payment arrearage, accordingly, the Company remained in arrears on September 30, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s shareholders.  This shareholder received its shares in the Company as part of the HealthAmerica acquisition transaction.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Common Stock Purchase Agreement dated August 19, 2009 between Vivakor, Inc. and Newport Capital Management, LLC
10.2	Common Stock Purchase Agreement dated August 21, 2009 between Vivakor, Inc. and IME Capital, LLC
10.3	Promissory Note Receivable dated August 19, 2009 between Vivakor, Inc. and Newport Capital Management, LLC

10.4	Promissory Note Receivable dated August 21, 2009 between Vivakor, Inc. and IME Capital, LLC
10.5	Escrow Agreement dated as of October 1, 2009 between Christopher A. Wilson, a licensed attorney in the State of California, Vivakor, Inc. and Newport Capital Management, LLC
10.6	Escrow Agreement dated as of October 1, 2009 between Christopher A. Wilson, a licensed attorney in the State of California, Vivakor, Inc. and IME Capital , LLC
10.7	Promissory Note Modification and Extension Agreement dated October 19, 2009 between Vivakor, Inc. and Newport Capital Management, LLC
10.8	Promissory Note Modification and Extension Agreement dated October 20, 2009 between Vivakor, Inc. and IME Capital, LLC
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

November 16, 2009	By:	/s/ Ed Corrente
Ed Corrente
Chief Financial Officer
(Chief Accounting Officer)