Form 10-K
period 2009-12-31
Vivakor, Inc.
filed 2010-03-30
CIK 1450704

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - December 31, 2009

Commission file number 000-53535
VIVAKOR, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-2178141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2590 Holiday Road, Suite 100
Coralville, IA  52241
(Address of principal executive offices, including zip code.)

(319) 625-2172
(telephone number, including area code)

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes      [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009:  $2,218,451

As of March 26, 2010, there were 66,719,623 shares of the Registrant’s $0.001 par value common stock outstanding

Documents incorporated by reference – none.

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

AVAILABILITY OF SEC FILINGS

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the Securities and Exchange Commission's ("SEC") Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.  We also make our annual and quarterly reports available free of charge through our website at www.vivakor.com as soon as practicable after such material is electronically filed with the SEC.  Our code of business conduct and ethics is available on the corporate governance section of our Web site. Our offices are located at 2590 Holiday Road, Suite 100, Coralville, Iowa 52241 and our telephone number is (319) 625-2172.

PART I

Item 1.  Business

General

Vivakor, Inc. is a transdisciplinary research company that develops products in the fields of molecular medicine, electro-optics, biological handling and natural and formulary compounds.  We also provide contract research services for third parties.  We had no employees or significant operations from our inception through March 15, 2008.  In December 2009, we entered into a license agreement with Regeneca International Inc. (“Regeneca”) a new company that sells natural and organic infused products direct to consumer.  Under the terms of the agreement, we obtained a 15% interest in Regeneca and Regeneca obtained exclusive worldwide distribution rights to sell and distribute our VivaBoost product in the direct-to-consumer market and has committed to purchase $5,000,000 of product over a thirty-six month period.  In the event milestone sales targets are not met during the thirty-six month term, we have the right to modify or terminate the agreement.  On October 20, 2008, we effectively acquired the assets (patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) systems) of HealthAmerica, Inc. (“HealthAmerica”) by acquiring approximately 84% of HealthAmerica’s outstanding shares.  HealthAmerica has had no significant operations, within the last five years.

Our business model is to be a research hub focused on areas that have both an identified scientific need and a substantial market opportunity with a significant market.  This approach is intended to provide the necessary environment of transdisciplinary collaboration and cross-pollination to advance research and technology acquisition. Our company mission is to create or acquire distinct intellectual property and technologies that improve the quality of life for individual patients, researchers, clinicians and consumers.  We believe that the development and commercialization of substantive technologies and cures for complex human conditions, illnesses and diseases require a sophisticated approach with contribution from many areas of business and scientific expertise.    Our research and the technology we acquire are anchored by our relationships with collaborative partners and product-specific commercialization strategies.  From the commencement of product conception or acquisition, through development and commercialization, we expect to have collaborative partners or licensing arrangements in place for each of our products.  We expect this model to provide several advantages to our stockholders, including: (i) a more efficient research and development process; (ii) a quicker time to market after completion of development; and (iii) the value-add growth to the hub company, Vivakor, through commercialization and subsidiary spin-off.  We have commenced developing numerous products and currently have one pending utility patent related to the Company's cryovial technology.  In October, 2008, we also acquired a patented MRI software technology that we currently intend to develop.   We generally intend to commercialize our products, after completion of development and any required regulatory approvals, primarily through one of three methods:  (i) a sale of the technology; (ii) licensing of the product to a manufacturer or distributor or; (iii) by manufacturing, marketing and directly selling the products ourselves.

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

●	Multi-spectral Imaging: devices to examine burn degree and cutaneous melanoma, and

●	VivAuris: an optic technology platform to identify or indicate the potential of a middle ear infection.

With the acquisition of HealthAmerica’s SLICES™ technology, we plan to adapt and upgrade this technology to produce enhanced MRI images, which we expect will improve MRI resolution. See Products and Development Status below.

3. Biological Handling. We have developed commercial products for cryogenic preservation, and storage through our VivaThermic Cryovials (USPTO Utility Patent # 12423998).  We plan to explore new techniques to improve methods and products employed for cryogenic preservation, storage and handling.  Future research plans for this division include:

●	stem cell specific improved cryovials;

●	cryogenic devices for temperature maintenance and sample transport;

●	a cryogenic biopsy device (Cryopsy); and

●	improved modular cryogenic freezer designs.

4. Natural and Formulary Products.      To date, this division has developed two bioactive beverages in the nutraceutical/supplement space, VivaBlend and VivaBoost.  VivaBlend is a highly concentrated extract of natural products rich in antioxidants and other phytochemicals.  VivaBoost is a nutraceutical, bioactive beverage enriched with phytochemicals and antioxidants.  In December 2009, Vivakor entered into an agreement with Regeneca International, Inc. giving Regeneca the exclusive rights to distribute VivaBoost in the direct-to-consumer market (VivaBoost is to be distributed by Regeneca its RegeneBlend product).   Further work in this area will focus on  the investigation, validation and adaptation of medical herbalism or botanical medicine into commercial products.

Contract Research Services

We have also performed contract research and development. This includes contracts to perform several studies to investigate and validate topical product claims.

Development Phases and Milestones

Our pathway for development of products follows one of two routes to commercialization.  First is a short-term path in which products for which an expedited regulatory oversight is available are rapidly pushed to the prototype and alpha testing phase.  These projects represent rapidly commercializable technologies and products that will have the potential to generate revenue quickly.  Second is a long-term path in which more involved and complex projects are developed.  These products typically require substantial regulatory oversight or approval.  We anticipate that cash flow generated by the short-term projects will help to fund the long-term projects.  These longer incubating projects characteristically represent breakthrough technologies with more risk but higher revenue potential.  See Risk Factors.

The following table outlines the general phases of development and milestones for each of our product candidates.

VIVAKOR R&D Product Pipeline Steps & Phases

L I C E N S I N G P A R T N E R S C H O S E N	Phase 0	Step 1	Targeted Brainstorming/Idea Generation
		Step 2	Analysis & Protection of Intellectual Property
		Step 3	Idea Selection
	Phase I	Step 4	Apply for Public Monies and Grants
		Step 5	IP Protection Review
		Step 6	Technology Proof-of-concept (SBIR Phase I)
		Step 7	Prototype Design & Build (SBIR Phase I)
		Step 8	Laboratory (in vitro) Prototype Testing (SBIR Phase I/Phase II)
	Phase II	Step 9	IP Protection Review
		Step 10	Regulatory Documentation and Filing (IRB, IDE, 510K, FDA)
		Step 11	Trial Product Validation using in vivo Model (SBIR Phase II)
		Step 12	Small Scale Trial Product Validation using Human Cohort (SBIR Phase II)
		Step 13	Statistical Review & Consumer Feedback on Trial Product
		Step 14	Small Scale Alpha-Test & Evaluation of Test Product (SBIR Phase II)
	Phase III	Step 15	Field Beta-Test & Evaluation of Test Product (SBIR Phase III)
		Step 16	IP Protection Review
		Step 17	Design for Production & Manufacture
		Step 18	Pre-Manufacturing Model Product
		Step 19	Manufacture Tooling & Assembly
		Step 20	Manufactured Product Specification Verification
		Step 21	Product for Sale

Products

Clinical Biomolecular Sensor (CBS) Technology.  Our CBS technology design is based on the ability to enable clinicians and scientists to detect many biological molecules (DNA, RNA, protein) simultaneously and in parallel. Important applications of this technology are found in the research, diagnosis, and treatment of numerous molecular conditions (cancer, infectious disease, autoimmune disorders, heart disease, etc.).  Common applications in cancer related fields include the identification of biomarkers that may be indicative of a particular cancer diagnosis or prognosis.  Biomarkers identified by antibody (Ab) arrays can also be used as surrogate markers of drug response. There is much knowledge to be gained using Ab arrays for the molecular profiling of tumors as a diagnostic tool. The use of complex molecular profiling in the clinic may lead to more comprehensive, accurate and contextualized results than tests based on the assay of a single protein. Our CBS is expected to be fast, convenient, and sensitive enough for clinical use at the bedside or within the immediate clinical point-of-care. CBS results are generated in seconds, rather than after hours of processing in the laboratory. Sensor chips can be designed to be disposable and reusable options will also be explored.  We are currently seeking joint-development partnerships to continue the evolution of this technology which is in Phase I of the development process.

SLICES™.  Our acquisition of HealthAmerica’s SLICES™ technology will provide a technology platform for optimization and adaptation by our scientists.  This patented technology has received FDA 510(k) clearance and it is intended that this technology will enhance the resolution of images resulting from MRI.  The underlying algorithm may be useful in the determination of blood flow velocity measures in imaged tissues.  Such information would be valuable in accessing areas of blood flow constriction from plaques or other hematologic deposits.  This information could help physicians better diagnose, predict and assess stroke and related diseases involving blood flow obstruction.  This technology is currently in phase II of the development process and our scientists are attempting to streamline and adapt this algorithm and accompanying software to meet current MRI standards and practices.  See Risk Factors.

VivaSight (Digital PhotoRefractor or DPR). We have developed a device that will modernize screening of pre-verbal and pre-literate children for ocular disorders.  This type of screening is increasingly required by state governments prior to enrollment in the public school system.  Our scientists are collaborating with physicians and clinicians at University of Iowa Hospitals & Clinics Department of Ophthalmology & Visual Sciences to develop a clinic-ready device.

Data from the National Eye Institute (NEI) states that 2.3 million children have undiagnosed eye disorders that can lead to blindness if left untreated. Amblyopia, commonly known as “lazy eye”, is the leading cause of monocular vision loss in the 20 to 70+ age range.  It causes more vision loss than diabetic retinopathy, glaucoma, macular degeneration, and cataracts. Amblyopia occurs when the optical powers of the two eyes are different and the brain favors the visual signal from one eye, functionally ignoring the vision in the amblyopic eye. According to the NEI, an estimated 300,000 to 750,000 children between the ages of three to five suffer from amblyopia.  Visual acuity develops principally during the pre-school years, from birth to about five years old, as a child’s visual experience molds its genetic blueprint into its adult visual sensory system. If treatment is not initiated during the visual maturation period, the prognosis for normal visual development is poor.  Amblyopia can be reversed and cured if it is detected and treated during the critical visual development period. Unfortunately, less than 21% of preschool children receive some form of vision screening each year. Even those who are screened are often improperly screened by a general health practitioner, pediatrician or screening volunteer due to inadequate experience and lack of equipment or techniques for a thorough and complete exam. Some children receive proper eye exams once they start school; unfortunately by then it may be too late to effectively treat amblyopia.

Our DPR has been designed with ongoing end-user input to produce a device that will readily penetrate and gain wide acceptance in the vision screening market.  Most importantly our DPR offers all screening programs a low cost device with a high sensitivity and specificity. This device will streamline the screening process by the following: 1) Eliminate recurring cost of Polaroid film, 2) Instantaneously image a subject across two meridians of strabismus and refractive error,  3) Detect improper subject fixation, 4) Digitize and automate the interpretation process, 5) Quantify the image interpretation and adjust the referral criteria based upon screening demographics to achieve predetermined levels of sensitivity and specificity, and 6) Give an instant refer/do not refer response to the screener.  This device is currently in clinical testing and is in Phase II of the development process.  On May 5, 2009, the National Institutes of Health through the National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant in the amount of $112,912 to conduct research related to the development of the our DPR and the detection of amblyogenic risk factors.  All proceeds from this grant were expended in 2009.

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

Our cryovials benefit from better designs and improved use of materials, resulting in better performance during the freezing and thawing process.  The target markets for our cryovials include clinical laboratories, hospitals, fertility clinics, veterinarians, agribusiness, animal breeding and research laboratories.  Sales of this product commenced in 2009.

Cryopsy Device.  Our Cryopsy will freeze the tissue specimens to cryogenic temperature below minus 132°C immediately after tumor excision and then transfer the tissue specimens directly to the specimen holder embedded in the freezing chamber. As such, the tissue specimens will be frozen to minus 132° C or below within 1 minute after excision. Cryopsy will ensure very minimal time delays so that no significant biochemical alternation occurs in tissues. By freezing the specimens to minus132°C or below, Cryopsy will also stop not only any enzymatic reaction but also all signaling degradation. In this way, Cryopsy will preserve proteins, RNA, and DNA in tissue specimens and provide accurate and repeatable information about signal transduction pathways, molecular drug targets and biomarkers. Moreover, the practice of biopsy will be standardized. Variations in sample size, cooling rate, temperature and time intervals will be minimized and all of the parameters will be held constant over time. Furthermore, Cryopsy will be a user-friendly and hand-held device such that the collection, handling and storage of tissue samples can be done by the physician in the clinic.  This product is in Phase I of the development process.

VivaBlend   Our proprietary balanced blend of more than 18 different sources of  phytochemical extracts from antioxidant rich bioactive fruits and vegetables tested by the USDA that can be added to many consumer foods, drinks and nutraceuticals as a convenient daily source of important antioxidants and other critical bioactive phytochemicals.  Sales of this product commenced in 2009.

VivaBoost   VivaBoost is a nutraceutical, bioactive beverage enriched with phytochemicals and antioxidants. A license/distribution agreement was entered into with Regeneca International, Inc. in December 2009 whereby Regeneca committed to purchase $5,000,000 of VivaBoost over three years with exclusivity granted by Vivakor to Regeneca for the direct-to-consumer market of VivaBoost.  Regeneca anticipates marketing this product as RegeneBlend.  Our first order was received in December 2009 and that order is expected to be fulfilled in the end of the first quarter of 2010.

VivaGastroProtect.  This is a proprietary brand of dietary supplements to be used for the protection of the digestive system as well as for the prevention of infection and associated gastric ulcers.  This natural extract derived from fruits and vegetables will be delivered in a convenient way to take the supplement.  This product is in Phase I of the development process.

VivAuris This is a stand-alone device able to detect possible ear infection and transmit results of an improving or diminishing condition.  This unit is a hand-held unit, easy to use and affordable.  This product is in Phase II of the development process.

VivaGlobin It is known that the degree of skin redness can be indicative of several skin conditions.  This device enables a researcher or clinician to measure and track skin redness for anemia and cutaneous hemoglobin detection.  This product is in Phase II of the development process.

VivaGrow. Vivakor is currently developing a vegetation health monitor.  This product is in Phase I of the development process.

Suppliers

We buy materials for our products from a multitude of suppliers, and do not expect to be dependent on any one supplier or group of suppliers. The raw materials used in our products will generally include chemicals, plastics, vitamins, fruits/vegetables, electronic and optical components and biologics, and packaging. We expect that these raw materials will be generally readily available at competitive, stable prices from a number of suppliers. Certain raw materials will be produced under our specifications.  Additionally, some of our products contain fruits and vegetables that may only be available at certain times of the year based on growing seasons. Accordingly, certain needed raw materials may be limited by supply and may be subject to delays in production and delivery which could delay or interfere with our ability to produce and deliver products.  We intend to closely monitor these raw materials to maintain adequate supplies.

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

Competition

We face competition from medical product, biotechnology and nutraceutical companies, as well as from universities and non-profit research organizations.   Many emerging medical and biotechnology product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to those of ours. See Risk Factors.

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

Patents and Proprietary Rights

We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We will attempt to protect our proprietary technologies through patents and intellectual property positions in the United States as well as major foreign markets.  We currently have one pending utility patent related to the Company's cryovial technology.  In October, 2008, we also acquired a patented MRI software technology that we currently intend to develop.  Due to a lack of funds, we allowed 13 of our previously filed provisional patent applications to expire. Provisional patents are not reviewed by the USPTO and do not result in the issuance of patents.  We must file regular patent applications in order to obtain any long-term proprietary rights in our inventions and technology.  Where possible, we plan to file new provisional patent applications in the future when we have adequate funding to do so; however, we cannot guarantee that we will have sufficient resources to file patent applications on all of our proprietary inventions, or that, if filed, such patent applications will actually result in the issuance of patents.  See Risk Factors.

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

We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.  See Risk Factors.

Government Regulation

Most aspects of our business and product candidates are subject to some degree of government regulation. As a developer of medical and biotechnology products, we are subject to extensive regulation by, among other governmental entities, the United States Food and Drug Administration (“FDA”).  In addition, prior to any sales of our product candidates we will be required to comply with the rules and regulations of state, local and foreign regulatory bodies in jurisdictions in which we desire to sell our products. These regulations govern the introduction of new products, the observance of certain standards with respect to the manufacture, safety, efficacy and labeling of such products, the maintenance of certain records, the tracking of such products and other matters.

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

Research and Development

During the years ended December 31, 2009 and 2008, we incurred $1,138,091 and $443,107 in costs related to research and development activities, respectively.  Included in these amounts is acquired patent cost amortization of $741,939 in 2009 and $123,656 in 2008.  The Company expects to continue ongoing research and development activities for the foreseeable future and, provided we are able to raise the necessary capital, research and development expenses for the year ended December 31, 2010 are expected to increase from 2009 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and have incurred aggregate net losses of $2,967,438 since inception.  We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.  See Risk Factors.

Employees

            As of December 31, 2009, we had three full-time employees: our Executive Chairman and CFO, who are engaged in financial, administrative and operational activities, and our CEO who is engaged in research and development and executive management. Our Executive Chairman and our Chief Financial Officer worked for us on a part-time basis during 2008 and continued on this basis until June 2009.  We estimate that the successful implementation of our growth plan would require between six and ten additional employees.  Our ability to add the needed employees is dependent on our ability to obtain the needed capital to support these employees and their efforts.  We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

Item 1A.  Risk Factors

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

In its audit opinion issued in connection with our consolidated balance sheets as of December 31, 2009 and 2008 and our consolidated statements of operations, stockholders’/member’s equity and cash flows for the years then ended, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our lack of working capital. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.  Our ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill our research and market introduction activities, and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  The doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors.  These factors, among others, may make it difficult to raise the necessary amount of capital.

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

Our company was formed in November 2006 but we began operations in earnest in March 2008 when one of our officers and some of our key employees commenced employment.  Since March 2008, our primary activities have been research and development, the identification of collaborative partners, intellectual property protection such as patent applications and capital raising activities.  We have not sold any substantial amount of products commercially and have not proven that our business model will allow us to identify and develop commercially feasible products.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $3,420,661 as of December 31, 2009 and we expect to continue to incur significant research and development expenses in the foreseeable future related to the completion of development and commercialization of our products. As a result, we are incurring substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.  If we fail to generate sufficient revenues to operate profitability, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We may have difficulty raising additional capital, which could deprive us of necessary resources and you may experience dilution or subordinated stockholder rights, privileges and preferences as a result of our financing efforts.

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

We expect to raise additional capital during 2010 but we do not have any firm commitments for funding.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our subsidiaries’ business grows, we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

Risks Relating to Our Business and Industry

There are substantial inherent risks in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop products or technology for commercial use.

Our company conducts research and development of products in numerous technological and medical fields. Our research scientists are working on developing technology in various stages. However, commercial feasibility and acceptance of such product candidates are unknown. Scientific research and development requires significant amounts of capital and takes an extremely long time to reach commercial viability, if at all. During the research and development process, we may experience technological barriers that we may be unable to overcome. Because of these uncertainties, it is possible that many of our product candidates may never be successfully developed. If we are unable to successfully develop products or technology for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our products to generate revenues and achieve profitability.

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

Certain of our product candidates will be subject to regulatory approval from the FDA or other governmental regulatory agencies including the United States Department of Agriculture (“USDA”). Before obtaining regulatory approval for the commercial sale of such product candidates, we must demonstrate through preclinical testing and clinical trials that such product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs or products that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions or FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

We do not expect to manufacture many of our products and will engage third party contractors to provide manufacturing services.  If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We expect to use or rely on components and services that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our revenues will be hurt until we find a new source of supply.

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

We effectively acquired the assets of our subsidiary, HealthAmerica, on October 20, 2008. HealthAmerica owns patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) and systems employing its technology have been previously commercially sold and operated.  HealthAmerica’s technology was developed years ago and no significant operations and no commercial sales have occurred within the last five years.  As a result, the HealthAmerica technology may be outdated by recent technology developments.  As of the date of this prospectus we have not devoted any substantial effort or resources to the development of HealthAmerica’s products or technology.   We may not be able to market and sell the HealthAmerica technology or products and any financial or research efforts we exert to develop, commercialize or promote such products may not result in revenue or earnings.  On an annual basis we will evaluate whether there is any impairment of the acquired HealthAmerica assets and, if so, future impairment charges may need to be recorded.

We may lose out to larger and better-established competitors.

The medical device and biotechnology industries are intensely competitive. Most of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have. The particular medical conditions, illnesses or diseases our product lines are intended to address can also be addressed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors’ products and/or our products may not be competitive with other technologies. If these things happen, our revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our products may be displaced by newer technology.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and products obsolete or non-competitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the importance of the procedures that use our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our product candidates become obsolete and our efforts to develop new products do not result in any commercially successful products, our revenues will decline.

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

Our products are intended to be used in various clinical or surgical procedures and by consumers. If one of our products malfunctions or a physician, patient or consumer misuses it or has a reaction to it and injury results to a patient, operator or consumer, the injured party could assert a product liability claim against our company. We currently do not have product liability insurance and may not be able to obtain such insurance at a rate that is acceptable to us or at all. Furthermore, even if we can obtain insurance, insurance may not be sufficient to cover all of the liabilities resulting from a product liability claim, and we might not have sufficient funds available to pay any claims over the limits of our insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage our company.

 We may indemnify our directors and officers against liability to us and our security holders, and such indemnification could increase our operating costs.

Our Bylaws allow us to indemnify our directors and officers against claims associated with carrying out the duties of their offices. Our Bylaws also allow us to reimburse them for the costs of certain legal defenses. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Securities Act”) may be permitted to our directors, officers or control persons, we have been advised by the SEC that such indemnification is against public policy and is therefore unenforceable.

Since our officers and directors are aware that they may be indemnified for carrying out the duties of their offices, they may be less motivated to meet the standards required by law to properly carry out such duties, which could increase our operating costs. Further, if our officers and directors file a claim against us for indemnification, the associated expenses could also increase our operating costs.

Risks Relating to our Stock

The sale of the shares of common stock and securities convertible into common stock in private placements could cause the price of our common stock to decline.

During 2008, 2009 and 2010, we completed financings in which we issued common stock or securities convertible into common stock to certain private investors.  We have registered 5,133,000 shares of common stock for sale by selling stockholders in such offerings and the shares not registered will become available for sale six months after the date of their initial purchase. Additionally, in January 2010 we filed a Registration Statement on Form S-8 to register 7,500,000 shares under our 2008 incentive plan, 6,000,000 shares related to stock options granted in 2009 and 2,700,000 shares issued to a consultant pursuant to a consulting agreement entered into in January 2010.

The purchasers of these securities may sell none, some or all of the shares of common stock acquired from us. We have no way of knowing whether or when the selling stockholders will sell the shares acquired in private transactions or covered by these registration statements. Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Our common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

Our common stock is approved for quotation via the OTC Electronic Bulletin Board. Therefore, our common stock is expected to have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price would severely limit the potential market for our common stock.

Since trading commenced, our common stock has traded at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

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

A stockholder’s ability to trade our common stock may be limited by trading volume.

A consistently active trading market for our common stock may not occur on the OTC Electronic Bulletin Board. A limited trading volume may prevent our stockholders from selling shares at such times or in such amounts as they may otherwise desire.

Our company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

Our common stock ownership is highly concentrated. Through its ownership of shares of our common stock, two stockholders, Tannin J. Fuja, our CEO, and NFG, Inc., beneficially own in excess of 50% of our total outstanding shares of common stock on December 31, 2009. As a result of the concentrated ownership of the stock, these two stockholders, acting together, will be able to control all matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

 Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

We have never paid cash dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 2,960 square feet of office and lab space at 2590 Holiday Road, Suite 100, Coralville, Iowa, as our principal offices. The current lease term ends on July 31, 2010, at a monthly base rent of approximately $3,700 throughout the term. We believe these facilities are in good condition, but that we may need to expand our leased space as our research and development efforts increase or in the event we decide to manufacture and market any of our product candidates.

Item 3. Legal Proceedings

As of the date of this report, the Company is not party to any legal proceedings.

Item 4.   Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Through September 2, 2009, our common shares were not listed on any exchange and there was no established public trading market for our common stock.  On September 3, 2009, our stock began trading on the OTC Electronic Bulletin Board under the symbol “VIVK”.  The following table sets forth the bid prices quoted for our common stock during each quarter since our stock began trading, as reported by the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2009

Fourth Quarter	$0.58	$0.16
Third Quarter	0.65	0.50
Second Quarter	-	-
First Quarter	-	-

Holders of Common Stock

Our stockholder list contains the names of 79 registered stockholders of record of the Company’s Common Stock on March 26, 2010.  This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Purchases of Equity Securities

During the fiscal year ended December 31, 2009, we did not repurchase any of our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	850,000	$0.30	6,650,000
Equity compensation plans not approved by security holders	6,000,000	$0.23	-
Total	6,850,000	$0.24	6,650,000

In addition to the above, the Company has agreements with two consultants under which a portion of the consultants’ services are to be paid in shares of common stock. One of the consultants earns 50,000 common shares per month over a period of six months for an aggregate of 300,000 shares.  At December 31, 2009, 50,000 shares had been earned but not issued yet and the remaining 250,000 shares are to be earned through May, 2010.  The fair market value of the earned and unissued shares is accrued in accounts payable in the accompanying consolidated balance sheet at December 31, 2009.  The other consultant is earning 5,000 common shares per month on a month-to-month basis.

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

Between April 2008 and October 2008, we issued 133,000 shares of common stock to five accredited investors for an aggregate gross purchase price of $66,500. Each investor executed a subscription agreement attesting that such investors qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act or Regulation D.  These shares were subsequently registered in a registration statement that we filed on November 25, 2008.

On October 20, 2008, we issued 5,000,000 unregistered shares of our common stock under the Securities Act in reliance upon the exemption set forth in Section 4(2)of the Securities Act or Regulation D, along with a promissory note in the principal amount of $1,500,000 to stockholders of HealthAmerica, Inc., a Nevada corporation (HealthAmerica), in exchange for 25,000,000 shares of HealthAmerica common stock,  representing approximately 84% of the outstanding shares of capital stock of HealthAmerica.  These shares were subsequently registered in a registration statement that we filed on November 25, 2008.

During 2009, we issued an aggregate of 70,000 unregistered shares for services. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued  to accredited investors without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act Regulation D or Rule 701.  The value of these services totaled $16,100.

Subsequent to the end of the fiscal year ended December 31, 2009, on February 4, 2010, the company sold a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the OTC Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The company has reserved 2,105,265 shares of common stock to provide for the issuance of shares upon the full conversion of this note.  The Note was sold to one accredited investor in a transaction exempt from registration under the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) and Regulation D.

On March 29, 2010, the Company sold a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 3,154,980 shares of common stock to provide for the issuance of shares upon the full conversion of this note.  The Note was sold to one accredited investor in a transaction exempt from registration under the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(2) and Regulation D.

Item 6.  Selected Financial Data

Omitted pursuant to Item 301(c) of Regulation S-K.

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

We intend to develop, manufacture and sell directly or indirectly through collaborative partners, the following types of products:

PRODUCT	R&D PHASE	DESCRIPTION
VivaThermic Vials	Phase III	Centrifugable and autoclavable vials for cryopreservation
Cryopsy	Phase I	Device that rapidly freezes tissue specimens
VivaSight	Phase II	Digital PhotoRefractor for children's vision screening
VivAuris	Phase II	Device for middle ear redness detection
VivaGlobin	Phase II	Device for anemia and Cutaneous hemoglobin detection
VivaBoost	Phase III	Phytochemical rich daily dose nutraceutical beverage
VivaBlend	Phase III	Concentrated phytochemical/ antioxidant extract supplement
VivaGastroProtect	Phase I	Fruits and vegetables extract for the protection of digestive system
VivaCrop	Phase I	Vegetation health monitor
Clinical Sensor (CBS)	Phase I	In vitro diagnostic device used at the point of care
SLICES	Phase II	MRI enhancement software

We also plan to continue to offer contract research and development services in molecular biology, device engineering and other areas.  We commenced providing contract research and development services in the first quarter of 2008.  During the first quarter 2009, we commenced sales of our VivaThermic vials and we commenced sales of VivaBlend in the second quarter of 2009.  In December 2009, we entered into a license agreement with Regeneca International, Inc. (“Regeneca”) for VivaBoost whereby Regeneca obtained exclusive worldwide distribution rights in the direct-to-consumer market and has committed to purchase $5,000,000 of product over a thirty-six month period.

Going Concern

Our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At December 31, 2009, we have $187,646 in cash and cash equivalents and our current liabilities consisted of $243,612 in accounts payable, $828,018 in accrued wages payable to our two officers and the Executive Chairman, $132,554 in deferred revenue, $347,572 in loans and advances payable to related parties, a $159,487 grant payable and a $505,058 note payable.  The $159,487 grant payable would need to be repaid upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $505,058 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

Cash and cash equivalents increased to $187,646 at December 31, 2009 from $145,669 at December 31, 2008. The $41,977 increase consists of cash used in operations of $260,492 offset by cash provided by financing activities of $302,469.

For the year ended December 31, 2009, net cash used in operating activities was $260,492 and included our $1,945,259 net loss for the year, adjusted for depreciation and amortization charges of $769,310, the write off of previously capitalized deferred offering costs of $111,316, $22,500 in consulting services received as payments on notes receivable, common shares issued for $66,700 in services received, non-cash stock compensation charges of $185,160, interest added to note payable balances of $80,347 and changes in operating assets and liabilities of $720,040 offset by $10,928 in interest added to notes receivable and deferred income taxes of $259,678.  The $720,040 change in operating assets and liabilities was primarily related to our officers and Executive Chairman allowing us to accrue, rather than pay out the majority of their wages ($529,522), an increase in accounts payable of $169,192 and an additional $40,232 in advances from related parties.  For the year ended December 31, 2008, net cash provided by operating activities was $26,859 and included our $1,031,788 net loss for the year, adjusted for depreciation and amortization charges of $138,259, non-cash stock compensation charges of $339,102, interest added to note payable balances of $18,226, amortization of the discount on a note with the beneficial conversion feature of $18,761 and changes in operating assets.

No cash was provided by or used in investing activities in 2009.  In 2008, net cash used in investing activities was $43,431 and resulted from purchases of fixed assets of $39,731 and a long-term deposit of $3,700.

Net cash provided by financing activities was $302,469 in 2009 and consisted of net proceeds received from stock sales and collections on related notes receivable totaling $320,469 offset by $18,000 in payments on a note payable.  We further reduced the $1,481,648 note payable that was outstanding at December 31, 2008 by $1,015,663 by issuing the note holder an aggregate of 4,415,927 shares of common stock during 2009 in exchange for debt reduction.  In 2008, net cash provided by financing activities totaled $162,241 reflecting proceeds from a $150,000 grant and $58,195 net proceeds from sales of common stock, offset by the payment of $15,954 in deferred offering costs and $30,000 paid on a note payable.

In November 2008, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (the “SEC”) to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company would not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering and deregistered the 14,300,000 unsold shares.   The Company incurred $111,316 of deferred offering costs related to this capital formation activity.  The deferred offering costs were expensed upon the termination of the offering in 2009.

In August 2009, the Company commenced another capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of December 31, 2009 the Company issued (i) 1,737,280 shares in exchange for $319,714 in net cash proceeds; (ii) 220,000 shares in exchange for consulting services valued at $50,600, which were expensed 2009; (iii) 489,129 shares to an existing stockholder and a consultant for a $112,500 reduction in advances and accounts payable; (iv) 4,415,927 shares to an existing creditor/stockholder in exchange for a $1,015,663 reduction the Company’s note payable to the creditor, and (v) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing stockholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and the notes receivable.  The notes receivable both bear interest at 5% per annum and had 60 day terms that matured in October 2009.  The notes had an aggregate balance of $1,329,518 at December 31, 2009 and were extended to January 31, 2010.  As of March 26, 2010, the notes have a remaining balance of $1,115,593 after being offset with certain advances payable and are currently continuing on a month-to-month basis.  One of the notes receivable, covering 2,866,500 shares, was in the original amount of $659,295 and the other note receivable, which was from an existing stockholder, covering 2,967,609 shares, was in the amount of $682,550. The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of December 31, 2009, an aggregate of 5,733,000 shares are held in escrow.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  During 2009 we entered into distribution agreements with distributors in India and Japan for the sale of our cryovials and we commenced taking cryovial orders; we also began selling VivaBlend and entered into a license agreement for the distribution of VivaBoost.  However, until we have sufficient cash to prepare marketing materials and product samples and implement a sales and marketing plan, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than the monthly rental payments of $3,700 on the facilities lease that expires July 10, 2010 and an equipment lease the requires monthly payments of $112 through March 2012.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc., all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2009 and 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements.   On December 9, 2009, the Company distributed a number of its shares in HealthAmerica common stock to its stockholders of record on December 1, 2009, reducing its interest in HealthAmerica to approximately 62%.   All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% through December 9, 2009 and approximately 28% thereafter of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16%  of HealthAmerica’s remaining operating results through December 9, 2009 and approximately 38% thereafter.

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held approximately 15% of the outstanding shares of Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  This investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net income.  The Company did not recognize any impairment of its investments during the years ended December 31, 2009 and 2008.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the years ended December 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred.  Up front license fee revenues are deferred and recognized over the term of the license on a straight-line basis.

The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the U.S.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Year ended December 31, 2009 and 2008

In 2009, we had a net loss of $1,945,259 compared to a net loss of $1,031,788 in 2008.  The increase was primarily due to increased research and administrative expenses and due to the write off of abandoned offering costs in 2009.  It is important to note that from our inception through March 15, 2008, we had no significant operations.

 We commenced cryovial and VivaBlend product sales in 2009 and, in December 2009, we entered into a license agreement with a distributor for our VivaBoost product.  The license agreement gives the distributor (Regeneca International, Inc.) exclusive worldwide distribution rights in the direct-to consumer market and Regeneca has committed to purchase $5 million in product over a thirty-six month period.   Accordingly, product sales and license fee revenue totaled $30,435 and $6,070, respectively, in 2009. In 2009, the National Institutes of Health - National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant related to the development of our digital photorefractor and we recognized $112,912 in grant revenue during 2009.  During 2008, we had $194,700 in research services revenue and no such services were performed in 2009.

In 2009, cost of revenues totaled $21,959 compared to $122,321 in 2008.  The changes are due to the change in both the volume and mix of revenues as noted above.

Our research and development expenses increased from $433,107 in 2008 to $1,138,091 in 2009.  These increases were primarily due to the increase in patent cost amortization related to patents acquired in October 2008. This amortization expense increase from $123,656 in 2008 to $741,939 in 2009.  We also had stock option compensation expense of $39,049 related to research personnel in 2009 compared to none in 2008. There was also an increase in research and development activity during 2009 due to the longer operational period in 2009 as we were inactive prior to March 15, 2008.

The patent costs amortization noted above resulted in a deferred tax benefit of $259,678 in 2009 compared to $43,280 in 2008.  The increase in deferred tax benefit in 2009 compared to 2008 is due to the increase in related patent cost amortization during those periods.

Sales and marketing costs increased from zero in 2008 to $96,498 during the year ended December 31, 2009 due to costs incurred to build awareness about us and our products.

Our general and administrative expenses increased from $667,353 in 2008 to $916,930 in 2009.  In 2008, general and administrative expenses included $339,102 in noncash compensation expense related to the HealthAmerica transaction (because HealthAmerica was partially owned by one of our directors and one of our officers at the time of the acquisition)  and, in 2009, included $146,111 in noncash stock-based compensation expense related to stock option grants.  The remaining $442,568 increase from 2008 to 2009 is primarily due to the increase in compensation expense related to our Executive Chairman and CFO, who worked for us for only a partial year in 2008 on a part-time basis, versus 2009, when they worked for us for an entire year, on a part-time basis through June 30, 2009 and full-time thereafter.  Since we were inactive prior to March 15, 2008, there was also a longer operational period during the year ended December 31, 2009 compared to 2008.

During the year ended December 31, 2009, we also expensed $111,316 in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

Net interest expense was $69,560 for the year ended December 31, 2009 compared to $36,987 during the year ended December 31, 2008.  The increase is primarily due to the new interest bearing debts incurred on or after September 30, 2008 including a $1,500,000 note incurred related to the acquisition of HealthAmerica, and a $150,000 grant that we expect to repay with interest.  During the year ended December 31, 2009, interest expense is net of interest income of $13,684, compared to zero in 2008.  The interest income is primarily related to the notes receivable we received in connection with sales of common stock during the third quarter of 2009.

During the year ended December 31, 2008, our company commenced providing research and development services and internal research and development activities.  Research revenues totaled $194,700 during 2008.  For the year ended December 31, 2008, the cost of revenues provided totaled $122,321 and research and development expenses, which consisted primarily of payroll and related expenses, patent cost amortization and lab supplies, totaled $443,107.  General and administrative expenses during this period totaled $667,353 and consisted primarily of $339,102 in noncash compensation related to the HealthAmerica acquisition and payroll and office expenses. Interest expense totaled $36,987 during the year ended December 31, 2008.

The HealthAmerica transaction also resulted in $123,656 in patent cost amortization expense (which is included in research and development expense) and the related deferred tax benefit of $43,280 in 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This item is not required for smaller operating companies.

Item 8. Financial Statements and Supplementary Data

See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

Item 9A(T). Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Executive Chairman and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Executive Chairman and Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Executive Chairman, Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)    Changes in internal control.    There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Matthew Nicosia has served as a director of our Company since November, 2006.  From 2000 to 2007, prior to joining the Company as Executive Chairman of the Board, Mr. Nicosia was the founder and Chief Executive Officer and served as a director of Dermacia, Inc., a company that became insolvent and subject to foreclosure proceedings by its principal creditor in 2008.  While founding Dermacia, Inc., in 2002, Mr. Nicosia co-founded Quantum Sphere, Inc. and served as a director until 2004.  Mr. Nicosia also currently sits on the Board of Directors and is a principal of Integrity, Equity, and is a director of several private companies. Mr. Nicosia received his Bachelor of Arts degree from Brigham Young University and an MBA degree from Pepperdine University.  Mr. Nicosia had been an executive officer and director of Dermacia, Inc., a private medical cosmetic company.

Dr. Tannin Fuja has served as a director and as Chief Executive Officer of our Company since March, 2008. Prior to joining our company, from 2004 to 2006, Dr. Fuja headed the Molecular and Cell Biology Research Group at the National Center for Voice and Speech, and served as an adjunct assistant professor in the Department of Speech Pathology and Audiology at the University of Iowa. From 2004-2009 Dr. Fuja served as a  Member of the University of Iowa Center on Aging, the Holden Comprehensive Cancer Center and  as an Adjunct Professor in the Department of Anatomy and Cell Biology at Carver College of Medicine, University of Iowa. Dr. Fuja received his Bachelors of Science degree from Brigham Young University, a certificate in Human Subject Research Ethics from the University of Washington (Seattle) and his Doctorate in Biological Sciences in the Department of Developmental and Cell Biology from the University of California, Irvine.

John Gryga, age 60, is a former senior executive with General Electric's Medical division, and Director of Operations for RadNet where he oversaw annual revenue growth from $20 million to over $150 million. In addition to serving on Vivakor's Board of Directors, he is also President and Chairman of the Board for Apollo Enterprise Solutions. A graduate of Marquette University with a degree in Electrical Engineering, Mr. Gryga has taken a lead role in commercializing Vivakor's proprietary MRI technology, SLICES. Mr. Gryga will also assist in the commercialization of Vivakor's VivaSight division's Digital Photorefractor (DPR) technology.

Fritz Lin, M.D., age 70, is a Professor of Clinical Pathology and Interim Chairman of the Department of Pathology and Laboratory Medicine at the University of California, Irvine School of Medicine. He is also the Director of Surgical Pathology & Cytopathology at the UCI Medical Center and is a member of the Chao Family Comprehensive Cancer Center. Dr. Lin is a highly respected clinician and is recognized as a Best Doctor in America by Best Doctors, Inc., an organization that bases its selection on survey results from other physicians. Dr. Lin's research interests center on the applications of principles of molecular biology, immunohistochemistry and cytometry. He played a key role in the initial establishment of a human tissue bank where various frozen tumor tissues were stored for molecular and biological studies.

Executive Officers

Name	Age	Position
Matthew Nicosia	35	Executive Chairman of the Board
Dr. Tannin Fuja, PhD	34	Chief Executive Officer, President, Chief Scientist
Ed Corrente	48	Chief Financial Officer

Ed Corrente was initially a consultant to our Company, acting as CFO since March 2008 and became an employee of our company, serving as the Chief Financial Officer since September, 2008, initially working on a part-time basis.  Prior to joining our company, from October, 2007 to September 2008, Mr. Corrente was employed as the Chief Financial Officer of Dermacia, Inc., a private medical cosmetic company that was insolvent at the time he was hired and subsequently was subject to foreclosure proceedings by its principal creditor. From October 2006 to September 2007 he was a consultant to Dermacia.  Between December 2000 and April 2007, Mr. Corrente was the Chief Financial Officer and Vice President of Finance for Thuris Corporation and Accenx Technologies, Inc.  He was previously with Ernst and Young for approximately 16 years, working in its Toronto, Canada and Orange County, California offices.  Mr. Corrente is a member of the American Institute of Certified Public Accountants and the California Society of CPA’s.  Mr. Corrente obtained his Bachelors degree at the University of Toronto, Canada.

Family Relationships.  There are no family relationships among the directors and executive officers of the company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all of the Company’s officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

				(2)	(1)
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total Compensation
Dr. Tannin Fuja	2009	$250,000	$-	$416,508	$2,855	$669,363
Chief Executive Officer	2008	$205,863	$-	$-	$-	$205,863
President, Chief Scientist

Matt Nicosia (3)	2009	$206,250	$-	$208,254	$2,855	$417,359
Exec. Chairman of the Board	2008	$93,000	$-	$-	$245,272	$338,272

Ed Corrente (3)	2009	$206,250	$-	$208,254	$2,855	$417,359
Chief Financial Officer	2008	$69,063	$-	$-	$93,735	$162,798

(1)
In 2009, these amounts represent the cost to our Company of providing medical insurance reimbursements.  In 2008, an officer and director purchased HealthAmerica shares at a price per share that was lower than the price per share paid by Vivakor for the HealthAmerica shares it purchased.  These amounts include the difference between the price per share paid by the executives and the price per share paid by Vivakor multiplied by the number of shares purchased by the executives. The difference is recorded as a noncash stock compensation expense in the accompanying consolidated financial statements for the year ended December 31, 2008.  In connection with Vivakor’s acquisition of approximately 84% of HealthAmerica’s outstanding common stock, the stockholders of HealthAmerica received Vivakor common shares. These amounts also include the value of the Vivakor shares received by these executives as part of the HealthAmerica transaction.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for the year presented of option awards. Assumptions used in the calculation of these amounts are included in Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2009

(3)	Worked on a part-time basis in 2008 and part of 2009. Entire salary earned in 2008 and majority of salary earned in 2009 has been accrued and is unpaid.

None of our Named Executive Officers are currently employed under employment agreements.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards of our named executive officers at our fiscal year ended December 31, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tannin Fuja	-	3,000,000	-	$0.23	July 27, 2017	-	-	-	-
Matt Nicosia	-	1,500,000	-	$0.23	July 27, 2017	-	-	-	-
Ed Corrente	937,500	562,500	-	$0.23	July 27, 2017	-	-	-	-
Total	937,500	5,062,500	-			-	-	-	-

Director Compensation

The following table sets forth compensation information for the Company’s independent directors during fiscal year 2009.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Gryga (2)	-	-	8,359	-	-	-	8,359
Fritz Lin (2)	-	-	1,085	-	-	-	1,085
Francis Chen (1)	-	-	-	-	-	-	-

(1)	Left the Board prior to any vesting of options.
(2)	Became a director in 2009

Audit, Compensation and Nominating Committees

As noted above, our common stock is listed on the OTC Electronic Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of four members two of whom are considered independent.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of March 26, 2010 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned		Number of Shares That May Be Acquired Within 60 Days By Exercising Options (2)	Total	Percent of Common Stock Beneficially Owned (2)
Matt Nicosia	785,000	(3)	-	785,000	1.2
Tannin Fuja	16,975,000		-	16,975,000	25.4
John Gryga	-		87,500	87,500	*
Fritz Lin	-		62,500	62,500	*
Ed Corrente	775,000	(4)	1,062,500	1,837,500	2.7
NFG, Inc. (5)	20,862,219			20,862,219	31.3
All executive officers and directors as a group (5 persons)	18,535,000		1,212,500	19,747,500	28.8

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 2590 Holiday Road, Suite 100, Coralville, IA 52241.

(2)
Applicable percentage of ownership at March 26, 2010 is based upon 66,719,623 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 26, 2010 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

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

Loans and Advances from Affiliates

Loans and advances from related parties consist of the following at December 31:

	2009	2008
Advances payable to officer	$-	$20,648
Advances payable to stockholders	239,757	228,877
Note payable to stockholder	107,815	93,806
	$347,572	$343,331

Advances payable to officer are noninterest bearing and represent Company expenditures (primarily lab and office equipment and supplies) that were paid for directly by the officer on behalf of the Company for which the officer has not been reimbursed.

Advances payable to stockholders are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholders on behalf of the Company for which the stockholders have not been reimbursed.  In January 2010, collection rights related to $237,465 of the advances payable were assigned from one of the Company’s stockholders to another stockholder.  At December 31, 2009, the Company had $670,223 in notes receivable (related to stock purchases) from the stockholder that was assigned the right to collect on the advances payable and, in January 2010, the assignee stockholder and the Company agreed to offset $219,765 of the advances payable balance with $219,765 of the notes receivable balance and the Company released to the stockholder 955,500 of the purchased shares that were being held in escrow at December 31, 2009.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  Interest expense during 2009 and 2008 totaled $14,009 and $6,356, respectively and was added to the note balance. The note was not paid on maturity and continued on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Since the contingency was resolved during 2008, the $18,761 fair value of the beneficial conversion feature was recognized as interest expense during the year ended December 31, 2008.  In January, 2010, the note holder assigned all of its rights under the note to another party that is also a stockholder in the Company.  The assignee then exercised the conversion feature under the note and the entire note plus accrued interest were converted into 837,301 shares of common stock based on a conversion price of $0.13 per share.

Revenues

During 2009, $19,960 in revenues were from Regeneca International, Inc., a company that we entered into a license agreement with in December 2009 and for which we hold approximately 15% of the outstanding shares pursuant to the license agreement.   One of our officers is also a stockholder of Regeneca.

In 2008, approximately 99% of the Company’s revenue was from a company in which one of the Company’s directors and one of the Company’s officers were officers and stockholders of.

During 2009, the Company engaged a consultant, that is also a stockholder of the Company, to provide financial consulting and investor relations services at base cost of $7,500 per month. Total consulting fees incurred to this stockholder totaled $57,500 in 2009.

During 2009, the Company engaged another consultant that is a stockholder to provide certain administrative and investor relations services.  Total fees incurred to this stockholder totaled $15,900 in 2009.

 Acquisition of HealthAmerica

On October 20, 2008, we effectively acquired the assets (patents and technology related to medical record bar coding and magnetic resonance imaging (MRI) systems) of HealthAmerica, Inc., a company that has had no significant operations within the last five years, by acquiring 25,000,000 shares of its common stock in exchange for (i) a promissory note in the principal amount of $1,500,000 bearing interest at 4% per annum and (ii) 5,000,000 shares of our common stock.  Certain officers, directors and affiliates of our company, directly or indirectly, were stockholders of HealthAmerica and received shares of our common stock in exchange for their HealthAmerica shares.  Affiliates of our company owned or controlled, directly or indirectly approximately 21.7% of HealthAmerica’s outstanding shares prior to acquisition.

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

Item 14. Principal Accountant Fees and Services

The firm of McGladrey & Pullen, LLP currently serves as the Company’s registered public accounting firm. The Board of Directors of the Company, in its discretion, may direct the appointment of different public auditors at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit related fees, tax fees and other fees paid to the Company's auditors, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	Year ended December 31, 2009	Year ended December 31, 2008
Audit fees	$37,000	$25,000
Audit-related fees	11,060	39,943
Tax fees	-	-
All other fees	-	-
Totals	$48,060	$64,943

Audit Fees

Audit fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and assistance with and review of documents filed with the SEC.

Audit-Related Fees

Audit –related fees consist of fees related to Company’s registration statements filed on form S-1.

Tax Fees

No professional services were rendered by McGladrey & Pullen, LLP or its affiliate RSM McGladrey, Inc. for tax compliance, tax advice or tax planning for the years ended December 31, 2009 and 2008.

All Other Fees

No other professional services were rendered by McGladrey & Pullen, LLP for the years ended December 31, 2009 and 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1, where these documents are listed.

(2) Consolidated Financial Statement Schedules

The consolidated financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of Vivakor, Inc. dated April 30, 2008.*

3.1.1	Amendment to Articles of Incorporation of Vivakor, Inc. dated September 5, 2008.*

3.1.2	Articles of Conversion from limited liability company to corporation dated April 30, 2008.*

3.1.3	Limited liability company Articles of Organization of Genecular Holdings, LLC dated November 1, 2006.*

3.2	Bylaws dated April 30, 2008.*

10.1	2008 Incentive Plan.*

10.2	Form of Stock Option Agreement under the Vivakor, Inc. 2008 Incentive Plan.*

10.3	Form of Restricted Stock Award and Agreement under the Vivakor, Inc. 2008 Incentive Plan.*

10.4	Acquisition Agreement and Plan of Acquisition, dated as of September 8, 2008.*

10.5	Secured Nonrecourse Promissory Note, dated September 18, 2008.*

10.6	Pledge and Security Agreement, dated as of September 30, 2008.*

10.7	Subscription Agreement.*

10.8	Convertible Note dated February 4, 2010.

10.9	Convertible Note dated March 22, 2010.

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed as Exhibits to the Registration Statement on Form S-1 (file no. 333-155686)

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Vivakor, Inc.

Dated: March 29, 2010	By: /s/ Tannin Fuja
Tannin Fuja, PhD
President and Chief Executive Officer

Dated: March 29, 2010	By: /s/ Ed Corrente
Ed Corrente
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Signatures	Title	Date

/s/ Matt Nicosia	Executive Chairman of the Board	March 29, 2010
Matt Nicosia

/s/ Tannin Fuja	Director	March 29, 2010
Tannin Fuja, PhD

/s/John Gryga	Director	March 29, 2010
John Gryga

/s/Fritz Lin	Director	March 29, 2010
Fritz Lin

VIVAKOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vivakor, Inc.

We have audited the accompanying consolidated balance sheets of Vivakor, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, statement of stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vivakor, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Vivakor, Inc.’s internal control over financial reporting as of December 31, 2009 included in the accompanying management’s annual report on internal control over financial reporting in Item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Cedar Rapids, Iowa
March 29, 2010

Vivakor, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$187,646	$145,669
Inventories	38,860	-
Other current assets	7,592	-
Total current assets	234,098	145,669

Deferred offering costs	-	111,316
Deposit	-	3,700
Investment in unconsolidated affiliate	307,915	-
Property and equipment, net	85,207	112,578
Patents, net	2,844,097	3,586,036
	$3,471,317	$3,959,299

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$243,612	$136,920
Accrued wages	828,018	298,496
Deferred revenue	132,554	-
Loans and advances from related parties	347,572	343,331
Grant payable	159,487	150,222
Note payable	505,058	1,481,648
Total current liabilities	2,216,301	2,410,617

Deferred revenue	199,207	-
Deferred income taxes	995,434	1,255,112
Total liabilities	3,410,942	3,665,729

Commitments (Note 10)

Stockholders' equity:

Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares authorized; 62,992,322 shares in 2009 and 50,225,877 in 2008, issued and outstanding (5,733,000 held in escrow in 2009)	62,992	50,226
Additional paid-in capital	4,224,141	1,195,325
Notes receivable	(1,329,518)	-
Accumulated deficit	(3,420,661)	(1,048,960)
Total Vivakor, Inc. stockholders' equity	(463,046)	196,591
Noncontrolling interest	523,421	96,979
Total stockholders' equity	60,375	293,570
	$3,471,317	$3,959,299
 See accompanying notes to consolidated financial statements.

Vivakor, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Revenue
Product sales	$30,435	$-
License fees	6,070	-
Research services	-	194,700
Grants	112,912	-
	149,417	194,700

Operating Expenses
Cost of revenues	21,959	122,321
Research and development	1,138,091	443,107
Sales and marketing	96,498	-
General and administrative	916,930	667,353
Total operating expenses	2,173,478	1,232,781
Loss from operations	(2,024,061)	(1,038,081)
Abandoned offering costs	111,316	-
Interest expense, net	69,560	36,987
Loss before income tax	(2,204,937)	(1,075,068)
Benefit for income taxes	(259,678)	(43,280)
Net loss	(1,945,259)	(1,031,788)
Less: Net loss attributable to the noncontrolling interest	(26,781)	(3,328)
Net loss attributable to Vivakor, Inc.	$1,918,478	$1,028,460

Net loss per share:
Basic and diluted	$(0.04)	$(0.02)
Weighted average shares - Basic and diluted	54,366,513	46,102,508

See accompanying notes to consolidated financial statements.

Vivakor, Inc.
Consolidated Statements of Stockholders’/ Member’s Equity

	Preferred Stock		Common Stock		Additional Paid-In	Member’s Deficit / Accumulated	Notes	Noncontrolling	Total Stockholders’/ Members
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Receivable	Interest	Equity

Member’s equity balance December 31, 2007	–	$–	–	$–	$–	$(20,500)	$–	$–	$(20,500)
Membership interests issued to employees	–	–	–	–	–	120	–	–	120
Issuance of common stock in exchange for membership interests upon conversion of Company from LLC to Corporation	–	–	45,153,500	18,620	–	(120)	–	–	18,500
Issuance of common shares	–	–	133,000	74	58,121	–	–	–	58,195
Reclassification for 2.425 to 1 stock split	–	–	–	26,593	(26,593)	–	–	–	–
Employee forfeiture of unvested shares	–	–	(60,623)	(61)	36	–	–	–	(25)
Shares issued in acquisition of HealthAmerica	–	–	5,000,000	5,000	1,145,000	–	–	–	1,150,000
Noncontrolling interest in acquisition of 84% of HealthAmerica	–	–	–	–	–	–	–	100,307	100,307
Discount on note with beneficial conversion feature	–	–	–	–	18,761	–	–	–	18,761
Net loss	–	–	–	–	–	(1,028,460)	–	–	(1,028,460)
Net loss attributable to noncontrolling interest	–	–	–	–	–	–	–	(3,328)	(3,328)
Stockholders’ equity balances December 31, 2008	–	–	50,225,877	50,226	1,195,325	(1,048,960)	–	96,979	293,570
Issuance of common shares for cash and notes	–	–	7,571,389	7,571	1,653,988	–	(1,341,845)	–	319,714
Issuance of common shares for reduction of debts	–	–	4,905,056	4,905	1,123,258	–	–	–	1,128,163
Issuance of common shares for services	–	–	290,000	290	66,410	–	–	–	66,700
Stock-based compensation expense	–	–	–	–	185,160	–	–	–	185,160
Dividend paid in form of HealthAmerica common stock	–	–	–	–	–	(453,223)	–	453,223	–
Net interest and payments on notes receivable	–	–	–	–	–	–	12,327	–	12,327
Net loss	–	–	–	–	–	(1,918,478)	–	(26,781)	(1,945,259)
Stockholders’ equity balances December 31, 2009	–	$–	62,992,322	$62,992	$4,224,141	$(3,420,661)	$(1,329,518)	$523,421	$60,375

See accompanying notes to consolidated financial statements.

Vivakor, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Operating Activities
Net loss	$(1,945,259)	$(1,031,788)
Depreciation and amortization	769,310	138,259
Write-off of previously capitalized deferred offering costs	111,316	-
Services received as payment on notes receivable	22,500	-
Common shares issued for services received	66,700	-
Stock-based compensation expense	185,160	339,102
Interest added to notes payable	80,347	18,226
Interest added to notes receivable	(10,928)	-
Deferred income taxes	(259,678)	(43,280)
Amortization of discount on note with beneficial conversion feature	-	18,761
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Inventories	(38,860)	-
Deposit and other current assets	(3,892)	-
Accounts payable	169,192	39,558
Accrued wages	529,522	298,496
Deferred revenue	23,846	-
Loans and advances from related parties	40,232	249,525
Net cash provided by (used in) operating activities	(260,492)	26,859

Investing activities
Long-term deposit	-	(3,700)
Purchases of furniture, equipment and leasehold improvements	-	(39,731)
Net cash used in investing activities	-	(43,431)

Financing activities
Payment of offering costs	-	(15,954)
Payments on note payable	(18,000)	(30,000)
Proceeds from grant	-	150,000
Payments from note receivable	755	-
Net proceeds from sale of common stock	319,714	58,195
Net cash provided by financing activities	302,469	162,241

Net increase in cash and cash equivalents	41,977	145,669
Cash and cash equivalents- beginning of year	145,669	-
Cash and cash equivalents- end of year	$187,646	$145,669

Supplemental Disclosure of Cash Flow Information:
Interest paid	$18,000	$5,000

Noncash transactions:
Issuance of shares in payment of accounts payable	$62,500	$-
Issuance of shares in payment of advance payable to related parties	$50,000	$-
Receipt of shares in payment of license fees (deferred revenue)	$307,915	$-
Non-cash dividend (distribution of HealthAmerica shares)	$453,223	$-
Issuance of shares in exchange for notes receivable	$1,341,845	$-
Issuance of shares in payment of notes payable	$1,015,663	$-
Unpaid deferred offering costs	$-	$95,362
Note issued to stockholder for purchase of furniture and equipment	$-	$87,450
Issuance of note payable to acquire HealthAmerica shares and patents	$-	$1,500,000
Issuance of shares to acquire HealthAmerica shares and patents	$-	$1,150,000
Gross up of acquired patents for deferred income taxes	$-	$1,298,392
Issuance of shares to founder as payment of amount due	$-	$18,500

See accompanying notes to consolidated financial statements.

Vivakor, Inc
Notes to Consolidated Statements

1.   Organization and Business

Vivakor, Inc. (collectively “we,” “us,” “our,” “Vivakor” or the “Company”) is a Nevada corporation based in Coralville, Iowa and is a trans-disciplinary biomedical company that is involved in the discovery, development and commercialization of a broad range of medical devices and pharmaceuticals to improve human health. The Company also performs contract research services and development in molecular biology and devices engineering. The Company was originally organized as Genecular Holdings LLC, a Nevada limited liability company on November 1, 2006.  On April 30, 2008, the limited liability company was converted into a Nevada corporation and changed its name to Vivakor, Inc and, as of the second quarter 2008, the Company reached operating stage.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc., all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2009 and 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements.   On December 9, 2009, the Company distributed a number of its shares of HealthAmerica common stock to its stockholders of record on December 1, 2009, reducing its interest in HealthAmerica to approximately 62% (Note 11).   All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% through December 9, 2009 and approximately 28% thereafter of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16% of HealthAmerica’s remaining operating results through December 9, 2009 and approximately 38% thereafter.

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held approximately 15% of the outstanding shares of Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  The fair value of this investment has not been estimated at December 31, 2009 because it is not practicable to estimate the fair value given that Regeneca is a private company and because there have been no indentified events or changes in circumstances that may have a significant adverse event on the value of this investment.  This investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net loss.  During 2009, the Company entered into a license agreement with Regeneca (Note 4).

Basis of Presentation and Management’s Plan

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company (Note 11).  On August 12, 2009 the Company commenced a second capital formation activity which, as of December 31, 2009 resulted in $319,714 in net cash proceeds received and $1,341,845 in notes receivable.  The notes originally matured in October 2009 and were extended to January 31, 2010.   As of March 26, 2010, the remaining note balances total $1,115,593 and they are continuing on a month-to-month basis. There is no assurance that the remaining amounts receivable under the notes will be collected by the Company when due.

Vivakor, Inc
Notes to Consolidated Statements (Continued)

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed research and development and sales and marketing programs for the next twelve months. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings, proceeds from product sales and research and development services provided to others or from strategic arrangements with third parties.  However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Stock Split

The Board of Directors authorized a 2.425 for 1 stock split in the form of a stock dividend for stockholders of record on September 5, 2008. All share and per share data presented in the accompanying consolidated financial statements and throughout these notes have been retroactively restated to reflect this stock split.  Par value of the stock remains at $0.001, accordingly, a $26,593 reclassification was made from additional-paid-in-capital to common stock for the shares issued as a result of this stock split.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and notes receivable. The Company places its cash and cash equivalents with major United States financial institutions.

In 2009, one grant from the National Institutes of Health accounted for $112,912 of grant revenue and two customers accounted for $36,505 of product sales and license revenues, of which one of the customers was a related party and accounted for $19,960 in revenue (Note 7).  In 2008, one customer, that is a related party, accounted for approximately 99% of revenue.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at December 31, 2009 or 2008.  At December 31, 2009 inventories consist of $1,955 in raw materials, $34,582 in work in process and $2,323 in finished goods.  There were no inventories on hand at December 31, 2008.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

Deferred Offering Costs

The Company defers as an asset the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. The deferred costs, which totaled $111,316 at December 31, 2008, were expensed in the first quarter of 2009 as a result of the termination of the offering that was in process as of December 31, 2008 (Note 11).

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, deposits, accounts payable, accrued wages, deferred revenue, loans, advances, notes and grants payable all approximate their fair values due to their short-term maturities.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to seven years, or the life of the lease, as appropriate.

Patent Costs

Costs to acquire patents are capitalized and amortized over their estimated useful lives of five years. Expenditures related to obtaining, maintaining and protecting patents are charged to expense when incurred, and are included in research and development expense.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the years ended December 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured. The Company recognizes revenue from research contracts as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred.  Up front license fee revenues are deferred and recognized over the term of the license on a straight-line basis.

Research and Development Costs

All research and development costs, including all related salaries, clinical trial expenses, regulatory expenses, facility costs and costs to obtain, maintain and protect patents are charged to expense when incurred.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the years ended December 31, 2009 and 2008, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes as it pertains to uncertain tax positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority.  As of December 31, 2009 and 2008, the Company had no uncertain tax positions.

Through April 29, 2008, the Company was a limited liability company and its taxable loss was allocable to the members in accordance with their respective percentage ownership interests.

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

Reclassifications

Certain balances in the 2008 consolidated financial statements have been reclassified to conform with the presentation in the 2009 consolidated financial statements.

Recently Adopted Accounting Standards

In the third quarter of 2009, we adopted the FASB ASC (collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).  ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the Codification.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which was primarily codified into ASC 810. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (commonly referred to previously as minority interest) and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements. In addition, the guidance changes the way the consolidated statement of operations is presented and requires consolidated net income (loss)  to be reported at amounts that include the amount attributable to both the parent and the noncontrolling interest.  Effective January 1, 2009, the Company adopted this guidance and changed its method of accounting and reporting for the noncontrolling interest in its subsidiaries. HealthAmerica, Inc. is the Company’s only subsidiary that has a noncontrolling interest. The noncontrolling interest loss of $26,781 and $3,328 for the years ended December 31, 2009 and 2008 is included in net loss on the Company’s consolidated statements of operations.  In addition, the amount of consolidated net loss attributable to both the Company and the noncontrolling interest are shown on the Company’s consolidated statement of operations. Noncontrolling interest related to HealthAmerica totaled $523,421 and $96,979 at December 31, 2009 and 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of the Company’s consolidated balance sheets.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

            In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which was primarily codified into ASC 805.  This standard applies to all transactions and other events in which an entity obtains control over one or more other businesses. The statement changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. We adopted this standard as of January 1, 2009 and it had no impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which was primarily codified into ASC 820-10-55. This guidance provided a one year deferral of the effective date of ASC 820 for certain non-financial assets and non-financial liabilities until interim periods for fiscal years beginning after November 15, 2008. The adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into ASC 855.  This guidance was effective for interim and annual periods ending after June 15, 2009, and established new general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  As required, the Company adopted these new standards in the quarter ended June 30, 2009.  The adoption of this statement did not have any effect on the Company’s accounts; however it did result in additional disclosures not previously provided in the Company’s consolidated financial statements.

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

In the transaction, the Company acquired 25,000,000 shares of HealthAmerica common stock in exchange for 5,000,000 shares of Vivakor’s common stock, valued at $1,150,000, which was distributed pro-rata to all HealthAmerica stockholders, plus a $1,500,000 secured nonrecourse promissory note to an entity controlled by the majority stockholder (Note 9).  Prior to the acquisition, an officer and director of Vivakor had an aggregate 21.7% interest in   HealthAmerica’s outstanding shares and, after the acquisition, they held an aggregate of 3.6% interest in HealthAmerica’s outstanding shares. The portion of the asset purchase attributed to the original stockholders was recorded at historical costs with the remaining value of $339,007, related to the interests acquired by the officer and director, recorded at fair value with a related charge to compensation expense in 2008.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

The total purchase price was allocated as follows:

Patent	$3,709,692
Deferred tax liability	(1,298,392)
Total	$2,411,300

4.   License Agreement

In December 2009, the Company entered into a license agreement with Regeneca International, Inc. (“Regeneca”), a private company, whereby Regeneca has been granted exclusive worldwide distribution rights to the Company’s VivaBoost nutraceutical beverage in the direct-to-consumer market.  Regeneca has agreed to purchase $5,000,000 in product over the initial thirty-six month term and, in the event specified purchase milestones are not met during the initial thirty-six month term, Vivakor has the option to modify or terminate the agreement upon 60 days notice.  Upon execution of the license agreement, the Company received 15% of Regeneca’s outstanding common shares, which were valued at $307,915 and are being accounted for using the cost method because the Company does not have significant influence over Regeneca.  The Company recorded deferred license fee revenue of $307,915 upon receipt of the Regeneca shares and is recognizing the revenue on a straight-line basis over the initial thirty six month term of the license agreement.

5.   Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Office furniture and equipment	$50,425	$50,425
Computer equipment and software	29,346	29,346
Laboratory and manufacturing equipment	44,910	44,910
Leasehold improvements	2,500	2,500
Total property and equipment	127,181	127,181
Less: accumulated depreciation	(41,974)	(14,603)
Net property and equipment	$85,207	$112,578

 Depreciation expense was $26,007 and $14,035 in 2009 and 2008, respectively and amortization expense for leasehold improvements was $1,364 and $568 in 2009 and 2008, respectively.

6.       Patents

Patents consist of the following at December 31:

	2009	2008
Patents	$3,709,692	$3,709,692
Accumulated amortization	(865,595)	(123,656)
Net patents	$2,844,097	$3,586,036

Amortization expense was $741,939 and $123,656 in 2009 and 2008, respectively.  Amortization expense for each of the next three years is estimated to be $741,938 with the remaining $618,283 to be amortized in year four.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

7.   Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following at December 31:

	2009	2008
Advances payable to officer	$-	$20,648
Advances payable to stockholders	239,757	228,877
Note payable to stockholder	107,815	93,806
	$347,572	$343,331

Advances payable to officer are noninterest bearing and represent Company expenditures (primarily lab and office equipment and supplies) that were paid for directly by the officer on behalf of the Company for which the officer has not been reimbursed.

Advances payable to stockholders are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholders on behalf of the Company for which the stockholders have not been reimbursed.  In January 2010, collection rights related to $237,465 of the advances payable were assigned from one of the Company’s stockholders to another stockholder.  At December 31, 2009, the Company had $670,223 in notes receivable (related to stock purchases (Note11) from the stockholder that was assigned the right to collect on the advances payable and, In January 2010, the assignee stockholder and the Company agreed to offset $219,765 of the advances payable balance with $219,765 of the notes receivable balance and the Company released to the stockholder 955,500 of the purchased shares that were being held in escrow at December 31, 2009.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  Interest expense during 2009 and 2008 totaled $14,009 and $6,356, respectively and was added to the note balance. The note was not paid on maturity and continued on a month to month basis.  The note contained a contingent beneficial conversion feature that was triggered on December 31, 2008 when the Company was unable to repay the balance due.  The conversion feature gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Since the contingency was resolved during 2008, the $18,761 fair value of the beneficial conversion feature was recognized as interest expense during the year ended December 31, 2008.  In January, 2010, the note holder assigned all of its rights under the note to another party, who is also a stockholder in the Company.  The assignee then exercised the conversion feature under the note and the entire note plus accrued interest were converted into 837,301 shares of common stock based on a conversion price of $0.13 per share.

During 2009, $19,960 in revenues were from a Regeneca, a company that we entered into a license agreement with in December 2009 (Note 4) and hold approximately 15% of the outstanding shares pursuant to the license agreement.   One of our officers is also a stockholder of Regeneca.

In 2008, approximately 99% of the Company’s revenue was from a company in which one of the Company’s directors and one of the Company’s officers were officers and stockholders of.

During 2009, the Company engaged a consultant, that is also a stockholder of the Company, to provide financial consulting and investor relations services at base cost of $7,500 per month. Total consulting fees incurred to this stockholder totaled $57,500 in 2009.

During 2009, the Company engaged another consultant that is a stockholder to provide certain administrative and investor relations services.  Total fees incurred to this stockholder totaled $15,900 in 2009.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

8.   Grant Payable

In December, 2008, the Company received from the Iowa Department of Economic Development a $150,000 Demonstration Fund Grant to assist in the development and commercialization of its Cryovial, CryoKeeper and CryoCarrier products. In the event certain events occur, including issuing an Initial Public Offering, moving out of the state of Iowa or selling 51% of the company’s assets or stock, then the Company would be required to repay the grant proceeds received in a lump sum plus interest at a rate of 6%.  Due to the filing of the Company’s Registration on Form S-1, which was declared effective in December 2008, the Company recorded the grant received as a current liability in the accompanying consolidated balance sheets.

9.   Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008 (Note 3), is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of December 31, 2009 and 2008, the Company had not made all of the required monthly payments under the agreement.   During 2009, the note holder purchased  4,415,927 of the Company’s common shares in exchange for a $1,015,663 reduction of the note (Note11).  The Company also paid $18,000 in cash during 2009.  The note principal reductions related to the common stock purchases were not applied to the cash payment arrearage, accordingly, the Company remained in arrears subsequent to December 31, 2009; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s stockholders.  This stockholder received its shares in the Company as part of the HealthAmerica acquisition transaction.

10.   Commitments

On July 10, 2008, the Company entered into a lease for approximately 3,000 square feet of office and lab space. The lease commenced on August 1, 2008 and required the Company make a one-time $2,500 payment for tenant improvements, which was capitalized by the Company, and monthly lease payments of $3,700 through July 10, 2010.  Rent expense totaled $44,400 in 2009 and $18,500 in 2008.  Future payments under the lease total $25,900 in 2010.  We also have an equipment lease that requires monthly payments of $112 and expires in March 2012.  Rent expense on this equipment lease was $1008 in 2009 and future payments required under this lease total $1,344 in 2010 and 2011 and $336 in 2012.

11.  Equity Transactions

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

In November 2008, the Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the Securities and Exchange Commission (“SEC”) to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.   The Registration also registered 5,133,000 of the Company’s outstanding shares of common stock on behalf of selling stockholders, for which the Company will not receive any of the proceeds from sales of these shares.  The Registration Statement on Form S-1 was filed with the SEC on November 25, 2008 and declared effective on December 22, 2008.  A creditor of the Company purchased 434,783 shares in exchange for a $100,000 reduction of the Company’s existing indebtedness payable to such creditor (Note 9) and, as of March 3, 2009, the Company received stock subscriptions for 14,300,000 newly issued shares of common stock at an offering price of $0.23 per share and closed the offering.  The consideration received from the subscription agreements was in the form of notes receivable with maturity dates 90 days after the note dates.  The notes were secured by the subscribed shares and such shares would not be released to the subscribers until payment was received by the Company.  As of March 31, 2009, the Company had not received any of the purchase price for the shares and, as a result, on April 2, 2009, the Company cancelled and terminated each of the subscription agreements, with the consent of the subscribers; terminated its public offering  and deregistered the 14,300,000 unsold shares.   The Company incurred $111,316 of deferred offering costs related to this capital formation activity.  The deferred offering costs were expensed upon the termination of the offering in 2009.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

In August 2009, the Company commenced another capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of December 31, 2009 the Company issued (i) 1,737,280 shares in exchange for $319,714 in net cash proceeds; (ii) 220,000 shares in exchange for consulting services valued at $50,600, which were expensed 2009; (iii) 489,129 shares to an existing stockholder and a consultant for a $112,500 reduction in advances and accounts payable; (iv) 4,415,927 shares to an existing creditor/stockholder in exchange for a $1,015,663 reduction the Company’s note payable to the creditor (Note 9), and (v) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing stockholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and notes receivable.  The notes receivable both bear interest at 5% per annum and have 60- day terms that matured in October 2009.  The notes had an aggregate balance of $1,329,518 at December 31, 2009 and were extended to January 31, 2010.  As of March 26, 2010, the notes have a remaining balances of $1,115,593, after being offset with certain advances payable (Note 7) and are continuing on a month-to-month basis.  One of the notes receivable, covering 2,866,500 shares, was in the original amount of $659,295 and the other note receivable, which was from an existing stockholder, covering 2,967,609 shares, was in the amount of $682,550. The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of December 31, 2009, an aggregate of 5,733,000 shares are held in escrow.

During the year ended December 31, 2009, the Company also issued 70,000 unregistered shares in exchange for services valued at $16,100.

On December 9, 2009 the Company distributed to its stockholders of record on December 1, 2009 62,992,322 of its shares in HealthAmerica in the form of a dividend.  The distribution represented approximately 25% of the Company’s HealthAmerica shares and reduced the Company’s interest in HealthAmerica from approximately 84% to approximately 62%.

12.    Grant Revenue

On May 5, 2009, the National Institutes of Health - National Eye Institute awarded the Company a Phase I Small Business Innovation Research Award grant in the amount of $112,912 to conduct research related to the development of the Company’s digital photorefractor (“VivaSight”) and the detection of amblyogenic risk factors.  As of December 31, 2009, all proceeds had been drawn on the grant and recognized as revenue.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

13.     Income Taxes

The provision for income taxes consists of the following at December 31:

	2009	2008

Current	$-	$-
Deferred	(259,678)	(43,280)
Benefit for income taxes	$(259,678)	$(43,280)

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to the valuation allowance recorded on deferred tax assets.

Deferred tax assets consist of the following at December 31:

	2009	2008
Net operating loss carryforwards	$248,000	$87,000
Accrued payroll	289,000	104,000
Non-cash stock-based compensation	183,000	119,000
Net deferred tax assets	(720,000)	310,000
Valuation allowance for deferred tax assets	(720,000)	(310,000)
Total deferred tax assets	$-	$-

A valuation allowance of $720,000 in 2009 and $310,000 in 2008 has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

The $995,434 and  $1,255,112 deferred tax liability at December 31, 2009 and 2008, respectively, consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $710,000 available to offset future regular taxable income. These net operating loss carryforwards expire through 2029.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 2006 and forward are subject to examination by the United States and state tax authorities.

14.     Stock Options

On October 23, 2008, the Board of Directors approved the Vivakor 2008 Incentive Plan (the “2008 Plan”).  The 2008 Plan authorizes the issuance of up to 7,500,000 shares of common stock.  The 2008 Plan allows for the grant of tax-qualified incentive stock options, non-qualified stock options and restrictive stock and other stock-based awards to employees, directors and consultants of the Company.   In January, 2010, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register all of the shares available under the 2008 Plan.

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

A summary of the activity under the 2008 Plan is as follows:

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value)
Outstanding at December 31, 2008	-	$-
Granted	1,050,000	0.29
Forfeited	(200,000)	0.23
Outstanding at December 31, 2009	850,000	0.30	9.9	$-
Vested and exercisable at December 31, 2009	31,250	0.44	9.8	-
Expected to vest	818,750	0.29	9.9	-

Subsequent to year-end, 250,000 options that were outstanding at December 31, 2009 were forfeited.

On July 27, 2009 the Board of Directors also authorized the grant of options to officers and directors to acquire 6,000,000 shares of common stock outside of 2008 Plan.  The exercise price of all of these option grants is $0.23 per share and the options vest on different schedules over a 3 year period.    In January, 2010, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 6,000,000 shares available under these stock options.  Following is a summary of the activity related to these options:

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value)
Outstanding at December 31, 2008	-	$-
Granted	6,000,000	0.23
Outstanding at December 31, 2009	6,000,000	0.23	9.6	$-
Vested and exercisable at December 31, 2009	937,500	0.23	9.6	-
Expected to vest	5,062,500	0.23	9.6	-

The exercise prices for all stock options outstanding at December 31, 2009 ranged from $0.23 to $.044.

The total fair value of all options vested during 2009 was $185,159, of which $146,111 is included in general and administrative expense and $39,048 is included in research and development expense.

The Company is required to estimate the fair value of stock options on the grant date using an option-pricing model. The weighted average grant-date fair value of all options granted during 2009 amounted to $0.15.  The fair value of each stock option granted was estimated on the date of grant based on the Black-Scholes option pricing model with the following weighted-average assumptions:

Weighted Average Assumptions
Weighted-average expected life (years)	3.3
Risk-free interest rate	1.8%
Expected volatility	91.01%
Dividend yield	—

Vivakor, Inc.
Notes to Consolidated Statements (Continued)

The potential expected life of all stock options range from two to three and one-half years. During 2009, the Company determined the expected life of the options based primarily on the Company's historical experience, the vesting periods, the structure of the option plans and the contractual lives of the options.

The Company's risk-free interest rate is based on the interest rate of U.S. Treasury bills with a term approximating the expected life of the option and is measured at the date of the stock option grant. Since the Company's common stock has only been publicly traded since September 3, 2009, the expected volatility was estimated based on a mix of the historical volatility of certain publicly-traded peer companies. The Company does not anticipate paying dividends.

15.     Benefit Plan

The Company adopted a defined contribution 401(k) plan (the “Plan”) covering substantially all employees that meet certain age and service requirements. Employees may contribute up to 80% of their compensation per year (subject to a maximum limit by federal law). The Plan allows for employer matching; however, no employer matching or other contributions have been made.

16.    Subsequent Events

In January 2010, the Company entered into an agreement with a consultant whereby the consultant is to provide various management consulting, business advisory, stockholder information and public relations services to the Company for a nine month period in exchange for 2,700,000 shares of the Company’s common stock. The stock was issued to the consultant shortly after the agreement was executed and, in January, 2010, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 2,700,000 shares available under the consulting agreement.  The consultant shall earn the shares at the rate of 300,000 shares per month and is also entitled to other fees, generally based on 5% of any funds raised or merger consideration received as a result of the consultant’s efforts.

On February 4, 2010, the Company entered into a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 2,105,265 shares of common stock to provide for the issuance of  shares upon the full conversion of this note.

On March 29, 2010, the Company entered into a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 3,154,980 shares of common stock to provide for the issuance of  shares upon the full conversion of this note.