Form 10-Q
period 2010-03-31
Vivakor, Inc.
filed 2010-05-24
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

(319) 625-2172
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

70,454,623 shares of Common Stock as of May 19, 2010

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc.
Condensed Consolidated Balance Sheets

Assets	March 31, 2010 (Unaudited)	December 31, 2009
Current assets
Cash and cash equivalents	$17,791	$187,646
Accounts receivable	48,234	-
Inventories	7,781	38,860
Deferred loan costs	15,333	-
Prepaid expenses and deposits	326,218	7,592
Total current assets	415,357	234,098

Investment in unconsolidated affiliate	307,915	307,915
Property and equipment, net	78,364	85,207
Patents, net	2,658,613	2,844,097

	$3,460,249	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$141,860	$243,612
Accrued wages	918,318	828,018
Deferred revenue	102,638	132,554
Loans and advances from related parties	1,137	347,572
Grant payable	161,858	159,487
Note payable	510,056	505,058
Convertible notes payable	31,066	-
Total current liabilities	1,866,933	2,216,301

Deferred revenue	173,547	199,207
Deferred income taxes	930,514	995,434
Total liabilities	2,970,944	3,410,942

Commitments

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 66,719,623 shares in 2010
and 62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	66,720	62,992
Additional paid-in capital	4,953,657	4,224,141
Notes receivable	(1,042,589)	(1,329,518)
Accumulated deficit	(3,977,822)	(3,420,661)
Total Vivakor, Inc. stockholders' equity (deficit)	(34)	(463,046)
Noncontrolling interest	489,289	523,421
Total stockholders' equity	489,255	60,375

	$3,460,249	$3,471,317

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

  Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenue
Product sales	$135,650	$6,223
License fees	25,660	-
	161,310	6,223

Cost of revenues	107,859	4,281
Gross profit	53,451	1,942

Operating Expenses
Research and development	275,123	297,121
Sales and marketing	1,300	291
General and administrative	428,581	143,735
Total operating expenses	705,004	441,147
Loss from operations	(651,553)	(439,205)
Abandoned offering costs	-	111,316
Interest expense, net	4,660	19,635
Loss before income tax	(656,213)	(570,156)
Benefit for income taxes	(64,920)	(64,919)
Net loss	(591,293)	(505,237)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,991)
Net loss attributable to Vivakor, Inc.	$(557,161)	$(500,246)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares - Basic and diluted	65,662,565	50,443,269

See accompanying notes.

Vivakor, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities
Net loss	$(591,293)	$(505,237)
Depreciation and amortization	193,994	192,328
Write-off of previously capitalized deferred offering costs	-	111,316
Common shares issued for services received	153,850	-
Stock option compensation expense	61,290	-
Interest added to notes payable	9,124	19,635
Interest added to notes receivable	(6,091)	-
Deferred income taxes	(64,920)	(64,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(48,234)	(6,370)
Inventory	31,079	(2,919)
Prepaid expenses	(3,476)	-
Accounts payable	(32,902)	2,428
Accrued wages	90,300	130,180
Deferred revenue	(55,576)	-
Loans and advances from related parties	-	6,879
Net cash used in operating activities	(262,855)	(116,679)

Financing activities
Payments on note payable	-	(8,000)
Proceeds from issuance of convertible notes	110,000	-
Payments of loan fees	(17,000)	-
Net cash provided by (used in) financing activities	93,000	(8,000)

Net change in cash and cash equivalents	(169,855)	(124,679)
Cash and cash equivalents- beginning of period	187,646	145,669
Cash and cash equivalents- end of period	$17,791	$20,990

Noncash transactions:
Offset of accounts and notes payable with note receivable	$293,020	$-
Issuance of common shares for prepaid services	$315,150	$-
Issuance of common shares for reduction of related party loan	$108,849	$100,000

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended December 31, 2009.

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company.  On August 12, 2009 the Company commenced a second capital formation activity which, as of March 31, 2010 resulted in $319,714 in net cash proceeds received and $1,341,845 in notes receivable.  The notes originally matured in October 2009 and were extended to January 31, 2010.   As of March 31, 2010, the remaining note balances total $1,045,859 and they are continuing on a month-to-month basis. There is no assurance that the remaining amounts receivable under the notes will be collected by the Company when due.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc., all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2009 and 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements.   On December 9, 2009, the Company distributed a number of its shares of HealthAmerica common stock to its stockholders of record on December 1, 2009, reducing its interest in HealthAmerica to approximately 62% .   All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% through December 9, 2009 and approximately 28% thereafter of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16% of HealthAmerica’s remaining operating results through December 9, 2009 and approximately 38% thereafter.

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At March 31, 2010 and December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  The fair value of this investment has not been estimated at March 31, 2010 or December 31, 2009 because it is not practicable to estimate the fair value given that Regeneca is a private company and because there have been no indentified events or changes in circumstances that may have a significant adverse event on the value of this investment.  This investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net loss.  The Company currently sells product to Regeneca under a license agreement.

Accounts receivables:

Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was zero at March 31, 2010 and December 31, 2009.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at March 31, 2010 or December 31, 2009.  At March 31, 2010 inventories consist of $1,955 in raw materials, $1,532 in work in process and $4,294 in finished goods. At December 31, 2009 inventories consist of $1,955 in raw materials, $34,582 in work in process and $2,323 in finished goods.

Deferred Loan Costs

Deferred loan costs are amortized to interest expense using the effective interest method over the term of the related debts.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the three months ended ended March 31, 2010 and 2009, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	March 31, 2010	December 31, 2009
Advances payable to stockholders	$1,137	$239,757
Note payable to stockholder	-	107,815

	$1,137	$347,572

Advances payable to stockholders are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholders on behalf of the Company.  During the first quarter of 2010, $238,620 in advances payable to stockholders was offset with $238,620 in notes receivable from stockholders.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that that is secured by the assets purchased. The note bears interest at 14% per annum and was due on December 31, 2008.  The note was not paid on December 31, 2008 and is continuing on a month to month basis.  The note contained a contingent beneficial conversion feature that gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Interest expense during the three months ended March 31, 2010 and 2009 totaled $910 and $3,276, respectively and was added to the note balance.  In the first quarter 2010, the note holder assigned the note to another shareholder in the Company, the assignee exercised the conversion feature option and the outstanding note balance plus accrued interest of $108, 849 at the time of conversion was settled for 837,301 shares of common stock.

During the three months ended March 31, 2010, all license fee and product sales revenues were from Regeneca International, Inc., a company that we entered into a license agreement with in December 2009.  As part of the license agreement, we were issued approximately 15% of Regeneca’s outstanding shares and as of March 31, 2010, we continue to hold a noncontrolling interest in Regeneca.   One of our officers at March 31, 2010 is also a stockholder of Regeneca.  There were no revenues from related parties during the three months ended March 31, 2009.

During the three months ended March 31, 2010, the Company engaged a consultant, that is also a stockholder of the Company, to provide financial consulting and investor relations services at base cost of $7,500 per month, plus certain transaction fees as agreed prior to each transaction. Total consulting fees incurred to this stockholder totaled $64,950 during the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company engaged another consultant that is a stockholder to provide certain administrative and investor relations services.  Total fees incurred to this stockholder totaled $8,500 during the three months ended March 31, 2010.

4.	Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008, is non-recourse and is secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bears interest at 4% per annum and requires the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of March 31, 2010 the Company had not made all of the required monthly payments under the agreement and  the Company remained in arrears subsequent to March 31, 2010; however, no action has been taken by the note holder, which is an entity controlled by one of the Company’s stockholders.  This stockholder received its shares in the Company as part of the HealthAmerica acquisition transaction.

In May 2010, the Company agreed to convert $331,000 of the note payable into 8,275,000 shares of common stock at $0.04 per share.

5.	Convertible Notes Payable

On February 4, 2010, the Company entered into a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  A discount was recorded in an amount equal to the fair value of the beneficial conversion feature which totaled $36,207 at March 31, 2010.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty. The Company has reserved 2,105,265 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On March 29, 2010, the Company entered into a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  A discount was recorded in an amount equal to the fair value of the beneficial conversion feature which totaled $43,488 at March 31, 2010.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 3,154,980 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

6.	Grant Payable

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

7.	Equity Transactions

In January 2010, the Company entered into an agreement with a consultant whereby the consultant is to provide various management consulting, business advisory, stockholder information and public relations services to the Company for a nine month period in exchange for 2,700,000 shares of the Company’s common stock. The stock was issued to the consultant shortly after the agreement was executed and, in January, 2010, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the 2,700,000 shares available under the consulting agreement.  The consultant shall earn the shares at the rate of 300,000 shares per month and is also entitled to other fees, generally based on 5% of any funds raised or merger consideration received as a result of the consultant’s efforts.  No other fees were earned during the first quarter 2010.

In the first quarter 2010, the Company issued 837,301 shares of common stock upon the conversion of a note payable and accrued interest totaling $108,849 (Note 3).

In February 2010, the Company issued an aggregate of 190,000 shares in payment of current and prior services aggregating $37,950.

8.	Income Taxes

The income tax benefit of $64,920 and $64,919 for the three months ended March 31, 2010 and 2009, respectively, relates to the amortization of acquired HealthAmerica patents.

As of March 31, 2010, net deferred tax assets were $887,000 with a related valuation allowance of $887,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. The Company has established the valuation allowance because it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Periodic adjustments will be made to the valuation allowance in future periods if there are changes in the evidence of realizability.

The deferred tax liability of $931,000 at March 31, 2010 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

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

A summary of the activity under the 2008 Plan during the three months ended March 31, 2010 is as follows:

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value)
Outstanding at December 31, 2009	850,000	$0.30	9.9
Granted	-	-
Forfeited	(250,000)	0.24
Outstanding at March 31, 2010	600,000	0.32	9.6	$-
Vested and exercisable at March 31, 2010	106,250	0.36	9.6	-
Expected to vest	493,750	0.32	9.6	-

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

	Options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value)
Outstanding at December 31, 2009	6,000,000	$0.23	7.5
Granted	-	-
Outstanding at March 31, 2010	6,000,000	0. 23	7.3	$-
Vested and exercisable at March 31, 2010	1,031,250	0.23	7.3	-
Expected to vest	4,968,750	0.23	7.3	-

On April 19, 2010 the Board of Directors authorized the grant 300,000 each to two of the Company’s directors under the 2008 Plan.  The aggregate shares granted were valued at $54,000 and vest quarterly over 36 months commencing April 1, 2010.

10.	Subsequent Events

Subsequent to March 31, 2010, the Company issued 3,135,000 shares, valued at $286,125 to consultants for services performed and to be performed.  Of these shares issued, 210,000 shares were restricted and 2,925,000 shares were issued under the 2008 Plan.

On April 12, 2010, the Board of Directors approved, in the form of a dividend, the distribution of all of the shares of Regeneca International, Inc. common stock that it holds to all of its shareholders of record on April 22, 2010.

On April 27, 2010, the Company entered into a $30,000 convertible promissory note.  The note bears interest at 8% per annum, matures on January 28, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 1,989,390 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On May 14, 2010, the Company entered into a $27,500 convertible promissory note.  The note bears interest at 8% per annum, matures on February 17, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to the lower of $0.03 or 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 2,750,000 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

3. Biological Handling. We have developed commercial products for cryogenic preservation, and storage through our VivaThermic Cryovials (USPTO Utility Patent # 12423998).  We plan to explore new techniques to improve methods and products employed for cryogenic preservation, storage and handling.  Future research plans for this division include:

●	stem cell specific improved cryovials;

●	cryogenic devices for temperature maintenance and sample transport; and

●	a cryogenic biopsy device (Cryopsy).

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

Research and Development

During the three months ended   March 31, 2010 and 2009, we incurred $275,123 and $297,121 in costs related to research and development activities, respectively.  Included in these amounts is acquired patent cost amortization of   $185,741 in both periods.  The Company expects to continue ongoing research and development activities for the foreseeable future and, provided we are able to raise the necessary capital, research and development expenses for the year ended December 31, 2010 are expected to increase from 2009 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and we do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.

Employees

As of March 31, 2010, we had three employees: our Executive Chairman and Chief Financial Officer, who are engaged in financial, administrative and operational activities, and our CEO who is engaged in research and development and executive management.  Our Chief Financial Officer resigned in April 2010 and our Chief Executive Officer and Executive Chairman have assumed all financial responsibilities normally performed by the Chief Financial Officer.  We estimate that the successful implementation of our growth plan would require between six and ten additional employees.  Our ability to add the needed employees is dependent on our ability to obtain the needed capital to support these employees and their efforts.  We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

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

Going Concern

Our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on our annual financial statements for the years ended December 31, 2009 and 2008 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

At March 31, 2010, we have $17,791 in cash and cash equivalents and our current liabilities consisted of $141,860 in accounts payable, $918,318 in accrued wages payable, $102,638 in deferred revenue, $1,137 in loans and advances payable to related parties, a $161,858 grant payable, a $510,056 note payable and $110,721 in convertible notes payable.  The $159,487 grant payable is to be repaid upon the occurrence of certain events, including the completion of an Initial Public Offering.  The $510,056 note payable was incurred in connection with the acquisition of HealthAmerica and requires payments in $25,000 monthly increments plus, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities and, to date, we have been unable to pay all of the required scheduled payments under the agreement.

Cash and cash equivalents decreased to $17,791 at March 31, 2010 from $187,646 at December 31, 2009. The $169,855 decrease consists of cash used in operations of $262,855 offset by cash provided by financing activities of $93,000.

For the three months ended March 31, 2010, net cash used in operating activities was $262,855 and included our $591,293 net loss for the quarter, adjusted for depreciation and amortization charges of $193,994, common shares issued for $153,850 in services received, non-cash stock compensation charges of $61,290, interest added to note payable balances of $9,124, offset by $6,091 in interest added to notes receivable, deferred income taxes of $64,920 and changes in operating assets and liabilities of $18,809.  The $18,809 change in operating assets and liabilities was primarily related to increases in accounts receivable of $48,234, prepaid cash expenses of $3,476 and accounts payable of $32,902, as well as a $55,576 reduction in deferred revenue, offset by a $31,079 increase in inventory and an increase in accrued wages payable to our officers and Executive Chairman  in the amount of  $90,300.  For the three months ended March 31, 2009, net cash used by operating activities was $116,679 and included our $505,237 net loss for the quarter, adjusted for depreciation and amortization charges of $192,238, the write off of $111,316 in deferred offering costs, non-cash stock compensation charges of $95, interest added to note payable balances of $3,122, offset by deferred income taxes of $64,919 and changes in operating assets of $130,198.  The $130,198 change in operating assets and liabilities was primarily related to a $130,180 increase in accrued wages to officers and the Executive Chairman and $6,879 in loans and advances from related parties offset by a net change of  $6,861 in other operating assets and liabilities.

No cash was provided by or used in investing activities during the three months ended March 31, 2010 and  2009.

Net cash provided by financing activities was $93,000 during the three months ended March 31, 2010 and consisted of $110,000 in gross proceeds from convertible notes, net of $17,000 in loan costs.  During the three months ended March 31, 2009, net cash used in financing activities totaled $8,000, resulting from payments on a note payable.

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

In August 2009, the Company commenced another capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of March 31, 2010  the Company issued (i) 1,737,280 shares in exchange for $319,714 in net cash proceeds; (ii) 220,000 shares in exchange for consulting services valued at $50,600, which were expensed 2009; (iii) 190,000 shares in 2010 in exchange for  $37,760 in consulting services (some of which were performed and accrued in 2009);  (iv) 489,129 shares to an existing stockholder and a consultant for a $112,500 reduction in advances and accounts payable; (v) 4,415,927 shares to an existing creditor/stockholder in exchange for a $1,015,663 reduction the Company’s note payable to the creditor, and (vi) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing stockholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and the notes receivable.  The notes receivable both bear interest at 5% per annum and had 60 day terms that matured in October 2009.  The notes had an aggregate balance of $1,329,518 at December 31, 2009 and were extended to January 31, 2010.  As of March 31, 2010, the notes have a remaining balance of $1,042,589 after being offset with certain advances payable and are currently continuing on a month-to-month basis.  The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of March 31, 2009, an aggregate of 4,459,000 shares are held in escrow.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned subsidiaries Vivasight, Inc., Vivathermic, Inc. and Vivaventures, Inc., all of which were formed on February 19, 2009,  and its majority owned subsidiary, HealthAmerica, Inc. (“HealthAmerica”), a Nevada corporation.  On October 20, 2008, the Company acquired approximately 84% of HealthAmerica’s outstanding shares; accordingly, HealthAmerica’s financial position as of December 31, 2009 and 2008 and its results of operations from October 20, 2008 forward were consolidated with the Company’s financial statements.   On December 9, 2009, the Company distributed a number of its shares of HealthAmerica common stock to its stockholders of record on December 1, 2009, reducing its interest in HealthAmerica to approximately 62% .   All intercompany transactions have been eliminated in consolidation. Vivasight, Vivathermic and Vivaventures are all currently inactive.  Since certain related parties held interests in HealthAmerica prior to its acquisition by Vivakor, the noncontrolling interest in HealthAmerica’s net operating results is calculated at approximately 4% through December 9, 2009 and approximately 28% thereafter of amortization expense on the acquired HealthAmerica patent and the related deferred income tax benefit, and approximately 16% of HealthAmerica’s remaining operating results through December 9, 2009 and approximately 38% thereafter.

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At March 31, 2010 and December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  The fair value of this investment has not been estimated at March 31, 2010 or December 31, 2009 because it is not practicable to estimate the fair value given that Regeneca is a private company and because there have been no indentified events or changes in circumstances that may have a significant adverse event on the value of this investment.  This investment is assessed for possible impairment when events indicate that the fair value of the investment may be below the Company's carrying value. When such a condition is deemed to be other than temporary, the carrying value of the investment is written down to its fair value, and the amount of the write-down is included in the determination of net loss.  The Company currently sells product to Regeneca under a license agreement.

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

Results of Operations

Comparison of the Three Months ended March 31, 2010 and 2009

In the first quarter 2010, we had a net loss of $591,293 compared to a net loss of $505,237 in the first quarter 2009.  The increase was primarily due to increased general and administrative expenses and cost of revenues, offset by a reduction in research and development and interest expense and an increase in revenues.

In December 2009, we entered into a license agreement with a distributor for our VivaBoost product.  The license agreement gives the distributor (Regeneca International, Inc.) exclusive worldwide distribution rights in the direct-to consumer market and Regeneca has committed to purchase $5 million in product over a thirty-six month period.   Product sales and license fee revenue totaled $135,650 and $25,660, respectively, in the first quarter 2010 and were all related to the Regeneca license agreement.   In the first quarter 2009, we commenced Cryovial product sales, which totaled $6,223 during that period.

In the first quarter 2010, cost of revenues totaled $107,859 compared to $4,281 in the first quarter 2009.  The changes are due to the change in both the volume and mix of revenues as noted above.

Our research and development expenses decreased from $297,121 in the first quarter 2009 to $275,123 in the first quarter 2010.  The decrease was primarily due to a decrease in payroll and related expenses from $86,557 in the first quarter 2009 to $53,954 in the first quarter 2009 due to a reduction of headcount in 2009 and a reduction in lab supply expense from $7,124 in the first quarter of 2009 to zero in the first quarter 2010, due to a lack of available cash funding, offset by stock compensation expense of $19,524 related to research personnel in the first quarter 2010 compared to none in 2009.

Sales and marketing costs were minimal, increasing from $291 in the first quarter 2009 to $1,300 in the first quarter 2010.  We will require additional funds in order to increase sales and marketing costs required to build awareness about us and our products.

Our general and administrative expenses increased from $143,735 in the first quarter 2009 to $428,581 in the first quarter 2010.  Payroll and related costs increased from $129,704 in the first quarter 2009 to $144, 514 in the first quarter 2010 primarily due to our Executive Chairman and CFO working for us on a part-time basis in 2009 and a full-time basis in 2010.  We also had $47,672 in stock compensation expense in the first quarter 2010 compared to zero in the first quarter 2009 because the company had not granted any stock options in the first quarter of 2009 or in any previous periods.  Due to a lack of full time employees, we were required to rely on consultants on a more frequent basis in 2010 compared to 2009 and our consulting expenses increased from $2,910 in the first quarter 2009 to $201,350 in the first quarter 2010.  Additionally, since our stock was actively traded in the first quarter of 2010 and was not traded in the first quarter 2009, couple with increased SEC filing activity in 2010, our legal, accounting, insurance, investor relations, edgarizing and transfer agent fees increased from an aggregate of $4,627   in the first quarter 2009 to $33,937 in the first quarter 2010.

During the first quarter 2009, we also expensed $111,316 in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

Net interest expense decreased from $19,635 in the first quarter 2009 to $4,660 in the first quarter of 2010 primarily due to the reduction in interest bearing debts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

This item is not required for smaller operating companies.

Item 4T.	Controls and Procedures

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

In May 2010, we agreed to convert $331,000 of this note into 8,275,000 shares of common stock at $0.04 per share.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Convertible note dated April 27, 2010

10.2	Convertible note dated May 14, 2010.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

May 21, 2010	By:	/s/ Tannin Fuja
Tannin Fuja
President and Chief Executive Officer
(Chief Accounting Officer)