Form 10-Q
period 2010-06-30
Vivakor, Inc.
filed 2010-08-24
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-Q

-----------------------------------------

(Mark One)

[ X }	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  [ X ]    NO  [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [     ]    NO [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES [     ]    NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

84,925,598 shares of Common Stock as of August 13, 2010

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$756	$187,646
Accounts receivable	45,234	-
Inventories	7,781	38,860
Deferred loan costs	13,833	-
Prepaid expenses and deposits	363,468	7,592
Total current assets	431,072	234,098

Investment in unconsolidated affiliate	-	307,915
Property and equipment, net	71,522	85,207
Patents, net	2,473,128	2,844,097

	$2,971,222	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$161,416	$243,612
Accrued wages	1,004,963	828,018
Deferred revenue	102,638	132,554
Loans and advances from related parties	13,407	347,572
Grant payable	164,292	159,487
Note payable	-	505,058
*Convertible notes payable	78,545	-
Fair value of share conversion feature	144,612	-
Total current liabilities	1,669,873	2,216,301

Deferred revenue	147,888	199,207
Deferred income taxes	865,595	995,434
Total liabilities	2,683,356	3,410,942

Commitments

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 84,925,598 shares in 2010
and 62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	84,325	62,992
Additional paid-in capital	5,699,765	4,224,141
Notes receivable	(1,036,063)	(1,329,518)
Accumulated deficit	(4,915,298)	(3,420,661)
Total Vivakor, Inc. stockholders' equity (deficit)	(167,291)	(463,046)
Noncontrolling interest	455,157	523,421
Total stockholders' equity	287,866	60,375

	$2,971,222	$3,471,317

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$-	$14,064	$135,650	$20,287
License fees	25,659	-	51,319	-
Grant revenue	-	74,700	-	74,700

Total revenues	25,659	88,764	186,969	94,987

Cost of revenues	-	11,210	107,859	15,491
Gross profit	25,659	77,554	79,110	79,496

Operating expenses:
Research and development	241,067	285,450	516,190	582,571
Sales and marketing	530	200	1,830	491
General and administrative	452,561	147,698	881,142	291,433

Total operating expenses	694,158	433,348	1,399,162	874,495

Loss from operations	(668,499)	(355,794)	(1,320,052)	(794,999)
Abandoned offering costs	-	-	-	(111,316)
Interest income	4,519	-	10,650	-
Interest expense	(64,632)	(19,606)	(75,423)	(39,241)
Loss before income tax	(728,612)	(375,400)	(1,384,825)	(945,556)
Benefit for income taxes	(64,920)	-	(129,839)	(129,839)
Net loss	(663,693)	(310,480)	(1,245,986)	(815,717)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,991)	(68,264)	(9,982)

Net loss attributable to Vivakor, Inc.	$(629,561)	$(305,489)	$(1,186,722)	$(805,735)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares - Basic and diluted	77,224,982	45,082,203	71,475,714	50,552,565

See accompanying notes

Vivakor, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net loss	$(1,245,896)	$(815,717)
Depreciation and amortization	392,821	384,656
Write-off of previously capitalized deferred offering costs	-	111,316
Common shares issued for services received	391,300	-
Stock option compensation expense	117,319	-
Loss on change in fair value of conversion liability	12,640	-
Interest added to notes payable	70,807	39,241
Interest added to notes receivable	(10,565)	-
Deferred income taxes	(129,839)	(129,839)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(45,234)	(5,084)
Inventory	31,079	(3,156)
Prepaid expenses	2,824	-
Accounts payable	(13,346)	7,295
Accrued wages	176,945	274,272
Deferred revenue	(81,235)	20,300
Loans and advances from related parties	12,270	30,625
Net cash used in operating activities	(343,390)	(86,091)

Financing activities- Payments on notes receivable	11,000	-

Financing activities
Payments on note payable	-	(8,000)
Proceeds from issuance of convertible notes	167,500	-
Payments of loan fees	(22,000)	-
Net cash provided by (used in) financing activities	145,500	(8,000)

Net change in cash and cash equivalents	(186,890)	(94,091)
Cash and cash equivalents- beginning of period	187,646	145,669
Cash and cash equivalents- end of period	$756	$51,578

Noncash transactions:
Offset of accounts and notes payable with note receivable	$293,020	$-
Issuance of common shares for prepaid services	$353,050	$-
Issuance of common shares to settle notes payable	$510,839	$-
Issuance of common shares for reduction of related party loan	$108,849	$100,000
Distribution of Regeneca Shares as a Dividend	$307,915	-

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

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company.  On August 12, 2009 the Company commenced a second capital formation activity which, as of June 30, 2010 resulted in $319,714 in net cash proceeds received and $1,341,845 in notes receivable.  The notes originally matured in October 2009 and were extended to January 31, 2010.   As of June 30, 2010, the remaining note balances, including interest total $1,036,063 and they are continuing to accrue on a month-to-month basis. There is no assurance that the remaining amounts receivable under the notes will be collected by the Company when due.

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

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  All of the Regeneca shares held at December 31, 2009 were distributed to our shareholders of record on April 22, 2010.

Accounts receivables:

Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was zero at June 30, 2010 and December 31, 2009.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at June 30, 2010 or December 31, 2009.  At June 30, 2010 inventories consist of $1,955 in raw materials, $1,532 in work in process and $4,294 in finished goods. At December 31, 2009 inventories consist of $1,955 in raw materials, $34,582 in work in process and $2,323 in finished goods.

Deferred Loan Costs

Deferred loan costs are amortized to interest expense using the effective interest method over the term of the related debts.

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument.  The resulting discount to the debt instrument or to the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the note or to dividends over the period to earliest conversion date using the effective interest rate method, respectively.

Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Other convertible instruments that are not derivative financial instruments are accounted for by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreting it back to face value over the period to the earliest conversion date using the effective interest rate method.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the three months ended March 31, 2010 and 2009, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.     Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	June 30, 2010	December 31, 2009
Advances payable to stockholders/officers	$13,407	$239,757
Note payable to stockholder	-	107,815

	$13,407	$347,572

Advances payable to stockholders/officers are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures (primarily payroll, legal fees, lab and office equipment and supplies) that were paid for directly by the stockholders on behalf of the Company.  During the first quarter of 2010, $238,620 in advances payable to stockholders was offset with $238,620 in notes receivable from stockholders.

On June 30, 2008, the Company purchased office and lab furniture and equipment from a stockholder at a total cost of $87,450. The stockholder financed the equipment with a note agreement that is secured by the assets purchased. The note bore interest at 14% per annum and was due on December 31, 2008.  The note was not paid on December 31, 2008 and continued on a month to month basis.  The note contained a contingent beneficial conversion feature that gives the note holder the option to be repaid with common stock with piggyback registration rights if the Company is unable to repay the balance due upon maturity. The number of shares to be issued in this case would be equal to the outstanding principal plus accrued and unpaid interest divided by 80% of the average stock price 30 days prior to the maturity date.  Interest expense during the three months ended March 31, 2010 and 2009 totaled $910 and $3,276, respectively and was added to the note balance.  In the first quarter 2010, the note holder assigned the note to another shareholder in the Company, the assignee exercised the conversion feature option and the outstanding note balance plus accrued interest of $108, 849 at the time of conversion was settled for 837,301 shares of common stock.

During the three and six months ended June 30, 2010, all license fee and product sales revenues were from Regeneca International, Inc., a company that we entered into a license agreement with in December 2009.  As part of the license agreement, we were issued approximately 15% of Regeneca’s outstanding shares and all of the shares we held in Regeneca had been distributed to our shareholders in the form of a dividend on April 22, 2010.   One of our officers at March 31, 2010 was also a stockholder of Regeneca.  There were no revenues from related parties during the six months ended June 30, 2009.

During the three and six months ended June 30, 2010, the Company engaged a consultant, that is also a stockholder of the Company, to provide financial consulting and investor relations services at base cost of $7,500 per month, plus certain transaction fees as agreed prior to each transaction. Total consulting fees incurred to this stockholder totaled 7,500 and $72,450 during the three and six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company engaged another consultant that is a stockholder to provide certain administrative and investor relations services.  Total fees incurred to this stockholder totaled $2,650 and $11,150 during the three and six months ended June 30, 2010.

4.     Note Payable

The note payable was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008, was non-recourse and was secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bore interest at 4% per annum and required the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of March 31, 2010 the Company had not made all of the required monthly payments under the agreement and  the Company remained in arrears subsequent to March 31, 2010.  In May 2010, the Company and note holder agreed to convert  the entire note payable balance into 12,770,975 shares of common stock at $0.04 per share.

5.     Convertible Notes Payable

On February 4, 2010, the Company entered into a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $46,929.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and liabilities at fair value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the 3 months ended 6/30/10, total interest expense related to the accretion of the discount on the note payable was approximately $26,000.  The Company has reserved 2,105,265 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On March 29, 2010, the Company entered into a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $56,339.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and liabilities at fair value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the three months ended June 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $25,000.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 3,154,980 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On April 27, 2010, the Company entered into a $30,000 convertible promissory note.  The note bears interest at 8% per annum, matures on January 28, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $28,170.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and liabilities at fair value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the 3 months ended 6/30/10, total interest expense related to the accretion of the discount on the note payable was approximately $9,000.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 1,989,390 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On May 14, 2010, the Company entered into a $27,500.00 convertible promissory note.  The note bears interest at 8% per annum, matures on February 17, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to the lower of $0.03 or 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $25,813.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and liabilities at fair value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the 3 months ended 6/30/10, total interest expense related to the accretion of the discount on the note payable was approximately $4,000.    The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 2,750,000 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

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

In April 2010, the company issued 300,000 common shares to each of two independent directors.  The shares were valued at an aggregate of $54,000 and recorded as prepaid compensation, which is being recognized as an expense on a straight-line basis over the 36 month vesting period.

In the second quarter 2010, the Company agreed to issue an aggregate of 4,835,000 shares, valued at $281,000,  to various consultants for services performed and to be performed. As of June 30, 2010,  200,000 shares valued at $16,000 had not been issued and the value of such shares in recorded in accounts payable.  A prepaid expense was originally recorded in the amount of $240,000 for the future services to be performed and is being recognized as an expense over the vesting period.

In May, 2010 the Company converted a $510,839  note payable into 12,770,975 common shares (Note 4).

7.    Income Taxes

The income tax benefit of $64,919 and $129,839 for the three months and six months ended June 30, 2010, respectively,  and $64,920 and $129,839 for the three and six months ended June 30, 2009, respectively, relates to the amortization of acquired HealthAmerica patents.

As of June 30, 2010, net deferred tax assets were $989,000 with a related valuation allowance of $989,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. The Company has established the valuation allowance because it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Periodic adjustments will be made to the valuation allowance in future periods if there are changes in the evidence of realizability.

The deferred tax liability of $866,000 at June 30, 2010 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

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

On April 19, 2010 the Board of Directors authorized the grant of 300,000 each to two of the Company’s directors under the 2008 Plan.  The aggregate shares granted were valued at $54,000 and vest quarterly over 36 months commencing April 1, 2010.

9.    Assets and Liabilities Measured at Fair Market Value

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Financial instruments which are measured at estimated fair value on a recurring basis in the condensed consolidated financial statements include an embedded share conversion feature.  The fair value of the share conversion feature was determined by using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Fair Value Measurements at Reporting Date June 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities - Share conversion feature	$-	$144,612	$144,612

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined above, based upon the priority of inputs to respective valuation techniques.   Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants and share conversion feature which require fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
Share conversion feature	$-	$157,252	$(12,640)	$144,612

For the six months ended June 30, 2010, total unrealized loss of approximately $12,640 and is included in earnings in the Statement of Operations caption “Loss on change in fair value of share conversion feature.”  For the three and six months ended January 31, 2010, total unrealized gains of $12,640are included in earnings in the Statement of Operations in interest expense.

10.    Subsequent Events

Subsequent to June 30, 2010, the Company issued  4,700,000 shares, valued at $61,100 to consultants for services performed and to be performed.  All shares were restricted.

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

Research and Development

During the six months ended   June 30, 2010 and 2009, we incurred $516,190 and $582,571 in costs related to research and development activities, respectively.  Included in these amounts is acquired patent cost amortization of   $370,969 in both periods.  The Company expects to continue ongoing research and development activities for the foreseeable future and, provided we are able to raise the necessary capital, research and development expenses for the year ended December 31, 2010 are expected to increase from 2009 as we expand our research and development efforts.  We face a number of risks in moving our technology through research, development and commercialization. We have never been profitable on an annual basis and we do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles.

Employees

As of June 30, 2010, we had three employees: our Executive Chairman and Chief Financial Officer, who are engaged in financial, administrative and operational activities, and our CEO who is engaged in research and development and executive management.  Our Chief Financial Officer resigned in April 2010 and our Chief Executive Officer and Executive Chairman have assumed all financial responsibilities normally performed by the Chief Financial Officer.  We estimate that the successful implementation of our growth plan would require between six and ten additional employees.  Our ability to add the needed employees is dependent on our ability to obtain the needed capital to support these employees and their efforts.  We also plan to continue to retain and utilize the services of outside consultants as the need arises.  None of our employees are represented by any collective bargaining unit.

Plan of Operation

The Company plans on becoming a significant transdisciplinary biomedical/biotechnology company involved in the discovery, development, acquisition and commercialization of a broad range of biotechnology, and biomedical technologies as well as nutraceutical and molecular diagnostic technologies to improve human health.

We intend to develop, manufacture and sell directly or indirectly through collaborative partners, the following types of products:

PRODUCT	R&D PHASE	DESCRIPTION
VivaThermic Vials	Phase III	Centrifugable and autoclavable vials for cryopreservation
Cryopsy	Phase I	Device that rapidly freezes tissue specimens
VivaSight	Phase II	Digital PhotoRefractor for children's vision screening
VivAuris	Phase II	Device for middle ear redness detection
VivaGlobin	Discontinued	Device for anemia and Cutaneous hemoglobin detection
VivaBoost	Phase III	Phytochemical rich daily dose nutraceutical beverage
VivaBlend	Phase III	Concentrated phytochemical/ antioxidant extract supplement
VivaGastroProtect	Phase I	Fruits and vegetables extract for the protection of digestive system
VivaCrop	Discontinued	Vegetation health monitor
Clinical Sensor (CBS)	Phase I	In vitro diagnostic device used at the point of care
SLICES	Phase II	MRI enhancement software

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

Liquidity and Capital Resources

At June 30, 2010, we have $756  in cash and cash equivalents and our current liabilities consisted of $161,416  in accounts payable, $1,004,963 in accrued wages payable, $102,638 in deferred revenue, $13,407 in loans and advances payable to related parties, a $164,292 grant payable, and $78,548 and $144,612 of fair value of share conversion feature in convertible notes payable.  The $164,292 grant payable is to be repaid upon the occurrence of certain events, including the completion of an Initial Public Offering.

Cash and cash equivalents decreased to $756 at June 30, 2010 from $187,646 at December 31, 2009. The $186,890 decrease consists of cash used in operations of $343,390 offset by cash provided by financing activities of $145,500 and investing activities of $11,000.

For the six months ended June 30, 2010, net cash used in operating activities was $343,390 and included our $1,245,896  net loss for the six months ended June 30, 2010, adjusted for depreciation and amortization charges of $392,821, the common shares issued for services of $391,300, the stock option expense to employees of $117,319,interest added to note payable balances of $70,807 , interest added to notes receivable of $10,565, and changes in operating assets and liabilities offset by deferred income taxes of $129,839. Net cash used in operating activities was $86,091 and included our $815,717 net loss for the six months ended June 30, 2009, adjusted for depreciation and amortization charges of $384,656, the write off of previously capitalized deferred offering costs of $111,316, interest added to note payable balances of $39,241, and changes in operating assets and liabilities offset by deferred income taxes of $129,839.

Net cash provided by financing activities was $145,500 during the six months ended June 30, 2010 and consisted of $167,600 in gross proceeds from convertible notes, net of $22,000 in loan costs.

Net cash provided by investing activities was $11,000 and none during the three and six months ending June 30,2010 and 2009.

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

In August 2009, the Company commenced another capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of June 30, 2010  the Company issued (i) 1,737,280 shares in exchange for $319,714 in net cash proceeds; (ii) 220,000 shares in exchange for consulting services valued at $50,600, which were expensed 2009; (iii) 190,000 shares in 2010 in exchange for  $37,760 in consulting services (some of which were performed and accrued in 2009);  (iv) 489,129 shares to an existing stockholder and a consultant for a $112,500 reduction in advances and accounts payable; (v) 4,415,927 shares to an existing creditor/stockholder in exchange for a $1,015,663 reduction the Company’s note payable to the creditor, and (vi) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing stockholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and the notes receivable.  The notes receivable both bear interest at 5% per annum and had 60 day terms that matured in October 2009.  The notes had an aggregate balance of $1,329,518 at December 31, 2009 and were extended to January 31, 2010.  As of June 30, 2010, the notes have a remaining balance of $1,036,063 after being offset with certain advances payable and are currently continuing on a month-to-month basis.  The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of June 30, 2009, an aggregate of 4,459,000 shares are held in escrow.

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

We have no material commitments or contractual purchase obligations for the next twelve months other than the equipment lease the requires monthly payments of $112 through March 2012.

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

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which was accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  All of the Regeneca shares held at December 31, 2009 were distributed to our shareholders of record on April 22, 2010.

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

Results of Operations
Comparison of the Three and Six Months ended June  30, 2010 and 2009

For the three months ended June 30, 2010, we had a net loss of $663,693 compared to a net loss of $310,480 for the corresponding prior year period.  For the six months ended June 30, 2010, we had a net loss of $1,245,986 compared to a net loss of $815,717 for the corresponding prior year period, primarily due to increased research and administrative expenditures in 2010 in the six months ended June 30, 2010.  Note also from our inception through March 15, 2008, we had no significant operations.

We commenced sales of our VivaBoost product sales in 2010, accordingly, during the three and six months ended June 30, 2010, product sales revenue totaled $0 and $135,650, respectively, compared to $14,064 product during the three and,  $20,287 six months ended June 30, 2009.  During the three and six months ended June 30, 2010, we had zero and zero, respectively in research services revenue compared to $74,700 for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2010, cost of sales totaled zero and $107,859, respectively compared to $11,210 and $15,491, respectively for the three and six months ended  June 30, 2008.  The increase is due to the order received for the Vivaboost product in the first quarter of 2010.  The company did not receive any purchase orders during the second quarter of 2010 ending June 30, 2010.

Our research and development expenses during the three and six months period ending June 30,2010 decreased from $285,450  in the second quarter 2009 to $241,067 in the second quarter 2010. The six months period decreased from $582,571 to $516,190.  The decrease was primarily due to a decrease in payroll and related expenses due to a reduction of headcount in 2010.

Sales and marketing costs for the three and six month period ending June 30, 2010 were minimal, increasing from $200 in the second quarter 2010 to $530 in the second quarter 2010. The six month period increased from $491 in 2009 to $1,830 in 2010. We will require additional funds in order to increase sales and marketing costs required to build awareness about us and our products.

Our general and administrative expenses in the three and six month period ending June 30, 2010 increased from $147,698 in the second quarter 2009 to $452,561 in the second quarter 2010. The six month period also increased from $291,433 to $881,142 in 2010. The increase in administrative expense is primarily due to our Executive Chairman and CFO working for us on a part-time basis in 2009 and a full-time basis in 2010.  Additionally the Company engaged outside consultants to assist in strategy and marketing efforts during the three and six months periods ending June 30,2010, which were not expenses nor initiatives of the Company had need of during the three and six months periods in 2009.   Moreover, our increased dependency on outside consultants due to our reporting and legal costs has also increased our administrative expenses in the three and six months ending June 30, 2010 over the 2009 periods.

During the second quarter 2009, we also expensed $111,316 in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008.

Net interest expense  during the three and six month period ending June 30, 2010 increased from $19,606 in the second quarter 2009 to $64,632 in the second quarter of 2010, and the six month period increased from $39,241 in 2009 to $75,423 in 2010, primarily due to the convertible notes payable.

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

Item 4T.  Controls and Procedures

 (a)    Evaluation of disclosure controls and procedures.    In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K, the Company's management evaluated, with the participation of the Company's Executive Chairman and Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the Executive Chairman and Chief Executive Officer have concluded that the disclosure controls and procedures were effective as of the date of such evaluation in ensuring that information required to be disclosed in the Company's Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to management, including the Company's Executive Chairman and the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

We had a note payable that was incurred in connection with the acquisition of 84% of HealthAmerica’s outstanding shares on October 20, 2008, that was non-recourse and was secured by the acquired HealthAmerica shares and all of HealthAmerica’s assets.  The note bore interest at 4% per annum and required the Company to make monthly payments of $25,000.  In addition, every 90 days, the Company is required to make additional note payments equal to 10% of the gross proceeds received from any sales of equity or debt securities, or any sale or licensing of products or technology until all outstanding principal and interest are repaid.  As of March 31, 2010 the Company had not made all of the required monthly payments under the agreement and  the Company remained in arrears subsequent to March 31, 2010.  In May 2010, the Company and note holder agreed to convert  the entire note payable balance into 12,770,975 shares of common stock at $0.04 per share.

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