Form 10-Q/A
period 2010-06-30
Vivakor, Inc.
filed 2010-08-24
CIK 1450704

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

88,925,598 shares of Common Stock as of August 23, 2010

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc.
Condensed Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$756	$187,646
Accounts receivable	45,234	-
Inventories	7,781	38,860
Deferred loan costs	13,833	-
Prepaid expenses and deposits	363,468	7,592
Total current assets	431,072	234,098

Investment in unconsolidated affiliate	-	307,915
Property and equipment, net	71,522	85,207
Patents, net	2,473,128	2,844,097

	$2,975,722	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$161,416	$243,612
Accrued wages	1,004,963	828,018
Deferred revenue	102,638	132,554
Loans and advances from related parties	13,407	347,572
Grant payable	164,292	159,487
Note payable	-	505,058
Convertible notes payable	78,545	-
Fair value of share conversion feature	144,612	-
Total current liabilities	1,669,853	2,216,301

Deferred revenue	147,888	199,207
Deferred income taxes	865,595	995,434
Total liabilities	2,683,336	3,410,942

Commitments

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 84,925,598 shares in 2010 and
62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	84,325	62,992
Additional paid-in capital	5,704,265	4,224,141
Notes receivable	(1,036,063)	(1,329,518)
Accumulated deficit	(4,915,298)	(3,420,661)
Total Vivakor, Inc. stockholders' equity (deficit)	(167,771)	(463,046)
Noncontrolling interest	455,157	523,421
Total stockholders' equity	292,386	60,375

	$2,975,722	$3,471,317

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$-	$14,064	$135,650	$20,287
License fees	25,659	-	51,319	-
Grant revenue	-	74,700	-	74,700

Total revenues	25,659	88,764	186,969	94,987

Cost of revenues	-	11,210	107,859	15,491
Gross profit	25,659	77,554	79,110	79,496

Operating expenses:
Research and development	241,067	285,450	516,190	582,571
Sales and marketing	530	200	1,830	491
General and administrative	452,561	147,698	881,142	291,433

Total operating expenses	694,158	433,348	1,399,162	874,495

Loss from operations	(668,499)	(355,794)	(1,320,052)	(794,999)
Abandoned offering costs	-	-	-	(111,316)
Interest income	4,519	-	10,650	-
Interest expense	(64,632)	(19,606)	(75,423)	(39,241)
Loss before income tax	(728,612)	(375,400)	(1,384,825)	(945,556)
Benefit for income taxes	(64,919)	(64,920)	(129,839)	(129,839)
Net loss	(663,693)	(310,480)	(1,245,986)	(815,717)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,991)	(68,264)	(9,982)

Net loss attributable to Vivakor, Inc.	$(629,561)	$(305,489)	$(1,186,722)	$(805,735)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares - Basic and diluted	77,224,982	45,082,203	71,475,714	50,552,565

See accompanying notes

Vivakor, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net loss	$(1,245,896)	$(815,717)
Depreciation and amortization	392,821	384,656
Write-off of previously capitalized deferred offering costs	-	111,316
Common shares issued for services received	391,300	-
Stock option compensation expense	117,319	-
Gain on change in fair value of conversion liability	(12,640)	-
Interest added to notes payable	70,807	39,241
Interest added to notes receivable	(10,565)	-
Deferred income taxes	(129,839)	(129,839)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(45,234)	(5,084)
Inventory	31,079	(3,156)
Prepaid expenses	2,824	-
Accounts payable	(13,346)	7,295
Accrued wages	176,945	274,272
Deferred revenue	(81,235)	20,300
Loans and advances from related parties	12,270	30,625
Net cash used in operating activities	(343,390)	(86,091)

Financing activities- Payments on notes receivable	11,000	-

Financing activities
Payments on note payable	-	(8,000)
Proceeds from issuance of convertible notes	167,500	-
Payments of loan fees	(22,000)	-
Net cash provided by (used in) financing activities	145,500	(8,000)

Net change in cash and cash equivalents	(186,890)	(94,091)
Cash and cash equivalents - beginning of period	187,646	145,669
Cash and cash equivalents - end of period	$756	$51,578

Noncash transactions:
Offset of accounts and notes payable with note receivable	$293,020	$-
Issuance of common shares for prepaid services	$353,050	$-
Issuance of common shares to settle notes payable	$510,839	$-
Issuance of common shares for reduction of related party loan	$108,849	$100,000
Distribution of Regeneca Shares as a Dividend	$307,915	-

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the three and six months ended June 30, 2010 and 2009 , the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

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

5.     Convertible Notes Payable

On February 4, 2010, the Company entered into a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.   The fair value of the conversion feature at issuance was $46,930.   The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.    During the six months ended June 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $26,000.   The Company has reserved 2,105,265 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On March 29, 2010, the Company entered into a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $56,339.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value). The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.    During the six months ended June 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $25,000.  The Company has reserved 3,154,980 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On April 27, 2010, the Company entered into a $30,000 convertible promissory note.  The note bears interest at 8% per annum, matures on January 28, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $28,170.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.    During the six months ended June 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $9,000.  The Company has reserved 1,989,390 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On May 14, 2010, the Company entered into a $27,500.00 convertible promissory note.  The note bears interest at 8% per annum, matures on February 17, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to the lower of $0.03 or 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $25,813.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.    During the six months ended June 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $4,000.  The Company has reserved 2,750,000 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

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

In the second quarter 2010, the Company agreed to issue an aggregate of 4,835,000 shares, valued at $281,000,  to various consultants for services performed and to be performed. As of June 30, 2010,  200,000 shares valued at $16,000 had not been issued and the value of such shares is recorded in accounts payable.   A prepaid expense was originally recorded in the amount of $240,000 for the future services to be performed and is being recognized as an expense over the vesting period.

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

We commenced sales of our VivaBoost product sales in 2010, accordingly, during the three and six months ended June 30, 2010, product sales revenue totaled $0 and $135,650, respectively, compared to $14,064 product during the three and,  $20,287 six months ended June 30, 2009.   During the three and six months ended June 30, 2010, we had zero and zero, respectively in research grant revenue compared to $74,700 for the three and six months ended June 30, 2009.

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

In the first quarter 2010, the Company issued 837,301 shares of unregistered common stock upon the conversion of a note payable and accrued interest totaling $108,849.

In February 2010, the Company issued an aggregate of 190,000 shares of unregistered common stock in payment of current and prior services aggregating $37,950.

In April 2010, the Company issued an aggregate of 210,000 shares of unregistered common stock in payment of current and prior services aggregating $22,000.

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

VIVAKOR, INC.

August 23, 2010	By:	/s/ Tannin Fuja
Tannin Fuja
President and Chief Executive Officer
(Chief Accounting Officer)