Form 10-Q/A
period 2010-03-31
Vivakor, Inc.
filed 2010-09-17
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Form 10-Q/A is being filed in order to correct for expense, recognition of certain shares issued in conjunction with consulting agreements entered into during 2010. For more information on the restatement see Note 11.

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets	(Restated)(1)
Current assets
Cash and cash equivalents	$17,791	$187,646
Accounts receivable	48,234	-
Inventories	7,781	38,860
Deferred loan costs	15,333	-
Prepaid expenses and deposits	11,068	7,592
Total current assets	100,207	234,098

Investment in unconsolidated affiliate	307,915	307,915
Property and equipment, net	78,364	85,207
Patents, net	2,658,613	2,844,097

	$3,145,099	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$141,860	$243,612
Accrued wages	918,318	828,018
Deferred revenue	102,638	132,554
Loans and advances from related parties	1,137	347,572
Grant payable	161,858	159,487
Note payable	510,056	505,058
Convertible notes payable	31,066	-
Total current liabilities	1,866,933	2,216,301

Deferred revenue	173,547	199,207
Deferred income taxes	930,514	995,434
Total liabilities	2,970,994	3,410,942

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 66,719,623 shares in 2010
and 62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	64,810	62,992
Additional paid-in capital	4,640,417	4,224,141
Notes receivable	(1,042,589)	(1,329,518)
Accumulated deficit	(3,977,822)	(3,420,661)
Total Vivakor, Inc. stockholders' equity (deficit)	(315,184)	(463,046)
Noncontrolling interest	489,289	523,421
Total stockholders' equity	174,105	60,375

	$3,145,099	$3,471,317

(1)	See Note 11

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009
	(Restated)(1)

Revenue
Product sales	$135,650	$6,223
License fees	25,660	-
	161,310	6,223

Cost of revenues	107,859	4,281
Gross profit	53,451	1,942

Operating Expenses
Research and development	275,123	297,121
Sales and marketing	1,300	291
General and administrative	428,581	143,735
Total operating expenses	705,004	441,147
Loss from operations	(651,553)	(439,205)
Abandoned offering costs	-	111,316
Interest expense, net	4,660	19,635
Loss before income tax	(656,213)	(570,156)
Benefit for income taxes	(64,920)	(64,919)
Net loss	(591,293)	(505,237)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,991)
Net loss attributable to Vivakor, Inc.	$(557,161)	$(500,246)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares - Basic and diluted	63,924,787	50,443,269

(1)	See Note 11

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

10.    Subsequent Events

Subsequent to March 31, 2010, the Company issued 3,135,000 shares to consultants for services performed and to be performed.  Of these shares issued, 210,000 shares were restricted and 2,925,000 shares were issued under the 2008 Plan.

On April 12, 2010, the Board of Directors approved, in the form of a dividend, the distribution of all of the shares of Regeneca International, Inc. common stock that it holds to all of its shareholders of record on April 22, 2010.

On April 27, 2010, the Company entered into a $30,000.00convertible promissory note.  The note bears interest at 8% per annum, matures on January 28, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   The Company has reserved 1,989,390 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

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

11.    Restatement

The Company has a consulting agreement with a consultant which provide shares of common stock as compensation. The Company accounted for the agreement by computing the expense based upon the Company's stock price at the agreement date and amortizing the resulting expense over the term of the agreement. The Company subsequently has concluded the measurement date for the expense is actually when the services are performed. Therefore, the expense should be calculated based upon the Company's stock price when the related shares are earned. As a result the Company has restated its financial statements as of and for the three months ended March 31, 2010. This change resulted in a reduction of current assets and stockholders (deficit) by $315,150 at March 31, 2010. This change reduced the weighted average shares outstanding; however it had no effect on net loss or net loss per share for the three months ended March 31, 2010.

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
  stem cell specific improved cryovials;
  cryogenic devices for temperature maintenance and sample transport; and
  a cryogenic biopsy device (Cryopsy).

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

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None
Item 6.	Exhibits

Exhibits

10.1	Convertible note dated April 27, 2010.
10.2	Convertible note dated May 14, 2010.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

September 17, 2010	By:	/s/ Tannin Fuja
Tannin Fuja
President and Chief Executive Officer
(Chief Accounting Officer)