Form 10-Q/A
period 2010-06-30
Vivakor, Inc.
filed 2010-09-17
CIK 1450704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

-----------------------------------------

FORM 10-Q/A

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
	(Unaudited)
	(restated)(1)
Assets
Current assets
Cash and cash equivalents	$756	$187,646
Accounts receivable	45,234	-
Inventories	7,781	38,860
Deferred loan costs	13,833	-
Prepaid expenses and deposits	10,418	7,592
Total current assets	78,022	234,098

Investment in unconsolidated affiliate	-	307,915
Property and equipment, net	71,522	85,207
Patents, net	2,473,128	2,844,097

	$2,622,672	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$161,416	$243,612
Accrued wages	1,004,963	828,018
Deferred revenue	102,638	132,554
Loans and advances from related parties	13,407	347,572
Grant payable	164,292	159,487
Note payable	-	505,058
Convertible notes payable	78,525	-
Fair value of share conversion feature	144,612	-
Total current liabilities	1,669,853	2,216,301

Deferred revenue	147,888	199,207
Deferred income taxes	865,595	995,434
Total liabilities	2,683,336	3,410,942

Commitments

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 84,925,598 shares in 2010 and
62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	80,985	62,992
Additional paid-in capital	5,221,755	4,224,141
Notes receivable	(1,036,063)	(1,329,518)
Accumulated deficit	(4,782,498)	(3,420,661)
Total Vivakor, Inc. stockholders' equity (deficit)	(515,821)	(463,046)
Noncontrolling interest	455,157	523,421
Total stockholders' equity (deficit)	(60,664)	60,375

	$2,622,672	$3,471,317

(1)	See Note 11

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(restated)(1)		(restated)(1)
Revenues:
Product sales	$-	$14,064	$135,650	$20,287
License fees	25,659	-	51,319	-
Grant revenue	-	74,700	-	74,700

Total revenues	25,659	88,764	186,969	94,987

Cost of revenues	-	11,210	107,859	15,491
Gross profit	25,659	77,554	79,110	79,496

Operating expenses:
Research and development	241,067	285,450	516,190	582,571
Sales and marketing	530	200	1,830	491
General and administrative	319,762	147,698	748,342	291,433

Total operating expenses	561,359	433,348	1,266,362	874,495

Loss from operations	(535,700)	(355,794)	(1,187,252)	(794,999)
Abandoned offering costs	-	-	-	(111,316)
Interest income	4,519	-	10,650	-
Interest expense	(64,632)	(19,606)	(75,423)	(39,241)
Loss before income tax	(595,813)	(375,400)	(1,252,025)	(945,556)
Benefit for income taxes	(64,919)	(64,920)	(129,839)	(129,839)
Net loss	(530,894)	(310,480)	(1,122,186)	(815,717)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,991)	(68,264)	(9,982)

Net loss attributable to Vivakor, Inc.	$(496,762)	$(305,489)	$(1,053,922)	$(805,735)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average shares - Basic and diluted	75,563,773	45,082,203	69,776,432	50,552,565

(1)	See Note 11

See accompanying notes

Vivakor, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010	2009
	(restated)(1)
Operating Activities
Net loss	$(1,122,186)	$(815,717)
Depreciation and amortization	392,821	384,656
Write-off of previously capitalized deferred offering costs	-	111,316
Common shares issued for services received	267,590	-
Stock option compensation expense	117,319	-
Gain on change in fair value of conversion liability	(12,640)	-
Interest added to notes payable	70,807	39,241
Interest added to notes receivable	(10,565)	-
Deferred income taxes	(129,839)	(129,839)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(45,234)	(5,084)
Inventory	31,079	(3,156)
Prepaid expenses	2,824	-
Accounts payable	(13,346)	7,295
Accrued wages	176,945	274,272
Deferred revenue	(81,235)	20,300
Loans and advances from related parties	12,270	30,625
Net cash used in operating activities	(343,390)	(86,091)

Financing activities- Payments on notes receivable	11,000	-

Financing activities
Payments on note payable	-	(8,000)
Proceeds from issuance of convertible notes	167,500	-
Payments of loan fees	(22,000)	-
Net cash provided by (used in) financing activities	145,500	(8,000)

Net change in cash and cash equivalents	(186,890)	(94,091)
Cash and cash equivalents - beginning of period	187,646	145,669
Cash and cash equivalents - end of period	$756	$51,578

Noncash transactions:
Offset of accounts and notes payable with note receivable	$293,020	$-
Issuance of common shares for prepaid services	$353,050	$-
Issuance of common shares to settle notes payable	$510,839	$-
Issuance of common shares for reduction of related party loan	$108,849	$100,000
Distribution of Regeneca Shares as a Dividend	$307,915	-

(1)	See Note 11

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the three and six months ended June 30, 2010 and 2009, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

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

In the second quarter 2010, the Company agreed to issue an aggregate of 4,835,000 shares to various consultants for services performed and to be performed. As of June 30, 2010,  200,000 shares had not been issued and the value of such shares is recorded in accounts payable.  In total, the Company has issued and recognized an aggregate of 670,000 shares for these consulting services for the six months ending June 30, 2010.

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

10.    Subsequent Events

Subsequent to June 30, 2010, the Company issued  4,700,000 shares to consultants for services performed and to be performed.  All shares were restricted.

11.    Restatement

The Company had two consulting agreements with consultants which provided shares of common stock as compensation. The Company accounted for the agreements by computing the expense based upon the Company’s stock price at the agreement dates and amortizing the resulting expense over the terms of the agreements. The Company subsequently has concluded the measurement date for the expense is actually when the services are performed. Therefore, the expense should be calculated based upon the Company’s stock price when the related shares are earned. As a result the Company has restated its financial statements as of and for the three and six months ended June 30, 2010.  This change resulted in a reduction of current assets and stockholders (deficit) by $353,050 at June 30, 2010.  This change also reduced net loss by $132,799 and $132,800 for the three and six months ended June 30, 2010, respectively.  This change reduced the weighted average shares outstanding; however it had no effect net loss per share for the three and six months ended June 30, 2010.

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

For the six months ended June 30, 2010, net cash used in operating activities was $343,390 and included our $1,122,186 net loss for the six months ended June 30, 2010, adjusted for depreciation and amortization charges of $267,590, the common shares issued for services of $391,300, the stock option expense to employees of $117,319,interest added to note payable balances of $70,807 , interest added to notes receivable of $10,565, and changes in operating assets and liabilities offset by deferred income taxes of $129,839. Net cash used in operating activities was $86,091 and included our $815,717 net loss for the six months ended June 30, 2009, adjusted for depreciation and amortization charges of $384,656, the write off of previously capitalized deferred offering costs of $111,316, interest added to note payable balances of $39,241, and changes in operating assets and liabilities offset by deferred income taxes of $129,839.

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

Results of Operations
Comparison of the Three and Six Months ended June  30, 2010 and 2009

For the three months ended June 30, 2010, we had a net loss of $530,894 compared to a net loss of $310,480 for the corresponding prior year period.  For the six months ended June 30, 2010, we had a net loss of $1,122,186 compared to a net loss of $815,717 for the corresponding prior year period, primarily due to increased research and administrative expenditures in 2010 in the six months ended June 30, 2010.  Note also from our inception through March 15, 2008, we had no significant operations.

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

Our general and administrative expenses in the three and six month period ending June 30, 2010 increased from $147,698 in the second quarter 2009 to $319,762 in the second quarter 2010. The six month period also increased from $291,433 to $748,342 in 2010. The increase in administrative expense is primarily due to our Executive Chairman and CFO working for us on a part-time basis in 2009 and a full-time basis in 2010.  Additionally the Company engaged outside consultants to assist in strategy and marketing efforts during the three and six months periods ending June 30,2010, which were not expenses nor initiatives of the Company had need of during the three and six months periods in 2009.   Moreover, our increased dependency on outside consultants due to our reporting and legal costs has also increased our administrative expenses in the three and six months ending June 30, 2010 over the 2009 periods.

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