Form 10-Q
period 2010-09-30
Vivakor, Inc.
filed 2010-11-22
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 000-53535

Vivakor, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Technology Drive, Suite 165, Irvine, CA 92618

(Address of principal executive offices, including zip code)

(888) 648-8485

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

137,275,494 shares of Common Stock as of November 17, 2010

Table of Contents

VIVAKOR, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.”

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Vivakor, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$561	$187,646
Accounts receivable	41,234	-
Inventories	7,781	38,860
Deferred loan costs	6,500	-
Prepaid expenses and deposits	-	7,592
Total current assets	56,076	234,098

Investment in unconsolidated affiliate	307,915	307,915
Property and equipment, net	-	85,207
Patents, net	2,287,643	2,844,097

	$2,651,634	$3,471,317

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$191,886	$243,612
Accrued wages	730,077	828,018
Dividend payable related to investment	307,915	-
Deferred revenue	102,638	132,554
Loans and advances from related parties	19,097	347,572
Grant payable	166,789	159,487
Note payable	-	505,058
Convertible notes payable	107,316	-
Fair value of share conversion feature	114,615	-
Total current liabilities	1,740,333	2,216,301

Deferred revenue	122,228	199,207
Deferred income taxes	800,675	995,434
Total liabilities	2,663,236	3,410,942

Commitments

Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value; 242,500,000 shares
authorized; 101,379,996 shares in 2010
and 62,992,322 in 2009, issued and outstanding (4,459,000 held in escrow in 2010)	99,240	62,992
Additional paid-in capital	5,507,553	4,224,141
Notes receivable	(1,040,541)	(1,329,518)
Accumulated deficit	(4,998,879)	(3,420,661)
Total Vivakor, Inc. stockholders' equity	(432,627)	(463,046)
Noncontrolling interest	421,025	523,421
Total stockholders' equity	(11,602)	60,375

	$2,651,634	$3,471,317

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Vivakor, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$-	$10,148	$135,650	$30,435
License fees	25,660	-	76,979	-
Grant revenue	-	38,212	-	112,912
Total revenues	25,660	48,360	212,629	143,347

Cost of revenues	-	8,657	107,859	24,148
Gross profit	25,660	39,703	104,770	119,199
Operating expenses:
Research and development	198,203	288,267	714,393	870,838
Sales and marketing	1,029	55,542	2,859	56,033
General and administrative	366,077	332,076	1,114,419	623,509
Total operating expenses	565,309	675,885	1,831,671	1,550,380

Loss from operations	(539,649)	(636,182)	(1,726,901)	(1,431,181)
Abandoned offering costs	-	-	-	(111,316)
Loss on disposition of assets	(64,678)	-	(64,678)	-
Gain on settlement with officer	343,260	-	343,260	-
Interest income	4,510	-	15,160	-
Interest expense	(58,876)	(24,981)	(134,299)	(64,222)
Loss before income tax	(315,433)	(661,163)	(1,567,458)	(1,606,719)
Benefit for income taxes	(64,920)	(64,920)	(194,759)	(194,759)
Net loss	(250,513)	(596,243)	(1,372,699)	(1,411,960)
Less: Net loss attributable to the noncontrolling interest	(34,132)	(4,992)	(102,396)	(14,974)
Net loss attributable to Vivakor, Inc.	$(216,381)	$(591,251)	$(1,270,303)	$(1,396,986)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares - Basic and diluted	91,122,800	53,957,937	76,223,670	51,700,163

See accompanying notes

Vivakor, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities
Net loss	$(1,372,699)	$(1,411,960)
Depreciation and amortization	592,483	576,983
Loss on disposition of assets	64,678	-
Gain on settlement with officer	(343,260)	-
Write-off of previously capitalized deferred offering costs	-	111,316
Services received as payment on notes receivable	-	22,500
Common shares issued for services received	518,559	57,500
Stock option compensation expense	130,336	126,801
Gain on change in fair value of conversion liability	(26,164)	-
Interest added to notes payable	131,339	69,185
Interest added to notes receivable	(15,043)	(5,238)
Deferred income taxes	(194,759)	(194,759)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(41,234)	(5,084)
Inventory	31,079	(3,099)
Prepaid expenses	7,592	(10,145)
Accounts payable	17,124	45,617
Accrued wages	245,319	432,811
Deferred revenue	(106,895)	-
Loans and advances from related parties	17,960	40,232
Net cash used in operating activities	(343,585)	(147,340)

Investing activities- Payments received from notes receivable	11,000	755

Financing activities
Payments on note payable	-	(18,000)
Proceeds from sale of common stock	-	149,575
Proceeds from issuance of convertible notes	167,500	-
Payments of loan fees and offering costs	(22,000)	(61,360)
Net cash provided by financing activities	145,500	70,215

Net change in cash and cash equivalents	(187,085)	(76,370)
Cash and cash equivalents- beginning of period	187,646	145,669
Cash and cash equivalents- end of period	$561	$69,299

Noncash transactions:
Offset of accounts and notes payable with note receivable	$293,020	$-
Issuance of common shares upon conversion of notes payable	$36,627	$-
Issuance of common shares to settle notes payable	$510,839	$-
Issuance of common shares for reduction of related party loan	$108,849	$-
Issuance of common shares for reduction of advances payable	$-	50,000
Dividend payable related to investment	$307,915	$-
Issuance of common shares in exchange for notes receivable	$-	1,341,845
Issuance of common shares for reduction of note payable	$-	1,015,663

See accompanying notes.

Vivakor, Inc.

Notes to Condensed Consolidated Statements

(Unaudited)

1.     Organization and Basis of Presentation

Vivakor, Inc. (collectively “we,” “us,” “our,” “Vivakor” or the “Company”) is a Nevada corporation with offices in Pleasant Hill, Iowa and Irvine, California and is a trans-disciplinary biomedical company that is involved in the discovery, development and commercialization of a broad range of medical devices and pharmaceuticals to improve human health. The Company also performs contract research services and development in molecular biology and devices engineering.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since  inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and research and development activities.  During the first quarter of 2008, the Company commenced providing research services and, during the fourth quarter of 2008, the Company commenced a capital formation activity that was terminated in April 2009 with no cash proceeds being received by the Company.  On August 12, 2009 the Company commenced a second capital formation activity which, as of September 30, 2010 resulted in $319,714 in net cash proceeds received and $1,341,845 in notes receivable.  The notes originally matured in October 2009 and were extended to January 31, 2010.   As of September 30, 2010, the remaining note balances, including interest total $1,040,541 and they are continuing to accrue on a month-to-month basis. There is no assurance that the remaining amounts receivable under the notes will be collected by the Company when due.

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

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which is accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  All of the Regeneca shares held at December 31, 2009 were intended to be distributed to our shareholders of record on April 22, 2010. The Company is awaiting FINRA approval to complete the dividend distribution. An application has been filed with FINRA and the Company is awaiting approval for an expected record date of November 22, 2010 and an expected distribution date of December 2, 2010. The undistributed dividend is reflected as dividend payable at September 30, 2010. Management has determined that the effect of this dividend is not material to the overall financial statements and has not reflected this change in the Company’s financial statements on form 10Q for the quarter ended June 30, 2010.

Accounts receivables:

Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was zero at September 30, 2010 and December 31, 2009.

Inventories

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No provision was recorded at September 30, 2010 or December 31, 2009. At September 30, 2010 inventories consist of $1,955 in raw materials, $1,532 in work in process and $4,294 in finished goods. At December 31, 2009 inventories consist of $1,955 in raw materials, $34,582 in work in process and $2,323 in finished goods.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive.  For the three and nine months ended September 30, 2010 and 2009, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.     Loans and Advances From Related Parties and Other Related Party Transactions

Loans and advances from related parties consist of the following:

	September 30, 2010	December 31, 2009
Advances payable to stockholders/officers	$19,097	$239,757
Note payable to stockholder	-	107,815
	$19,097	$347,572

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

During the three and nine months ended September 30, 2010, all license fee and product sales revenues were from Regeneca International, Inc., a company that we entered into a license agreement with in December 2009. As part of the license agreement, we were issued approximately 15% of Regeneca’s outstanding shares and all of the shares we held in Regeneca were intended to be distributed to our shareholders in the form of a dividend on April 22, 2010. The Company is awaiting FINRA approval to complete the dividend distribution. An application has been filed with FINRA and the Company is awaiting approval for an expected record date of November 22, 2010 and an expected distribution date of December 2, 2010. The undistributed dividend is reflected as dividend payable at September 30, 2010. One of our officers at March 31, 2010 was also a stockholder of Regeneca. There were no revenues from related parties during the nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, the Company engaged a consultant, that is also a stockholder of the Company, to provide financial consulting and investor relations services. Total consulting fees incurred to this stockholder totaled $60,000 and $149,000 during the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company engaged another consultant that is a stockholder to provide certain administrative and investor relations services. Total fees incurred to this stockholder totaled zero and $11,150 during the three and nine months ended September 30, 2010.

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

5.     Convertible Notes Payable

On February 4, 2010, the Company entered into a $50,000 convertible promissory note.  The note bears interest at 8% per annum, matures on November 4, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $46,930.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the three and nine months ended September 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately$16,000 and $42,000, respectively.  During the three months ended September 30, 2010, the holder converted $22,500 in principal into 4,454,398 shares of common stock. Subsequent to September 30, 2010, the holder converted the remaining $27,500 in principal into 13,895,498 shares of common stock.

On March 29, 2010, the Company entered into a $60,000 convertible promissory note.  The note bears interest at 8% per annum, matures on December 26, 2010 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $56,339.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value). The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the three and nine months ended September 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $19,000 and $44,000, respectively.  The Company has reserved 3,154,980 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On April 27, 2010, the Company entered into a $30,000 convertible promissory note.  The note bears interest at 8% per annum, matures on January 28, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $28,170.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the three and nine months ended September 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $9,000 and $18,000, respectively.  The Company has reserved 1,989,390 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

On May 14, 2010, the Company entered into a $27,500 convertible promissory note.  The note bears interest at 8% per annum, matures on February 17, 2011 and, at the holder’s option, may be converted into shares of common stock.  The conversion price is generally equal to the lower of $0.03 or 58% of the average of the lowest three closing bid price on the Over-the-Counter Bulletin Board in the ten day trading period prior to the date of the notice of conversion.  This note also has anti-dilution provisions such that the conversion price may be reduced in the event the Company issues or sells shares at a price below the conversion price.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance was $25,813.  The share conversion liability is subject to recurring fair value adjustments each reporting period (See note 9 – Assets and Liabilities at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest in the statement of operations.  The note may not be prepaid without the holder’s consent and is subject to a prepayment penalty.   During the three and nine months ended September 30, 2010, total interest expense related to the accretion of the discount on the note payable was approximately $9,000 and $13,000, respectively.  The Company has reserved 2,750,000 shares of common stock to provide for the issuance of shares upon the full conversion of this note.

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

In April 2010, the company issued 300,000 common shares to each of two independent directors. The shares were valued at an aggregate of $54,000, which is being recognized as an expense on a straight-line basis over the 36 month vesting period.

In the second quarter 2010, the Company agreed to issue an aggregate of 4,835,000 shares, valued at $281,000, to various consultants for services performed and to be performed.

In May, 2010 the Company converted a $510,839 note payable into 12,770,975 common shares (Note 4).

In July, 2010, the Company entered into an agreement with a consultant whereby the consultant is to provide various business advisory services to the Company for a four-month period in exchange for 5,000,000 restricted shares of the Company’s common stock. The consultant is also entitled to other fees, generally based on 5% of any funds raised or merger consideration received as a result of the consultant’s efforts.

In September 2010, the Company entered into an agreement with a consultant whereby the consultant is to provide various business advisory services to the Company for a six-month period in exchange for 6,000,000 shares of the Company’s common stock. The stock was issued to the consultant shortly after the agreement was executed and, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the shares issued under the consulting agreement. The consultant is also entitled to other fees, generally based on 5% of any funds raised or merger consideration received as a result of the consultant’s efforts.

In September 2010, the Board of Directors approved the Vivakor 2010 Incentive Plan (the “2010 Plan”).  The 2010 Plan authorizes the issuance of up to 50,000,000 shares of common stock.  The 2010 Plan allows for the grant of tax-qualified incentive stock options, non-qualified stock options and restrictive stock and other stock-based awards to employees, directors and consultants of the Company.

In September, 2010, the Company issued 1,000,000 shares under the 2010 plan to a vendor in payment of a $60,000 account payable balance to the vendor.

In October, 2010, the Company entered into agreements with three consultants whereby the consultants are to provide various business advisory services to the Company, each for a four-month period, in exchange for an aggregate of 8,000,000 shares of the Company’s common stock under the 2010 Plan and 4,000,000 restricted shares of the Company’s common stock. The consultants are also entitled to other fees, generally based on 5% of any funds raised or merger consideration received as a result of the consultants’ efforts.

In October and November, 2010, the Company converted $27,500 in convertible note principal into 13,895,498 shares of common stock.

In November, 2010, the Company issued an aggregate of 10,000,000 shares of common stock to two investors for aggregate cash proceeds of $9,259.

7.    Income Taxes

The income tax benefit of $64,920 and $194,759 for the three and nine months ended September 30, 2010, respectively, and of $64,920 and $194,759 for the three and nine months ended September 30, 2009, respectively, relates to the amortization of acquired HealthAmerica patents.

As of September 30, 2010, net deferred tax assets were $968,000 with a related valuation allowance of $968,000. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. The Company has established the valuation allowance because it is more likely than not that all or a portion of the deferred tax assets will not be realized. Periodic adjustments will be made to the valuation allowance in future periods if there are changes in the evidence of realizability.

The deferred tax liability of $801,000 at September 30, 2010 and $995,434 at September 30, 2009 consists of the difference in book and tax carrying value of the acquired HealthAmerica patents.

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

In September 2010, the Board of Directors approved the Vivakor 2010 Incentive Plan (the “2010 Plan”).  The 2010 Plan authorizes the issuance of up to 50,000,000 shares of common stock.  The 2010 Plan allows for the grant of tax-qualified incentive stock options, non-qualified stock options and restrictive stock and other stock-based awards to employees, directors and consultants of the Company.

As discussed in Note 6, the Company issued 1,000,000 shares in September 2010 and an additional 8,000,000 shares subsequent to September 30, 2010 under the 2010 Plan.

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

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Fair Value Measurements at Reporting Date September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities - Share conversion feature	$-	$114,615	$114,615

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

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Conversion to Equity	Balance End of Period
Share conversion feature	$-	$157,252	$(26,164)	$16,473	$114,615

For the three and nine months ended September 30, 2010, total unrealized gains of $7,497 and $26,164 are included in earnings in the Statement of Operations in interest expense.

10. Disposition of Assets

During the third quarter of 2010 the Company announced that it relocated its executive offices to Irvine, California. The Company also moved its research offices to a new location in Iowa. In connection with the moves, the Company disposed of a majority of its fixed assets and recognized a loss on the disposition in the amount of $64,678.

In connection with the resignation of the Company’s former Chief Executive Officer (the “CEO”) in September 2010, the Company and the CEO entered into a settlement and release agreement whereby, among other things, the CEO forgave $343,260 in unpaid accrued compensation. In addition the Company and the CEO entered into an asset purchase agreement whereby the CEO purchased for $1.00, all proprietary rights in and title to the formula commonly known as VivaBlend, including related trade secrets, formulations, tradenames, copyrights and patents.

11.    Subsequent Events

As discussed in Note 6, the Company issued an aggregate of 35,895,498 shares of common stock subsequent to September 30, 2010 to various investors and consultants for cash, services and conversions of debt.

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

4.  Natural and Formulary Products.       To date, this division has developed two bioactive beverages in the nutraceutical/supplement space, VivaBlend and VivaBoost. VivaBlend is a highly concentrated extract of natural products rich in antioxidants and other phytochemicals. VivaBoost is a nutraceutical, bioactive beverage enriched with phytochemicals and antioxidants. In December 2009, Vivakor entered into an agreement with Regeneca International, Inc. giving Regeneca the exclusive rights to distribute VivaBoost in the direct-to-consumer market (VivaBoost is to be distributed by Regeneca its RegeneBlend product). Further work in this area will focus on the investigation, validation and adaptation of medical herbalism or botanical medicine into commercial products. In September 2010, all rights, title and interest in VivaBlend were sold to the Company’s former CEO.

Contract Research Services

We have also performed contract research and development. This includes contracts to perform several studies to investigate and validate topical product claims.

Research and Development

During the nine months ended September 30, 2010 and 2009, we incurred $714,393 and $870,838 in costs related to research and development activities, respectively. Included in these amounts is acquired patent cost amortization of $556,454 in both periods. Provided we are able to raise the necessary capital, we expect to continue ongoing research and development activities for the foreseeable future.

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

Employees

As of September 30, 2010, we had one employee, our Executive Chairman, who is also acting as the Chief Executive Officer and Chief Financial Officer. A number of consultants have been engaged to provide various business advisory and management services to assist the Executive Chairman in his responsibilities. We estimate that the successful implementation of our growth plan would require between six and ten additional employees. Our ability to add the needed employees is dependent on our ability to obtain the needed capital to support these employees and their efforts. We also plan to continue to retain and utilize the services of outside consultants as the need arises. None of our employees are represented by any collective bargaining unit.

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

We also plan to continue to offer contract research and development services in molecular biology, device engineering and other areas.  We commenced providing contract research and development services in the first quarter of 2008. During the first quarter 2009, we commenced sales of our VivaThermic vials and we commenced sales of VivaBlend in the second quarter of 2009. In December 2009, we entered into a license agreement with Regeneca International, Inc. (“Regeneca”) for VivaBoost whereby Regeneca obtained exclusive worldwide distribution rights in the direct-to-consumer market and has committed to purchase $5,000,000 of product over a thirty-six month period. In October, 2010, we entered into an exclusive worldwide license agreement with a new distributor for certain of our VivaThermic vials.

Going Concern

Our registered independent public accounting firm expressed substantial doubt as to our ability to continue as a going concern in its report on our annual financial statements for the years ended December 31, 2009 and 2008 based on the fact that we do not have adequate working capital to finance our day-to-day operations.  Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they come due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions or, if financing is available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we may be required to further scale down or perhaps even cease the operation of our business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Liquidity and Capital Resources

At September 30, 2010, we have $561 in cash and cash equivalents and our current liabilities consisted of $191,886 in accounts payable, $730,077 in accrued wages payable, $102,638 in deferred revenue, $19,097 in loans and advances payable to related parties, a $166,789 grant payable, and $114,615 and $107,316 of convertible notes payable and fair value of share conversion feature in convertible notes payable.  The $166,789 grant payable is to be repaid upon the occurrence of certain events, including the completion of an Initial Public Offering.

Cash and cash equivalents decreased to $561 at September 30, 2010 from $187,646 at December 31, 2009. The $187,085 decrease consists of cash used in operations of $343,585 offset by cash provided by financing activities of $145,500 and investing activities of $11,000.

For the nine months ended September 30, 2010, net cash used in operating activities was $343,585 and included our $1,372,699 net loss for the nine months ended September 30, 2010, adjusted for depreciation and amortization charges of $592,483, the loss of $64,678 from the disposition of assets, the gain on settlement with officer of $343,260, the common shares issued for services of $518,559, the stock option compensation expense of $130,336, interest added to note payable balances of $131,339 , gain on change in fair value of the conversion liability of $26,164, interest added to notes receivable of $15,043, and changes in operating assets and liabilities offset by deferred income taxes of $194,759. For the nine months ended September 30, 2009, net cash used in operating activities was $147,340 and included our $1,411,960 net loss for the nine months ended September 30, 2009, adjusted for depreciation and amortization charges of $576,983, the write off of previously capitalized deferred offering costs of $111,316, services received as payment on notes receivable of $22,500, common shares issued for services received of $57,500, stock compensation expense of $126,801, interest added to note payable balances of $69,185, interest added to notes receivable of $5,238 and changes in operating assets and liabilities offset by deferred income taxes of $194,759.

Net cash provided by investing activities was $11,000 and $755 during the nine months ending September 30, 2010 and 2009.

Net cash provided by financing activities was $145,500 during the nine months ended September 30, 2010 and consisted of $167,500 in gross proceeds from convertible notes, net of $22,000 in loan costs. During the nine months ended September 30, 2009, net cash provided by financing activities was $70,215 and consisted of $149,575 in proceeds from the sales of common stock, offset by $18,000 in payments on notes payable and $61,630 in loan fees and offering costs paid.

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

In August 2009, the Company commenced another capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 15,000,000 shares of newly issued common stock at an offering price of $0.23 per share for proceeds of up to $3,450,000.  The Registration Statement on Form S-1 was filed with the SEC on August 12, 2009 and declared effective on August 21, 2009.  As of September 30, 2010  the Company issued (i) 1,737,280 shares in exchange for $319,714 in net cash proceeds; (ii) 220,000 shares in exchange for consulting services valued at $50,600, which were expensed 2009; (iii) 190,000 shares in 2010 in exchange for  $37,760 in consulting services (some of which were performed and accrued in 2009);  (iv) 489,129 shares to an existing stockholder and a consultant for a $112,500 reduction in advances and accounts payable; (v) 4,415,927 shares to an existing creditor/stockholder in exchange for a $1,015,663 reduction the Company’s note payable to the creditor, and (vi) 5,834,109 shares in exchange for $1,341,845 in notes receivable from the two parties, one of which is an existing stockholder of the Company.

The 5,834,109 shares issued in exchange for notes receivable were issued pursuant to two stock purchase agreements for 3,185,000 shares each at a purchase price of $732,550 each.  The consideration received under the purchase agreements was a combination of cash, reduction of advances payable and the notes receivable.  The notes receivable both bear interest at 5% per annum and had 60 day terms that matured in October 2009.  The notes had an aggregate balance of $1,329,518 at December 31, 2009 and were extended to January 31, 2010.  As of September 30, 2010, the notes have a remaining balance of $1,040,541 after being offset with certain advances payable and are currently continuing on a month-to-month basis.  The shares issued under the notes have been issued and are being held in escrow and will be released by the escrow agent to the purchasers as payments are received.  As of September 30, 2009, an aggregate of 4,459,000 shares are held in escrow.

We do not have sufficient cash on hand to fund our administrative and other operating expenses or our proposed research and development and sales and marketing programs for the next twelve months.  During 2009 and 2010 we entered into distribution agreements with distributors in India, Japan and the USA for the sale of our cryovials and we commenced taking cryovial orders; we also entered into a license agreement for the distribution of VivaBoost.  However, until we have sufficient cash to prepare marketing materials and product samples and implement a sales and marketing plan, we do not expect significant revenues from product sales.  In order to meet our obligations as they come due and to fund the development and marketing of our or products, we will require significant new funding to pay for these expenses. We might do so through loans from current stockholders, public or private equity or debt offerings, grants or strategic arrangements with third parties.  There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We have no material commitments or contractual purchase obligations for the next twelve months other than an equipment lease that requires monthly payments of $112 through March 2012.

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

Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting.  At December 31, 2009, the Company held a noncontrolling interest in Regeneca International, Inc., a private company, which is accounted for using the cost method and is included in Investment in Unconsolidated Affiliate.  All of the Regeneca shares held at December 31, 2009 were intended to be distributed to our shareholders of record on April 22, 2010. The Company is awaiting FINRA approval to complete the dividend distribution. An application has been filed with FINRA and the Company is awaiting approval for an expected record date of November 22, 2010 and an expected distribution date of December 2, 2010. The undistributed dividend is reflected as dividend payable at September 30, 2010.

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of equipment, furniture, leasehold improvements and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the third quarter of 2010 the Company announced that it relocated its executive offices to Irvine, California. The Company also moved its research offices to a new location in Iowa. In connection with the moves, the Company disposed of a majority of its fixed assets and recognized a loss on the disposition in the amount of $64,678.

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

Results of Operations

Comparison of the Three and Nine Months ended September 30, 2010 and 2009

For the three months ended September 30, 2010, we had a net loss of $216,381 compared to a net loss of $591,251 for the corresponding prior year period.  The reduction in loss is primarily due to the reduction in research and development expenditures due to a lack of funding and due to the former Chief Executive Officer forgiving $343,260 in accrued compensation as part of his settlement agreement with the Company.  For the nine months ended September 30, 2010, we had a net loss of $1,270,303 compared to a net loss of $1,396,986 for the corresponding prior year period, primarily due to increased general and administrative expenditures and interest in 2010, offset by increased revenues, reduced research expenditures and the former Chief Executive Officer forgiving $343,260 in accrued compensation as part of his settlement agreement with the Company.

We commenced sales of our VivaBoost product in 2010, accordingly, for the nine month period ending September 30, product sales revenue increased to $135,650 in 2010 from $30,435 in 2009. For the three months ended September 30, product sales revenue decreased from $10,148 in 2009 to zero in 2010, primarily because the Vivaboost distributor was still in process of selling the initial order acquired earlier in 2010 and had not re-ordered during the 3 months ended September 30, 2010. We entered into a license agreement for VivaBoost in December 2009 and began recognizing license fee revenue in 2010, accordingly license fee revenue was $25,660 and $76,979 for the three and nine months ended September 30, 2010. In 2009, the National Institutes of Health - National Eye Institute awarded us a Phase I Small Business Innovation Research Award grant related to the development of our digital photorefractor and we recognized $38,212 and $112,912 in grant revenue during the three and nine months ended September 30, 2009, respectively. This grant was exhausted in 2009, resulting in zero grant revenues in 2010.

For the three and nine months ended September 30, 2010, cost of sales totaled zero and $107,859, respectively compared to $8,657 and $24,148, respectively for the three and nine months ended September 30, 2009. The changes are due to the change in both the volume and mix of revenues as noted above.

Our research and development expenses for the three-month periods ended September 30 decreased from $288,267 in 2009 to $198,203 in 2010 and for the nine month period ended September 30 decreased from $870,838 in 2009 to $714,393 in 2010. These decreases were primarily due to a decrease in payroll and related expenses due to a reduction of headcount in 2010.

Sales and marketing costs for the three-month periods ended September 30 decreased from $55,542 in 2009 to $1,029 in 2010 and for the nine month period ended September 30 decreased from $56,033 in 2009 to $2,859 in 2010 to a lack of funding available to execute a sales and marketing program. We will require additional funds in order to increase sales and marketing costs required to build awareness about us and our products.

Our general and administrative expenses for the three months ended September 30, increased from $332,076 in 2009 to $366,077 in 2010 and, for the nine month period ended September 30, increased from $623,509 in 2009 to $1,114,419 in 2010 due, in part to our Executive Chairman working for us on a part-time basis in 2009 and a full-time basis in 2010.  Additionally the Company engaged outside consultants to assist in strategy and marketing efforts during the three and nine months periods ending September 30,2010, which were not expenses nor initiatives of the Company had need of during the three and nine months periods in 2009.   Moreover, our increased dependency on outside consultants due to our reporting and legal requirements, has also increased our administrative expenses in the three and nine months ending September 30, 2010 over the 2009 periods.

During the second quarter 2009, we also expensed $111,316 in offering costs related to the terminated Registration Statement on Form S-1 that was originally filed on November 25, 2008. Similar costs were not incurred in 2010.

During the third quarter of 2010 the Company announced that it relocated its executive offices to Irvine, California. The Company also moved its research offices to a new location in Iowa. In connection with the moves, the Company disposed of a majority of its fixed assets and recognized a loss on the disposition in the amount of $64,678 during the three and nine months ended September 30, 2010.

In connection with the resignation of the Company’s former Chief Executive Officer (the “CEO”) in September 2010, the Company and the CEO entered into a settlement and release agreement whereby, among other things, the CEO forgave $343,260 in unpaid accrued compensation. In addition the Company and the CEO entered into an asset purchase agreement whereby the CEO purchased for $1.00, all proprietary rights in and title to the formula commonly known as VivaBlend, including related trade secrets, formulations, tradenames, copyrights and patents. Accordingly, the Company recognized a gain on settlement in the amount of 343,260 during the three and nine months ended September 30, 2010.

Interest expense for the three-month periods ended September 30 increased from $24,981 in 2009 to $58,876 in 2010 and for the nine month period ended September 30 increased from $64,222 in 2009 to $134,299 in 2010 primarily due to the accounting for the fair value of the conversion feature on the convertible notes payable, which have conversion terms favorable to the noteholder.

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

In July 2010, we issued 5,000,000 unregistered shares of common stock valued at $75,000 in exchange for services.

In October 2010, we issued 4,000,000 unregistered shares of common stock valued at $16,000 in exchange for services.

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

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Consulting Agreement- DJS Financial
10.2	Consulting Agreement- Blake Holden
10.3	Consulting Agreement- James C. Short
10.4	Consulting Agreement- Trent Skaggs
10.5	Stock Purchase - War Chest Multi-Strategy Fund LLC
10.6	Stock Purchase - Barclay Lyons LLC
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

November 22, 2010	By:	/s/ Matt Nicosia
Matt Nicosia
Executive Chairman and Chief Executive Officer
(Chief Accounting Officer)