Form 10-K
period 2021-12-31
Vivakor, Inc.
filed 2022-04-15
CIK 1450704

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the transition period from _________ to __________

Commission File Number: 001-41286

VIVAKOR, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4101 North Thanksgiving Way Lehi, UT	84043
(Address of principal executive office)	(Zip code)

433 Lawndale Drive South Salt Lake City, UT	84115
(Previous address of principal executive office)	(Previous zip code)

Registrant’s telephone number, including area code: (949) 281-2606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VIVK	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 6,121,984 voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $55,097,856 based on the closing price of $9.00 per share of the registrant’s common stock as quoted on the OTCPink marketplace on that date.

As of April 5, 2022, there were 15,038,619 shares of registrant's common stock outstanding.

Documents Incorporated by Reference: Amendment No. 11 to Registration Statement on Form S-1, filed with the SEC on February 11, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that present our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report on Form 10-K generally. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.

Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	changes in the market acceptance of our products and services;
•	increased levels of competition;
•	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
•	our relationships with our key customers;
•	adverse conditions in the industries in which our customers operate;
•	our ability to retain and attract senior management and other key employees;
•	our ability to quickly and effectively respond to new technological developments;
•	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and
•	other risks, including those described in the “Risk Factors” discussion of this Annual Report on Form 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

In this Annual Report on Form 10-K, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “Vivakor” refer to Vivakor, Inc., a Nevada corporation.

On February 14, 2022, we effected a 1-for-30 reverse split of our authorized and outstanding shares of preferred and common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State which was effective at the commencement of trading of our Common Stock. No fractional shares of the Company’s common stock will be issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share. Unless otherwise noted the share and per share information in this Annual Report on Form 10-K reflects the Reverse Stock Split.

Following the Reverse Stock Split, the Company has 41,666,667 shares of common stock authorized and 15,000,000 shares of preferred stock authorized. All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

ii

PART I

Item 1 - Business

Vivakor, Inc. is a socially responsible operator, acquirer and developer of clean energy technologies and environmental solutions, primarily focused on soil remediation. We specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and other hydrocarbon-based substances. Our patented process allows us to successfully recover the hydrocarbons which we believe could then be used to produce asphaltic cement and/or other petroleum-based products.

We are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. We plan to expand into other markets, both in Utah and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

Our current focus is on the clean-up of greater than 7% hydrocarbon contaminated soil located in Kuwait as a result of the Iraqi invasion, and naturally occurring oil sands deposits in Utah. We have deployed two RPC units to date including one unit to Kuwait (for which operations were temporarily suspended due to COVID-19) and another to Vernal, Utah (which is presently operating). We expect to deploy two additional RCPs to Vernal, Utah and believe that there may be an opportunity to deploy additional RPCs in Utah as well as to Kuwait and the Middle East.

Our Technologies

We own and/or license a number of technologies that allow us to effectively operate our remediation and recovery business along with other technologies that provide synergies with our core business. The description of these various technologies follows.

Hydrocarbon Extraction Technology

In 2015, we acquired and improved technology aimed at remediating contaminated soil and recovering usable hydrocarbons, which we refer to as RPCs. We presently have two US patents and pending foreign applications related to our RPCs. Our RPCs each have the potential to clean a minimum of 20 tons of contaminated material per hour, depending on the oil contamination percentage in the processed material. Each RPC has the capacity to extract on a 24-hour operation 500 tons or more of contaminated material per day. The amount of extracted hydrocarbon recovered depends on the extent to which the material is contaminated. For example, we estimate that for every 480 tons of contaminated material processed per day that contains at least 10% oil, we will recover approximately 250 barrels of extracted hydrocarbons. The above example has been calculated as follows: contaminated material that is 10% oil is comprised of 200 pounds of oil per ton; one gallon of oil weighs 8.44 pounds, resulting in 23.69 gallons of oil per ton of contaminated material (200/8.44); there are 42 gallons per barrel, resulting in 0.56 barrels of oil per ton of contaminated material (23.69/42); 20 tons of contaminated material can typically be processed per hour, resulting in 11.2 barrels of oil per hour (0.56*20); and operations continue 24 hours per day, resulting in 268.8 barrels per day (11.2*24).

We believe our RPCs are significantly more advanced than other oil remediation technologies or offerings presently available on the market. Our RPCs have successfully cleaned contaminated soil containing greater than 7% hydrocarbon content, while, to our knowledge, our competitors are limited to projects containing less than 5% hydrocarbon contamination. We believe our ability to clean soil with higher percentages of hydrocarbon contamination is a distinctive advantage that will allow us to operate on a global basis in any location that has suffered from oil spills or naturally occurring oil sands deposits. While our primary focus and mandate will be on the manufacture and deployment of our RPCs, we intend to continue to develop, acquire or license additional clean energy technologies and environmental solutions that will directly enhance and expand our current technologies and service offerings.

We have designed our RPCs to provide an environmentally friendly solution to the remediation of hydrocarbon-contaminated soil, as they do not utilize water. Our RPCs operate by loading contaminated soil onto a feeder and conveyor system that effectively delivers the material prepares the material into a fully contained, closed-loop system. Physical separation of the hydrocarbons from the contaminated soil does not utilize water or steam and is instead accomplished using a proprietary extraction fluid to dissolve the hydrocarbon components.

In the first stage of the process, hydrocarbon contaminated soil is mixed with our proprietary solvent which forms a slurry of sand, hydrocarbon and extraction fluid. This slurry moves from the mixing chamber into a separation chamber where the sand is separated from the hydrocarbon/extraction fluid mix by gravity. The soil is then dried and transported via a conveyer to a lined pit where extensive testing is performed to ensure the hydrocarbons have been properly removed. Meanwhile, the extracted hydrocarbon and solvent travels to a separate chamber where the hydrocarbons are separated from the extraction solvent. The solvent is then reclaimed.

The entire extraction process is completed in a series of sealed chambers. The reclaimed extraction fluid is then recycled back into the process, which ensures that no toxic chemicals are released into the soil or the environment. Upon completion of our remediation and separation process, the extracted hydrocarbons are placed into holding tanks to be picked up by our customers, while clean soil is returned to the environment.

Our RPCs are manufactured in Denver, Colorado. In the future, we expect to finance our RPCs through special purpose vehicles pursuant to 5-year sale/leaseback arrangements. In each instance, the special purpose vehicle will finance the RPC through third party investors, and we will act as the manager of such special purpose vehicle and we may hold an approximate 1% ownership interest. Management believes that utilizing this structure provides significant benefits to our shareholders, as these financings are less dilutive in nature.

Automation and Machine Learning

The RPC systems we build are automated and controlled by software enabling us to maximize efficiencies. We believe that these automations may ultimately allow us to operate the RPCs twenty-four hours a day, resulting in continuous feed capabilities that will allow us to manage our systems remotely world-wide. Each RPC unit is designed with a focus on automation to achieve our Key Performance Indicators (KPIs). We have deployed data analytics and machine learning, to enable operations to be predictive, reduce risk, improve safety, and reduce costs.

Metallic Separation Technology

In 2015, we obtained two metal extraction systems and a perpetual license to use the proprietary technology and machinery for extracting precious metals from sand-based ore materials for $7.6 million from Vivaventures Precious Metals, LLC (“VV Precious Metals”), pursuant to our loan outstanding to VV Precious Metals being extinguished. We also received a 75% ownership interest in the concentrated unrefined flakes of precious metals and rare earth minerals that had already been recovered from soils by VV Precious Metals through a royalty agreement. We divested our 39% interest in VV Precious Metals in July 2020. Such divestiture has had a de minimis impact on our business.

Our proprietary metallic separation technology uses a thermal vapor process to extract and process micro particles of precious metals and rare earth minerals, including gold, silver, platinum, palladium and rhodium from soils. After we complete our soil remediation services, we evaluate the post-remediated soil and, if we find that the soil contains more than 1% concentration of these metals, we process it through this technology to extract and concentrate these micro particles of precious metals and rare earth minerals into a concentrated, unrefined flake form.

If contracted to do so, our metal extraction systems allows us to provide precious metal extraction services on a service fee basis for customers. We also market and sell the precious metals we have extracted from our own contaminated soil. As we continue our efforts, we anticipate increased opportunities to monetize our precious metals end product.

Hydrocarbon Upgrading Technologies

We have acquired and/or licensed two separate technologies described below that will enable us to upgrade the hydrocarbons recovered from our remediation process. These processes have been proven in laboratory tests, but we have not yet performed this upgrading in a commercial setting.

On September 30, 2020, we entered into an Intellectual Property License Agreement (“BGreen License Agreement”)with BGreen, LLC (“BGreen”), pursuant to which we have been granted a worldwide, exclusive, non-transferable license to the intellectual property embodied in BGreen’s cavitation technology to develop, manufacture, have manufactured, use market, import, have imported, offer for sale and sell cavitation devices built from the licensed intellectual property. The BGreen License Agreement also grants us the first right of refusal to purchase all devices and all intellectual property associated with the cavitation technology. The BGreen License Agreement extends for the lifetime of the Intellectual Property. In 2021 we made an initial payment of $5,000 after delivery of the first simple cavitation device. The Company may use these devices in its own operations or it may sell them to third parties. Upon sale of a cavitation device to a third party we will be obligated to pay 50% of the net profits to the BGreen. Additionally, under the terms of the BGreen License Agreement, at such time as we successfully improve and manufacture a cavitation device with a processing rate equal to, or greater than, 30 barrels per hour, we will be required to issue 33,333 shares of our common stock to BGreen. Third party, independent testing conducted by the University of Utah has shown that this proprietary technology increases the API gravity of hydrocarbons by elongating the hydrocarbon chains without cutting or cracking these chains.

In addition, in 2017, we acquired from CSS Nanotech an exclusive right to use their nano-sponge technology for $2,416,572 in Series C Preferred Stock, which has since converted to common stock. The technology essentially serves as a micro-upgrader, transforming hydrocarbon product into a more useful product, such as petroleum or gasoline, as an addition to our hydrocarbon extraction technology. The inventor of this technology subsequently joined us as our Chief Scientific Officer. This patented technology allows for hydrocarbon material to be absorbed by a specialized sponge. Low energy microwaves are then introduced into the process and the sponge, which is made of a highly thermally conductive material, absorbs this energy causing an instant thermal effect, which essentially refines the crude by cutting or cracking the carbon chains. We intend to add this system to our process of upgrading the heavy crude recovered by our RPCs.

We believe that each of these technologies has the ability to upgrade the heavy crude that is recovered from our recovery and remediation process based on our needs and demand, and we intend to fully integrate these technologies into our process. For example, if there is a high demand for fuels we would process the extracted crude through the nano-sponge technology to refine and upgrade the product into diesel fuel. If the demand is instead for certain types of asphaltic cement, where the heavy crude is not refined but processed, we would utilize the CHU technology.

Market Opportunity

We believe that the market for remediating oil from both soil and water is significant. According to Grandview Research, the market for environmental clean-up of oil spills will reach $177 billion by 2025. We believe that a large portion of that market will originate from contamination of more than 7% hydrocarbon content and that our technology is currently the only one that can economically remediate these environmental disasters, while allowing for the capture and reuse of the crude.

In addition, we believe that the heavy crude that we have been recovering in Utah is ideal for producing asphaltic cement. The demand for asphaltic cement in the United States is presently estimated to be $93 billion this year according to Transparency Market Research. We provided our material to asphalt companies for testing to determine what modifications, if any, needed to be made to meet general asphalt specifications. We recently received notification that our asphaltic cement now meets the general classification of AC20 asphaltic cement and that it passed the specifications of several potential clients. We are expecting several orders in the near term and we believe that we will be able to offer our product at very competitive prices and in an environmentally friendly manner.

Revenue

We presently have two projects utilizing our first two manufactured RPCs - our project in Kuwait (which was temporarily suspended due to COVID-19) and our project in Vernal, Utah (which is currently operating).

In Kuwait, pursuant to an agreement with Al Dali International Co., a company organized under the laws of Kuwait (“DIC”), we will receive $50,000 for the successful remediation of the first 100 tons ($500 per ton) under its subcontractor services for the Kuwait Oil Company (“KOC”) Remediation Contract. In addition, we will receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. We have agreed with DIC to sell this sub-product and share the net profits equally (50% to the us and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate.

Our RPC situated in Vernal, Utah has the capacity to process 500 tons or more of naturally occurring oil sands deposits per day. We estimate that if the extracted material is composed of at least 10% oil, we will recover approximately 250 barrels of extracted hydrocarbons each day, which could then be sold for energy or converted to asphaltic cement and sold for use in roads at higher prices.

We provide precious metal extraction services on a service fee basis for customers. We also market and sell the precious metals we have extracted from our own soils. As we continue our efforts, we anticipate increased opportunities to monetize our precious metals end product.

Kuwait Project

The United Nations (UN) had allocated up to $14.7 billion for post-Iraq war reparations in order to clean up Kuwait. Kuwait suffered extensive contamination as a result of the 1991 Persian Gulf War. At the close of the Gulf War, Saddam Hussein ordered Kuwaiti oil wells to be blown up, resulting in the destruction of approximately 600 oil wells. The damage resulting from such fires, which burned for seven months, included a layer of hardened “tarcrete,” caused by the sand and gravel on the land's surface combining with oil and soot, forming over almost 5% of the country's area.

We were engaged by a subcontractor, DIC, which is approved by KOC for the Kuwait Environmental Remediation Program (“KERP”) project.

Our technology has been successful in reducing the amount of contaminated material in Kuwait from 20% hydrocarbon contamination to just 0.2% hydrocarbon contamination, based on third party independent testing performed by ALS Arabia in March 2020. We believe we possess the only technology that has been successful at remediating such highly contaminated soil (defined as anything above 20% hydrocarbon contamination), while also returning usable hydrocarbons.

The KERP project is anticipated to involve approximately 26 million cubic meters of contaminated oil sands requiring remediation. We expect that as much as 20% of the contaminated soil will contain more than 5% hydrocarbon contamination. Our agreement with DIC is for cleanup of a portion of the KERP project.

The oil recovered from these projects in Kuwait is considered a sovereign asset, so the ability to reclaim this asset also creates a social value for the country. In order to remediate all of the contaminated sand exhibiting greater than 7% contamination in the timeframe required by the UN, the Company anticipates obtaining further agreements through KOC to expand its service contract to deploy 10 RPC units to Kuwait over the next several years.

On December 14, 2021, we, together with our subsidiary, Vivaventures Energy Group, Inc., entered into a Services Agreement (the “Services Agreement”) with Al Dali International Co., a company organized under the laws of Kuwait (“DIC”). The Government of Kuwait and the United Nations, acting through the Kuwait Oil Company (“KOC”) has awarded to Enshaat Al Sayer rights to remediate contaminated soil under the Kuwait Remediation Program pursuant to the South Kuwait Excavation, Transportation and Remediation Project (“KOC Remediation Contract”). To fulfill its role, Enshaat Al Sayer has engaged the Company, through the Company’s agreement with DIC, to perform contaminated soil treatment for the KOC Remediation Contract using the Company’s patented technology for extracting hydrocarbons, through the Company’s Remediation Processing Center (“RPC”) plants. The Services Agreement is subject to DIC and Enshaat Al Sayer entering into a subcontractor agreement and the Company has received a notice letter from such parties, which confirms that such subcontractor agreement has been entered into and is in full force and effect. Such subcontractor agreement is subject to termination upon terms substantially similar to those set forth in the Services Agreement, specifically, providing for a 42-month term with termination upon (i) written consent of both parties; (ii) bankruptcy, dissolution or similar event; (iii) for material breach that is not cured within 60 days’ notice thereof (other than non-payment, which is not subject to a cure period); and (iv) non-approval of total optimized study including the bench scale study and pilot plant commissioning results by KOC.

Pursuant to the Services Agreement, the Company and DIC will work together in performing remediation treatment services as subcontractors to Enshaat Al Sayer for the KOC Remediation Contract. Under the Agreement, the Company will supply one pilot RPC plant already located in Kuwait, one 40-ton per hour RPC plant, and one technical expert to oversee the hydrocarbons contaminated soil treatment service operations pertaining to this contract.

The Company will receive $50,000 for the successful remediation of the first 100 tons ($500 per ton) under its subcontractor services for the KOC Remediation Contract. In addition, the Company will receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. The Company and DIC have agreed to sell this sub-product and share the net profits equally (50% to the Company and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate.

Pursuant to the Agreement, we will provide our pilot RPC plant (already in Kuwait) within two to four months after retrofitting, and we will provide a RPC plant within one year capable of processing 40 tons of soil per hour. We will bear the cost of the related manufacturing, deployment, break-down and spare parts of the RPCs. The RPC plant remediation services must reduce TPH contamination to less than 1%. DIC will provide all other costs for bonds, infrastructure, and operations of the plant.

Other International Projects

In addition to managing the projects in Kuwait, the UN is overseeing the funds allocated to the remediation and clean-up of the Ogoni Lands in Africa, which is estimated to contain millions of tons of both contaminated soil and water and has allocated significant funding for its cleanup. Taking into consideration this particular environmental disaster, plus other global oil contamination projects involving oversight by the UN, together with our successful testing on the UN-managed SEED Project in Kuwait and our recent agreement with DIC, we believe we will be a contender for significant additional contracts.

Vernal, Utah Project

The State of Utah has, according to the U.S. Geological Survey, approximately 14 billion barrels of measured oil in place with an additional estimated 23 to 28 billion barrels of oil contained in contaminated oil sands that are deposited near the ground surface. We believe that the crude from these oil sands can be turned into asphaltic cement for making roads, or upgraded for polymers or fuel. Vernal is the county seat, and largest city in Uintah County, located in northeastern Utah, approximately 175 miles east of Salt Lake City, and 20 miles west of the Colorado border. In June 2021, we entered into an agreement with the owner of such parcel of land that permitted us to continue to operate on the land on a month-to-month basis. In March 2022, we entered into a land lease with the land owner for a five year term, with an optional 5 year extension, allowing us to process up to 2,000 tons per day of oil sand material, with a guarantee by the land owner to deliver material with a minimum of 10% hydrocarbon by weight, which would produce up to 200 tons of asphalt cement product per day when processed through four of our patented RPCs.

The Vernal property contains approximately 100 million cubic yards of oil sand material available for processing. The property is located on approximately 600 acres. We believe that we could ultimately recover as much as 40 million barrels of oil from this property as a whole if we are able to economically scale our operations and obtain further land leases from the land owner. We believe, based on the number of estimated barrels of oil contained in oil sands deposits located on SITLA property, that if the State of Utah would allow us to process the oil sand material on these properties over the next thirty years that we would need as many as 100 RPCs to process the oil sands deposits owned by the State of Utah.

Material extracted from our Vernal, Utah project can be sold for energy or converted into asphaltic cement, which we believe is less affected by daily changes in oil prices. With our one RPC unit, assuming full utilization, we anticipate producing approximately 50 tons of asphaltic cement per day. We anticipate that we will be able to sell our asphaltic cement for, referencing present pricing, approximately $450 per ton.

Competitive Strengths and Growth Strategy

We are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. We plan to expand into other markets, both in Utah and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

Competitive Strengths

We believe the following strengths provide us with a distinct competitive advantage and will enable us to effectively compete on a global basis:

•	Proprietary patented technology;
•	Environmental advantages;
•	Strong relationships with customers and regulatory agencies; and
•	Experienced and highly-skilled management, Board of Directors and Advisory Board.

Proprietary Patented Technology

In total, we, together with our subsidiaries, have intellectual property that is in the form of both proprietary knowledge and patents. Our patent portfolio consists of four issued U.S. patents, one pending international patent application filed through the Paris Cooperation Treaty (PCT), and one pending patent application in Kuwait. In addition, we have licensed from our partners the right to use additional patented technologies.

We presently have two US patent and pending foreign applications related to our RPCs and two issued US patents related to our other remediation technologies.

We believe, based on direct and ongoing conversations with our customers and third-party independent test results, that our technology is the only commercially available technology that can not only clean soil that contains greater than 7% hydrocarbon, but also preserves the hydrocarbons extracted from such soil for future use. We believe that this provides us with a true competitive advantage.

Our main technology has been tested and validated for all of its claims by separate, independent expert firms both in the United States and the Middle East, whose reports confirm that we have reclamation technology, which has been tested and reviewed, that possesses the ability to clean soil with more than 7% hydrocarbon contamination and still leave the recovered hydrocarbons in a usable state.

Environmental Advantages

Among our key corporate objectives is to be at the forefront of social responsibility for its technological impact. We strive for all of our systems to ultimately become closed loop systems, to minimize adverse impacts on air quality and reduce the need for use of clean water. Our ability to turn waste into value is in line with this core objective. Our remediation projects in Kuwait are expected to reduce emissions from vaporization of the oil spilled in the soil. The ability to clean produced water from oil production can eliminate the need for evaporation ponds, improving air quality and saving on the use of clean water.

We believe our technology and service offerings will position us well to conduct our business in any geographical region in which soil or water has been contaminated by hydrocarbons.

Strong Relationships with Customers and Regulatory Agencies

We have developed close relationships with customers and government agencies, including SITLA and the KOC. We anticipate receiving access to additional oil sands deposits located in Utah from SITLA, based on our existing relationship with SITLA and our conversations with them. Indeed, our relationships have helped give rise to our December 2021 agreement with DIC in Kuwait, which will result in our having a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. We also anticipate receiving additional contracts from KOC to remediate contaminated properties in Kuwait, based on our existing relationship with KOC and conversations with them.

Experienced and Highly Skilled Management, Board of Directors and Advisory Board

Our management team has started and successfully grown numerous technology-based companies and has utilized this experience to develop a strategic vision for the Company. The implementation of this plan has resulted in the acquisition and in-house development of numerous technologies, which are currently in operation. We have demonstrated the effectiveness of our technologies in both Vernal, Utah and Kuwait, accomplishing the clean-up of contaminated areas while also recovering precious metals through our metallic separation technology.

Our Board of Directors is comprised of accomplished professionals who bring decades of experience to the Company. Our Board of Directors includes a director who has served as a member of the Executive Committee of one of the largest global accounting firms and has served on the Board of Directors of two multi-billion dollar publicly traded companies, a former director of technology investment banking at Goldman Sachs, a successful investor and entrepreneur who has founded and provided initial financing for numerous life science companies, several of which have grown to multi-billion dollar publicly traded companies, and the mayor of a city in Utah.

In addition, we have an Advisory Board comprised of former senior members of oil and gas companies, both in the United States and in the Middle East. Our Advisory Board is led by one member who is an accomplished business professional and a member of a royal family based in the Middle East and another member who is an experienced health and safety expert operating in the oil and gas industries.

We rely on our Board of Directors and Advisory Board to provide it both high level advice and guidance along with using their contacts to help open various markets. Additionally, the Advisory Board acts as a preliminary informal sounding board for the Board and management for these particular areas in which the Advisory Board members have expertise. We believe the combination of our management team, Board of Directors and Advisory Board provides us with a significant competitive advantage over our competitors due to their breadth of experiences and relationships.

Growth Strategies

We will strive to grow our business by pursuing the following strategies:

•	Expansion of our oil recovery projects in Utah;
•	Expansion of our remediation projects in Kuwait;
•	Expansion into new and complementary markets;
•	Increase of revenue via new service and product offerings;
•	Strategic acquisitions and licenses targeting complementary technologies; and
•	Redeployment of the metallic separation technologies.

Expansion of our Oil Recovery Projects in Utah

The State of Utah has, according to the U.S. Geological Survey, approximately 14 billion barrels of measured oil in place with an additional estimated 23 to 28 billion barrels of oil contained in contaminated oil sands that are deposited near the ground surface. The majority of these oil sands deposits are located on land owned by SITLA. While our current project in Vernal, Utah is not located on SITLA land and we do not yet have a definitive agreement, SITLA has expressed an interest in providing us leased access to these lands in exchange for a royalty to be paid by us in an amount equal to 8% of all revenue generated from any hydrocarbon-based products produced by us from hydrocarbons extracted from these lands. All royalty payments to SITLA would result in direct funding to the State’s school system. We will seek to acquire additional properties and mineral rights in the vicinity of Vernal, Utah from individual land owners and the State of Utah.

Expansion of our Remediation Projects in Kuwait

Our RPC technology was successfully used in our initial project for KOC in Kuwait, where we removed hydrocarbons from soil with more than 7% contamination and, following the process, the hydrocarbon contamination level of the soil was reduced to less than 0.5%, which was lower than the level needed to meet the project specifications. There is still approximately 26 million cubic meters of soil contaminated by oil from the Iraqi invasion of Kuwait. Pursuant to our recent agreement with DIC, we will receive $50,000 for the successful remediation of the first 100 tons ($500 per ton) under its subcontractor services for the KOC Remediation Contract. In addition, we will receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. We have agreed with DIC to sell this sub-product and share the net profits equally (50% to us and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. Other technologies may also be used for the less contaminated soils.

Expansion into New and Complementary Markets

We intend to explore expansion opportunities on a global basis, including in places with extreme contamination such as the Ogoni Lands region of Nigeria, oil spill lakes located in Saudi Arabia and Turkmenistan, and naturally occurring oil sands deposits in Kazakhstan, where we believe our technology and service offerings may provide a distinct competitive advantage. We are currently in discussions with several groups for deploying our RPCs for remediation projects (primarily for oil spills, tank bottom sludge and drill cuttings) in Saudi Arabia, Qatar and Texas. Saudi Arabia has the objective to create a circular carbon economy that will ultimately have zero wasted hydrocarbons. Our technology is able to process tank bottom sludge, drill cuttings, and soils form hydrocarbon spills, returning the sand to less than 0.5% contamination while reclaiming the oil for waste energy use.

Increase of Revenue via New Service and Product Offerings

To date, we have focused on the remediation of soil contaminated by oil. We intend to target other hydrocarbon remediation businesses that focus on, among other things, the cleaning of tank bottom sludge, and the cleaning of the water used from drilling oil wells. Oil producers generally pay to dispose of sludge at the bottom of storage tanks and contaminated water produced from the drilling of oil wells. We believe that our technologies could be used to clean the contaminated water produced from drilling, while simultaneously recovering the heavy crude. We believe we will be able to offer these services at a cost that is very competitive with current methods and that our ability to recover the heavy crude for resale will give us a competitive advantage. We are currently in early stage discussions relating to some of these remediation projects.

Strategic Acquisitions and Licenses Targeting Complementary Technologies

We intend to seek out opportunities to acquire or license only specific technologies that are either complementary to our existing product offerings or that will allow us to expand into the environmental infrastructure markets. We recently entered into a worldwide, exclusive license agreement with TBT Group, Inc. to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways, which we believe could be embedded directly into the asphaltic cement we intend to produce from the hydrocarbons we extract, providing the basis for smart roads and infrastructure. We believe that these sensors, which are self-powered, could be used to provide information about traffic, road conditions and repair needs as well as allowing the roads to communicate directly with autonomous vehicles enabling these vehicles to sense the road in all weather conditions. By complementing the asphaltic cement we expect to produce with integrated sensors for automated vehicles, we believe that we will be able to offer a smart road.

Redeployment of the Metallic Separation Technology

Our licensed metallic separation technology has successfully recovered precious metals including, but not limited to, gold, palladium, platinum, rodium and silver. We intend to redeploy our metallic separation technology machines to standalone locations to process mine tailings and other soils.

Other Holdings

Historically, as part of our strategy to find and invest in technologies that might develop synergies with our existing businesses, we have invested in other companies and/or entities. Not all of our investments to date have developed into complementary technologies and/or businesses, but with our management’s assistance, many of them have still become successful and accretive to our Company’s value. Over time, we intend to divest our ownership of companies that are not synergistic with our business.

Scepter Holdings

In 2019, we received 800,000 shares of preferred stock in Scepter Holdings, Inc. (OTCMarkets: BRZL), a company that manages the sales and development of consumer-packaged goods, to release Scepter from a secured loan financing that encumbered its assets. In 2019 we entered into a Convertible Master Revolving Note with Scepter and over the course of approximately two years lent them $71,000, which accrued 7% interest per annum. In August 2021 we exercised our conversion rights in the note and converted the principal balance and all accrued interest in to 26,376,882 shares of common stock of Scepter, which represents holdings of 826,376,882 shares of Scepter (approximately 19% of Scepter’s outstanding stock) and a market value of approximately $3,553,241 as of April 5, 2022.

Odyssey Group International

In 2014, we acquired a minority interest in Odyssey Group International, Inc. (“Odyssey”) (OTCQB: ODYY), a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products applied to targeted segments of the health care industry. We also have provided a $750,000 secured loan to Odyssey, which they used to acquire a license to use and develop a new technology called CardioMap®, which is an advanced technology for early non-invasive testing for heart disease. During June 2020, we converted the outstanding secured loan into 809,578 shares of Odyssey common stock. We owned 3,309,578 shares of Odyssey common stock through December 2021 at which time we sold such 3,309,578 shares of Odyssey in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five-year term.

Future Products; Research and Acquisition

We intend to identify, develop or acquire, and bring to market products primarily in the Clean Tech sector with a primary focus on the petroleum, mining and minerals, and alternative energy industries, as well opportunities that may arise in the natural and formulary products industry. Our general approach is to select products or processes that are at or near commercial viability, or that we believe can be substantially developed for commercialization. We then negotiate agreements to either acquire or to provide secured loan financing to these companies to complete their development, testing and product launches in exchange for control of, or a significant ownership interest in, the products or companies.

History

The Company was originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The Company’s name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, the Company was converted to a Nevada corporation and changed its name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

We have the following direct and indirect wholly-owned active subsidiaries: VivaVentures Management Company, Inc., a Nevada corporation, VivaSphere, Inc., a Nevada corporation, VivaVentures Oil Sands, Inc., a Utah corporation, and RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with the Company. We also have an approximate 49% ownership interest in Vivakor Middle-East Limited Liability Company, a Qatar limited liability company.

Regulations Affecting our Business

Our business is subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for noncompliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on our mining claims, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

Failure to comply with applicable federal, state, local or foreign laws or regulations could subject our company to enforcement action, including product seizures, recalls, withdrawal of marketing clearances and civil and criminal penalties, any one or more of which could have a material adverse effect on our company’s businesses. We believe that our company is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes would not have a material adverse effect on our company.

Intellectual Property

We own four issued US patents and two pending international PCT patent application covering our propriety technology, specifically:

•	US Patent 7,282,167 for methods for producing nano-scale particles by vaporizing raw material and then cooling the vaporized raw material using a cooling gas, granted October 16, 2007 and expiring July 23, 2025;
•	US Patent 9,272,920 for methods for producing ammonia by mixing a first catalyst including a millimeter-sized, granular, ferrous material and a promoter and a second catalyst including discrete nano-sized ferrous catalyst particles that comprise a metallic core with an oxide shell and then reacting hydrogen and nitrogen in the presence of the mixture, granted March 1, 2016 and expiring November 7, 2028; and
•	US Patent 10,913,903 for SYSTEM AND METHOD FOR USING A FLASH EVAPORATOR TO SEPARATE BITUMEN AND HYDROCARBON CONDENSATE granted February 9, 2021 and expiring August 28, 2039;
•	US Patent 7,282,167 for US Patent 10,947,456 for SYSTEMS FOR THE EXTRACTION OF BITUMEN FROM OIL SAND MATERIAL granted on March 16, 2021 to expire on December 3, 2038;
•	Pending US Patent Series Nos. 16/177,210 and 16/554,158, International PCT Application No. PCT Application No. PCT/US2019/048587, and pending Kuwait application KW/P/2020/000111 relating to systems and processes for extracting bitumen from oil sands material which employ a centrifuge and a flash evaporator.

Employees

As of the date of this Annual Report on 10-K, we have 25 full-time or contracted employees, consisting of our CEO, CFO, and additional administrative and direct operations personnel. None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are satisfactory.

Properties

We do not own real property. We currently lease executive office space in Lehi, Utah, Las Vegas, Nevada, Houston, Texas, and Irvine, California. The Company also leases warehouses in Las Vegas, Nevada and Houston, Texas, and have paid to be on a land site in Vernal, UT. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

Legal Proceedings

From time to time, we may become involved in various legal actions that arise in the normal course of business. We are not currently involved in any material disputes and do not have any material litigation matters pending.

Item 1A - Risk Factors

Risks Related to Our Company

We are at an early operational stage, and our success is subject to the substantial risks inherent in the establishment of a new business venture.

Our business and operations are in an early stage and subject to all of the risks inherent with new business ventures. Our initial operations have been focused on the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and hydrocarbon-based substances. We intend to, but have not yet, completed the second stage of our operational strategy, selling the asphaltic cement and/or other petroleum-based products we are able to produce from the hydrocarbons we recover.

Our business and operations may not prove to be successful. We have deployed only two RPC units to date, including one unit to Kuwait (for which operations were temporarily suspended due to COVID-19) and another to Vernal, Utah (which is presently operating). We will need to scale our business beyond these two RPCs and demonstrate that our scaled-up recovery and remediation business can be profitable. Any future success that we may enjoy will depend on many factors, some of which may be beyond our control, and others which cannot be predicted at this time. Although we began operations in 2008 as a technology acquisition company primarily focused on medical technologies, we have been operating under our current business plan focused on soil remediation since 2011, and we have not yet proven to be profitable. We have not yet sold any substantial amount of products or services commercially and have not proven that our business model will allow us to identify and develop commercially feasible products or technologies.

We have historically suffered net losses, and we may not be able to sustain profitability.

We had an accumulated deficit of $35,731,359 as of December 31, 2021, and we expect to continue to incur significant development expenses in the foreseeable future related to the completion of the development and commercialization of our products. As a result, we are incurring operating and net losses, and it is possible that we may never be able to sustain the revenue levels necessary to achieve and sustain profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We rely upon a few, select key employees who are instrumental in our ability to conduct and grow our business. In the event any of those key employees would no longer be affiliated with the Company, it may have a material detrimental impact as to our ability to successfully operate our business.

Our future success will depend in large part on our ability to attract and retain high-quality management, operations, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. The loss of qualified executives and key employees, or our inability to attract, retain, and motivate high-quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.

We depend on the continued services of our key personnel, including Matthew Nicosia, our Chief Executive Officer, Tyler Nelson, our Chief Financial Officer, and Daniel Hashim, our Chief Scientific Officer. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

We may have difficulty raising additional capital, which could deprive us of necessary resources, and you may experience dilution or subordinate stockholder rights, preferences and privileges as a result of our financing efforts.

We expect to continue to devote significant capital resources to fund the continued development of our RPCs and related technologies. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt or equity financing or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technologies by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to obtain additional capital during 2022 through financing lease structures for our RPCs or other financing structures related to our RPCs. We also expect that our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months. Thereafter, unless we can achieve and sustain profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan.

Any future equity financing may involve substantial dilution to our then existing shareholders. Any future debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to us. If we are unsuccessful in raising additional capital or the terms of raising such capital are unacceptable, then we may have to modify our business plan and/or curtail our planned activities and other operations.

If we raise additional funds through government or other third-party funding, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue stream or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to shareholders: As of April 5, 2022, the maximum potential dilution is 664,560, and includes convertible notes payable convertible into approximately 14,560 shares of common stock, stock options granted to employees of 183,333 shares of common stock. Stock options granted to Board members or consultants of 466,667 shares of common stock were granted as of April 5, 2022.

The COVID-19 pandemic has had and may continue to have a negative impact on our business and operations.

Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic. We are closely monitoring the COVID-19 pandemic and the directives from federal and local authorities in the United States and in Kuwait affecting not only our workforce, but those of companies with whom we work.

Economic conditions in the current period of disruption and instability could adversely affect our ability to access the capital markets, in both the near and long term, and thus adversely affect our business and liquidity.

The current economic conditions related to the COVID-19 pandemic have had, and likely will continue to have for the foreseeable future a negative impact on the capital markets. Even if we are able to raise capital, it may not be at a price or on terms that are favorable to us. We cannot predict the occurrence of future disruptions or how long the current conditions may continue.

Failure to effectively manage our expected growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our expected growth could place a strain on our managerial, operational and financial resources. Further, if our subsidiaries’ businesses grow, then we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or any increase in the number of our strategic relationships, will increase the strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect on our financial condition, business prospects and operations and the value of an investment in our company.

We will need to achieve commercial acceptance of our products to continue to generate revenues and sustain profitability.

Our goal is to ultimately produce asphaltic cement and/or other petroleum-based products from the hydrocarbons we recover and sell these products to customers; however, we may not be able to successfully commercialize our products, and even if we do, we may not be able to do so on a timely basis. Superior competitive technologies may be introduced, or customer needs may change, which will diminish or extinguish the commercial uses for our applications. We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If the markets fail to accept our products, then we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and profitability will depend substantially on our ability to manufacture and deploy additional RPCs and produce asphaltic cement to the specifications required by each of our potential customers.

We have identified a material weakness in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

We have identified a material weakness in our internal controls related to the segregation of duties within our internal controls. We believe that we will have substantially resolved our previously identified material weakness in our internal controls as we continue to hire personnel to fulfill the duties related to the growth in our business. There can be no assurances that weakness in our internal controls will not occur in the future.

If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if and when required), we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business, and would have a material adverse effect on our business, financial condition and results of operations.

A major portion of our business is dependent on the oil industry, which is subject to numerous worldwide variables.

Our prospective customers are concentrated in the oil industry. As a result, we will be subject to the success of the oil industry, which is subject to substantial volatility based on numerous worldwide factors. A decline in the oil industry may have a material adverse effect on our business, financial condition, results of operations and cash flows. The oil and gas industry is competitive in all its phases. Competition in the oil and gas industry is intense. We will compete with other participants in the search for oil sand properties and in the marketing of oil and other hydrocarbon products. Our customers could include competitors such as oil and gas companies that have substantially greater financial resources, staff and facilities than those of our customers and lessees. Competitive factors in the distribution and marketing of oil and other hydrocarbon products include price and methods and reliability of delivery.

Within the oil remediation market, demand for our services will be limited to a specific customer base and highly correlated to the oil industry. The oil industry’s demand for equipment is affected by a number of factors including the volatile nature of the oil industry’s business, increased use of alternative types of energy and technological developments in the oil extraction process. A significant reduction in the target market’s demand for oil would reduce the demand for the equipment, which would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

Low oil prices may substantially impact our ability to generate revenues.

Low oil prices may negatively impact our ability to operate. The demand for our products and services depend, in part, on the price of oil and the margins oil producers receive on the sale of oil. Oil prices are volatile and can fluctuate widely based upon a number of factors beyond our control. Any decline in the prices of and demand for oil could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We require a variety of permits to operate our business. If we are not successful in obtaining and/or maintaining those permits it will adversely impact our operations.

Our business requires permits to operate. Our inability to obtain permits in a timely manner could result in substantial delays to our business. In addition, our customers may not receive permitting for our equipment’s specific use and we may be unable to adjust our equipment to meet our customer’s permitting needs. The issuance of permits is dependent on the applicable government agencies and is beyond our control and that of our customers. There can be no assurance that we and/or our customers will receive the permits necessary to operate, which could substantially and adversely affect our operations and financial condition.

We are required to pay permit and approval fees to operate in certain business segments and locations. If we are not able to pay those fees it would adversely impact our business.

We are required to pay various types of permit and approval fees to the applicable governmental and quasi-governmental agencies to operate our business. These fees are subject to change at the discretion of the various agencies. Our inability to pay these permit and approval fees could substantially and adversely affect our operations and financial condition.

We, and our customers and prospective customers, are subject to numerous governmental regulations, both domestically and internationally. In order to operate successfully we must be able comply with these regulations.

Current and future government laws, regulations and other legal requirements may increase the costs of doing business or restrict business operations. Laws, regulations and other legal requirements, such as those relating to the protection of the environment and natural resources, health, business and tax have an effect on our cost of operation or those of our customers. Such governmental regulation may result in delays, cause us to incur substantial compliance and other costs and prohibit or severely restrict our business or that of our customers, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Based on the nature of our business we currently depend and are likely to continue to depend on a limited number of customers for a significant portion of our revenues.

We currently have two customers in Utah and a single customer in Kuwait. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our customers do not enter into, extend or honor their contracts with us, our profitability could be adversely affected. Our ability to receive payment for production depends on the continued solvency and creditworthiness of our customers and prospective customers. If any of our customers’ creditworthiness suffers, we may bear an increased risk with respect to payment defaults. If customers refuse to accept our equipment or make payments for which they have a contractual obligation, our revenues could be adversely affected. In addition, if a substantial portion of our contracts are modified or terminated and we are unable to replace the contracts (or if new contracts are priced at lower levels), our results of operations will be adversely affected.

Our primary business is impacted by the oil industry and the manufacturing industry, which are subject to uncertain economic conditions.

The global economy is subject to fluctuation and it is unclear how stable the oil industry and the manufacturing industry will be in the future. As a result, there can be no assurance that the business will achieve anticipated cash flow levels. Further, recent world events evolving out of trade disputes, increased terrorist activities and political and military action, and the COVID-19 pandemic, among other events, have created an air of uncertainty concerning the stability of the global economy. Historically, such events have resulted in disturbances in financial markets, and it is impossible to determine the likelihood of future events. Any negative change in the general economic conditions in the United States and globally could adversely affect the financial condition and operating results of the business. We plan to expand our level of operations. Slower economic activity, concerns about inflation or deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the general economy and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, especially in the United States. Political and social turmoil related to international conflicts and terrorist acts may place further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, then our business, financial condition and results of operations could be materially and adversely affected.

We will continue to be subject to competition in our business.

Our oil remediation equipment utilizes specific technology to extract oil from sand. Oil producers are continually investigating alternative oil production technologies with a view to reduce production costs. In addition, industries that compete with the oil industry, such as the electric power industry, also continue to innovate and create products that compete with the oil industry. There can be no assurance that superior alternative technologies will emerge, which could reduce the demand for and price of our product and services.

The market for our products and services is highly competitive and is becoming more so, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

We carry insurance coverage against liabilities for personal injury, death and property damage, but there is no guarantee this coverage will be sufficient to cover us against all claims.

Although, we maintain insurance coverage against liability for personal injury, death and property damage. There can be no assurance that this insurance will be sufficient to cover any such liabilities. We may not be insured or fully insured against the losses or liabilities that could arise from a casualty in the business operations. In addition, there can be no assurance that particular risks that are currently insurable will continue to be insurable on an economical basis or that the current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may incur a significant liability.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patents, copyrights and trade secrets, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	Issued patents may not provide us with any competitive advantages;
•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. In addition, we may become subject to interference or opposition proceedings conducted in patent and trademark offices to determine the priority and patentability of inventions. The defense of intellectual property rights, including patent rights through lawsuits, interference or opposition proceedings, and other legal and administrative proceedings, would be costly and divert our technical and management personnel from their normal responsibilities. An adverse determination of any litigation or defense proceedings could put our pending patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this type of litigation, confidential information may be inadvertently disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. This disclosure could have a material adverse effect on our business and our financial results.

Our primary business operations rely on our ability to transport our equipment to different locations. Any impact on the cost, availability and reliability of transportation could adversely affect our business.

The availability and reliability of transportation and fluctuation in transportation costs could negatively impact the business. Transportation logistics play an important role in the sale of our products and services and in the oil industry generally. Delays and interruptions of transportation services because of accidents, failure to complete construction of infrastructure, infrastructure damage, lack of capacity, weather-related problems, governmental regulation, terrorism, strikes, lock-outs, third-party actions or other events could impair the operations of our customers and may also directly impair our ability to commence or complete production or services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The lands on which we conduct our business operations must be properly zoned for our services. If they aren’t then it could impact our business.

The lands on which we conduct our business operates must comply with applicable zoning regulations. Any unknown or future violations could limit or require us to cease operations.

Data security breaches are increasing worldwide. If we are the victim of such a breach it will materially impact our business.

We will collect and retain certain personal information provided by our employees and investors. We intend to implement certain protocols designed to protect the confidentiality of this information and periodically review and improve our security measures; however, these protocols may not prevent unauthorized access to this information. Technology and safeguards in this area are consistently changing and there is no assurance that we will be able to maintain sufficient protocols to protect confidential information. Any breach of our data security measures and disbursement of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business and financial performance.

We may indemnify our directors and officers against liability to us and holders of our securities, and such indemnification could increase our operating costs.

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

We may be subject to liability if our equipment does not perform as expected.

We may be exposed to liability in the event our equipment does not perform as expected. We intend to enter into contracts with customers, which will grant certain rights with respect to the condition and use of our products. Certain contractual and legal claims could arise in the event the equipment does not perform as expected and in the event of personal injury, death or property damage as a result of the use of our equipment. There can be no assurance that particular risks are insured or, if insured, will continue to be insurable on an economical basis or that current levels of coverage will continue to be available. We may be liable for any defects in the equipment or its products and services and uninsured or underinsured personal injury, death or property damage claims.

Our business depends on our ability to manufacture various pieces of equipment, many of which are quite large. Any disruption in our manufacturing ability will adversely affect our business and operations.

Our business involves manufacturing and plant operation risks of delay that may be outside of our control. Production or services may be delayed or prevented by factors such as adverse weather, strikes, energy shortages, shortages or increased costs of materials, inflation, environmental conditions, legal matters and other unknown contingencies. Our business also requires certain manufacturing apparatus to manufacture the equipment. If the manufacturing apparatus were to suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair such apparatus in a timely manner or at a reasonable cost, which would impact the our ability to stay in production or service. Any significant downtime of the equipment manufacturing could impair our ability to produce for or serve customers and materially and adversely affect our results of operations. In addition, changes in the equipment plans and specifications, delays due to compliance with governmental requirements or impositions of fees or other delays could increase production costs beyond those budgeted for the business. If any cost overruns exceed the funds budgeted for operations, the business would be negatively impacted.

Any accident at our manufacturing facilities could subject us to substantial liability.

The manufacturing and operation of the equipment involves hazards and risks which could disrupt operations, decrease production and increase costs. The occurrence of a significant accident or other event that is not fully insured could adversely affect our business, financial condition, results of operations and cash flows.

If critical components become unavailable or our suppliers delay their production of our key components, our business will be negatively impacted.

Our ability to get key components to build our equipment is crucial to our ability to manufacture our products. These components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

If we are successful in our growth, outsourcing the production of certain parts and components would be one way to reduce manufacturing costs. We plan to select these particular manufacturers based on their ability to consistently produce these products according to our requirements in an effort to obtain the best quality product at the most cost-effective price. However, the loss of all or any one of these suppliers or delays in obtaining shipments would have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all. If we get to that stage of growth, such loss of manufacturers could cause us to breach any contracts we have in place at that time and would likely cause us to lose sales.

Any shortage of skilled labor would have a detrimental impact on our ability to provide our products and services.

The manufacturing and operating of the equipment requires skilled laborers. In the event there is a shortage of labor, including skilled labor, it could have an adverse impact on our productivity and costs and our ability to expand production in the event there is an increase in demand for our product or services.

We rely on third party contractors for some of our operations. If we are unable to find quality contractors, it would severely impact our business.

We outsource certain aspects of our business to third party contractors. We are subject to the risks associated with such contractors’ ability to successfully provide the necessary services to meet the needs of our business. If the contractors are unable to adequately provide the contracted services, and we are unable to find alternative service providers in a timely manner, our ability to operate the business may be disrupted, which may adversely affect our business, financial condition, results of operations and cash flows.

Union activities could adversely impact our business.

While none of our employees are currently members of unions, we may become adversely effected by union activities. We are not subject to any collective bargaining or union agreement; however, it is possible that future employees may join or seek recognition to form a labor union or may be required to become a labor agreement signatory. If some or all of our employees become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages. If a work stoppage were to occur, it could interfere with the business operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we do not believe that we are, or will be, an investment company covered by the Investment Company Act of 1940, if we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to engage in strategic transactions.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Additionally, a company that is not and does hold itself out as being engaged primarily in the business of investing, reinvesting, owning, trading or holding certain types of securities may nevertheless be deemed an investment company under the Investment Company Act if more than 40% of such company’s assets are deemed to be “investment securities.”

We are not in the business of buying and selling securities of other companies. As our strategy had involved the Company investing in other companies, including Scepter Holdings and Odyssey Group International, it is possible that we could be deemed an investment company, although, given the nature and extent of our business operations, we do not believe that we are or will be subject us to the Investment Company Act. Our investments in Scepter Holdings and Odyssey Group International arose from loan agreements that were settled in the form of equity because cash was not available for the borrowers, and we have recently sold, in a private transaction, all of our shares of Odyssey Group International. The Company has not traded or sold any securities of other companies that it has acquired. For those LLCs for which the Company serves as manager, it has been disclosed in the business plan of these LLCs that their primary business is manufacturing heavy machinery or to provide the Company with cash to specifically manufacture or purchase heavy machinery in exchange for a royalty from the production of the heavy machinery. These entities do not engage in activities such as investing, reinvesting, owning, holding or trading “investment securities,” and neither the units of ownership for these entities, nor rights to royalties, have any market and are not traded, and such interests are accounted for at cost.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Presently, our “investment securities,” which include our holdings in Scepter Holdings, as well as certain entities described in our corporate structure, comprise approximately 7% of our total assets, which is below such 40% threshold. As our business continues to develop and production increases, the percentage of our total assets comprised of investment securities is expected to decline substantially; however, in the event that the percentage of our holdings in investment securities increases, we risk exceeding such 40% threshold and being deemed an investment company. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

We do not own real property. We currently lease executive office space in Salt Lake City, Utah, and Irvine, California. The Company also leases warehouses in Salt Lake City, UT and Las Vegas, Nevada, and have paid to be on a land site in Vernal, UT. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

Item 3 - Legal Proceedings

From time to time, we may become involved in various legal actions that arise in the normal course of business. We intend to defend vigorously against any future claims and litigation. We are not currently involved in any material disputes and do not have any material litigation matters pending.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “VIVK.”

Holders

As of April 5, 2022, there were 15,038,619 shares of Common Stock outstanding held by approximately 570 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There were no warrants issued nor outstanding as of April 5, 2022.

Dividends

To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2021 the Company did not have an equity compensation plan.

Recent Issuance of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act in the last fiscal year. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

2021

On January 13, 2021, the Company issued 33,667 shares of common stock at approximately $13.05 per share for $438,004 in services.

On January 28, 2021, the Company issued 3,333 shares of common stock for a $36,000 reduction of liabilities pursuant to conversion of a promissory note at approximately $10.80 per share.

On April 16, 2021, the Company issued 24,850 shares of common stock for a $217,800 reduction of liabilities pursuant to conversion of a promissory note at approximately $8.76 per share.

On April 22, 2021, the Company issued 16,667 shares of common stock for a $225,000 payment to purchase a license at approximately $13.50 per share.

On May 24, 2021, the Company issued 986 shares of common stock for a $11,000 reduction of liabilities pursuant to conversion of a promissory note at approximately $11,16 per share.

On August 5, 2021, the Company issued 19,841 shares of common stock for an approximate $110,002 reduction of liabilities pursuant to conversion of a promissory note at approximately $5.55 per share.

On December 6, 2021, the Company issued 10,784 shares of common stock for an approximate $82,500 reduction of liabilities pursuant to conversion of a promissory note at approximately $7.65 per share.

On December 15, 2021, the Company issued 8,818 shares of common stock for a $55,000 reduction of liabilities pursuant to conversion of a promissory note at approximately $6.24 per share.

From January 1, 2021 through December 31, 2021, the Company issued 218,333 shares of common stock for $1,301,500 for the conversion of 216,916 shares of Series B Preferred Stock, at an average price of approximately $6.00 per share.

From January 1, 2021 through December 31, 2021 the Company issued 473,578 shares of common stock for $3,550,176 for the conversion of 467,278 shares of Series B-1 Preferred Stock, at $7.50 per share.

From January 1, 2021 through December 31, 2021 the Company issued 260,703 shares of common stock for $4,615,927 for the conversion of 266,328 shares of Series C-1 Preferred Stock, at $17.70 per share.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on 10-K.

Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of clean energy technologies and environmental solutions, primarily focused on soil remediation. We specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and other hydrocarbon-based substances.

We are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. We plan to expand into other markets, both in Utah and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

Reclassifications

Certain reclassifications were made to prior years' amounts to conform to the 2021 presentation.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

COVID-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have in the long-term, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Revenue

For the years ended December 31, 2021 and 2020 we realized revenues of $1,088,428 and $1,457,781, respectively, representing a decrease of $369,353 or 25.34%. The decrease in revenue is primarily attributed to reopening of our Vernal site for quality control operations for the latter course of 2020 and 2021, thereby the Company diverted its resources to its primary business of manufacturing an operating RPCs for remediation and preparing our Vernal site for production. 99% of our revenues were realized from precious metal sales from our business plan of buying and selling precious metal commodities on the open market during the COVID-19 pandemic while our remediation operations were shut down or delayed. These precious metals having been acquired for immediate resale, with the Company acting as intermediary and never keeping an inventory of precious metals. We also realized revenues of $54,250 for the sale to a related party of our precious metal concentrate produced from our own precious metal extraction operations. We also received a payment of $6,000 pursuant to our Kuwait contract for remediation services as described above, and we sold $7,735 of extracted test material from our RPCII located in Utah.

Cost of Revenue

Our cost of revenues consisted primarily of costs associated with selling our precious metals on the open market and precious metal commodity broker fees.

For the years ended December 31, 2021 and 2020 costs of revenue were $1,050,676 and $1,356,378, respectively, representing a decrease of $305,702 or 22.54%. The decrease in the cost of revenue directly relates to costs associated with selling our precious metals on the open market and precious metal commodity broker fees. In 2021, the Company diverted its resources to its primary business of manufacturing an operating RPCs for remediation and preparing our Vernal site for production. The Company realized costs of revenue from precious metal sales from our business plan of buying and selling precious metal commodities on the open market while our remediation operations were shut down or delayed during the COVID-19 pandemic.

Gross Profit and Gross Margin

For the years ended December 31, 2021 and 2020 we realized gross profit of $37,752 and $101,403, respectively, representing a decrease of $63,651 or 62.77%. The gross profit decreased in proportion to the revenue and costs of revenue related to the purchase and sale of precious metals as described above.

Our gross margin will continue to be affected by a variety of factors that include the market prices of precious metals, the volume hydrocarbons produced by our RPC units, the number of RPC units placed into production, and our ability to raise capital to continue to fund our operations and RPC unit manufacturing.

Operating Expenses

Our operating expenses consist primarily of marketing, general and administrative expenses, bad debt expense, and amortization and depreciation expense. Marketing expenses include marketing fees of company representatives for marketing the business and is products and services as well as investor customer service. General and administrative expenses include professional services and legal fees associated with the costs for services in finance, accounting, administrative activities and the formation and compliance of a public company. Bad debt expense includes the expense associated with assets that management analyses and estimates may be uncollectible. Amortization and depreciation expense uses the useful life of the asset to calculate the amortization or depreciation expense in accordance with accounting principles generally accepted in the United States of America ("GAAP") and management’s judgment.

For the years ended December 31, 2021 and 2020, we realized operating expenses of $6,963,668 and $4,949,795, which represents an increase of $2,013,873, or 40.69%. Our operating expenses increased due to increased professional service expenses in regards to audit, tax, and legal expense in relation to our registration statement, its amendments, and in preparing for an underwritten public offering of our common stock, including our preparations for an uplist of our common stock to a senior stock exchange. We also organized and commenced operations of VWFI in the fourth quarter of 2020, which contributed to the approximately $1.4 million in professional service expense, and operations, for startup and management of that entity in 2021.

Loss from Operations

For the years ended December 31, 2021 and 2020, we realized a loss from operations of $6,925,916 and $4,848,392, which represents an increase of $2,077,524, or 42.85%. The increase in loss is attributed to the increase in operating expenses discussed above.

Interest income and expense

For the years ended December 31, 2021 and 2020, we realized interest income of $3,312 and $35,344, which represents a decrease of $32,032, or 90.63%. The decrease in interest income is mainly attributed to the conversion of the Odyssey note receivable in September 2020, when we converted $809,578 of our note receivable with Odyssey into 809,578 shares of Odyssey common stock pursuant to the terms of the note. In August 2021, we also converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note.

For the years ended December 31, 2021 and 2020, we realized interest expense of $501,598 and $86,162, which represents an increase of $415,436, or 482.16%. The increase in interest expense is mainly attributable to the Company entering into loans and notes payable to cover operating expenses during the COVID-19 pandemic throughout 2020 and 2021, and our commencement our VWFI $25,000,000 private placement offering to sell convertible promissory notes, which accrue interest at 12% per annum, and convert to VWFI LLC units after six months. The proceeds of the VWFI offering are used to manufacture RPCs. VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A, and commenced fundraising for RPC Series B. Approximately $487,000 in interest has accrued, which is made up of approximately $398,000 capitalized for the construction RPCs, and $89,000 of interest expense, all of which is related to the VWFI offering for the year ended December 31, 2021. Throughout 2020, the Company entered into loans and notes payable to cover operating expenses during the COVID-19 pandemic, which temporarily suspended our operations in Utah and continues to suspend our operations in Kuwait. Interest of approximately $179,000 and amortized loan discounts of approximately of $194,000 are attributed to these loans for the year ended December 31, 2021.

Unrealized gain (loss) on marketable securities

For the years ended December 31, 2021 and 2020, the company reported an unrealized loss of $1,094,054, and an unrealized gain $2,614,338 on marketable securities, which represents a decrease of $3,708,392, or 141.85%. Our marketable securities in Odyssey Group International, Inc. (Ticker: ODYY, OTC Markets) and Scepter Holdings, Inc. (Ticker: BRZL, OTC Markets) were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains as noted above. The increase is also attributed to the fact that our marketable securities holdings in Scepter Holdings, Inc. were accounted for under the equity method of accounting until the fourth quarter of 2020 when the Company was diluted to an approximate 19% holding of Scepter on a diluted basis, and thereby these securities were accounted for at a fair value based on the quoted prices in the active markets, which resulted in the Company recording an unrealized loss on marketable securities of $1,297,594 and an unrealized gain of $2,670,536 for the years ended December 31, 2021 and 2020. In January 2020, the Odyssey securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets. For the years ended December 31, 2021 and 2020 we recorded an unrealized gain of $203,540 and an unrealized loss of $56,198 on these marketable securities for the years ended December 31, 2020. In December 2021 we sold such shares of Odyssey in a private transaction for a purchase price of $860,491, reflecting the market price at that time.

Gain (loss) on conversion of note receivable

For the years ended December 31, 2021 and 2020, we recorded a gain of $87,044 and a loss of $121,428 on the conversion of notes receivable, which represents an increase of $208,472, or 171.68%. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. In June 2020 we converted $809,578 of our note receivable with Odyssey into 809,578 shares of Odyssey common stock pursuant to the terms of the note at $1.00 per share. On the date of the conversion, the Odyssey price per share on OTC Markets was $0.85 per share, which resulted in a $121,428 loss on the disposition of the note receivable.

Provision for income tax

The Company recorded an income tax benefit of $1,050,207 and a tax provision of $466,964 for the years ended December 31, 2021 and 2020, respectively. The Company’s effective tax rate for 2021 and 2020 was 16.48% and -21.96%, which was the result of the benefit of book losses offset by an additional valuation allowance on the net operating losses.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2021 and 2020 as presented below:

	December 31,
	2021	2020
Net cash used in operating activities	$(2,901,696)	$(1,753,655)
Net cash used in investing activities	(4,514,642)	(1,227,217)
Net cash provided by financing activities	8,511,153	2,774,873

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of December 31, 2021 and 2020, we had an accumulated deficit of approximately $36 million and $30.2 million.

As of December 31, 2021 and 2020, we had cash and cash equivalents of $1,493,719 and $398,904, with $199,952 and $89,500 attributed to variable interest entities, respectively.

To date we have financed our operations primarily through debt financing, private equity offerings and our working interest agreements, although on February 14, 2022, the Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. The Company's Common Stock began trading on the Nasdaq Capital Market under the symbol “VIVK”.

For the years ended December 31, 2021 and 2020, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $7,654,660 and $2,871,369, we recognized a $1,051,006 (decrease) $466,164 (increase) related to our provision for income taxes as described above, our depreciation and amortization of $1,462,492 and $1,562,662, and an increase in accounts payable of $38,127 and $517,931 related to the building of our second RPCs. For the years ended December 31, 2021 and 2020, we were also able to issue stock for services of $438,004 and $281,231, common stock options issued for services in relation to a consultant and the Board of Director of $1,585,000 and $555,000, and stock-based compensation employees of $446,112 and $146,114 in lieu of using cash. We also realized interest expense on loans and notes payable of $501,598 and $71,361 related to the Company entering into loans and notes payable to cover operating expenses during the COVID-19 pandemic, and our commencement our VWFI $25,000,000 private placement offering to sell convertible promissory notes, which accrue interest at 12% per annum, and convert to VWFI LLC units after six months. For the years ended December 31, 2021 and 2020 we also realized a $87,044 gain and $121,428 loss on conversions of notes receivable, and an unrealized loss of $1,094,054 and an unrealized gain of $2,614,338 on marketable securities as described above.

For the years ended December 31, 2021 and 2020, our net cash used in investing activities was mainly attributed to our purchase of equipment of $4,236,276 and $1,197,922 related to the manufacturing of our RPCs. The Company also paid $265,000 for an additional license technology for piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the year ended December 31, 2021 and 2020, we issued none and $624,907 noncontrolling units of RDM, and we also received proceeds of $8,033,407 and $944,673 related to the issuance of convertible bridge notes and other loans. For the nine months ended September 30, 2021, as included in the proceeds above, we obtained Paycheck Protection Program loans for $295,745 that may be forgiven under the CARES Act, if we can demonstrate that the proceeds from the loan were used for eligible expenses.

For the years ended December 31, 2021 and 2020, we issued none and $624,907 noncontrolling units of RDM, and we received proceeds of $9,135,984 and $2,231,796 related to the issuance of convertible bridge notes and other loans, including $8,825,000 in 2021 (of which $5,560,000 of this debt has converted to VWFI LLC units) of convertible notes issued in relation to our VWFI $25,000,000 private placement offering to sell convertible promissory notes, which accrue interest at 12% per annum, and convert to VWFI LLC units after six months. For the year ended December 31, 2021 and 2020, as included in the proceeds above, we obtained Paycheck Protection Program loans for $295,745 and $295,745 that may be forgiven under the CARES Act, if we can demonstrate that the proceeds from the loan were used for eligible expenses. We also obtained a loan from the Small Business Administration in the amount of $299,900 in May 2020, as included in the proceeds above.

Capitalized interest on construction in process was $1,614,697 and $1,025,852 for the year ended December 31, 2021 and 2020. There are no further existing firm obligations; however we anticipate further construction costs of approximately $1.6 million in connection with our construction in process of our RPC Series A & B expansions; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture for and add a Nanosponge to our current and future RPCs.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If we cannot raise capital through public or private debt financings, equity offerings, or other means, our ability to grow our business may be negatively affected. In such case, we may need to suspend machine construction or further acquisitions until market conditions improve.

Contractual Obligations

Our contractual obligations as of December 31, 2021 are for operating lease liabilities for office and warehouse space, which leases end in 2024. Operating lease obligations as of December 31, 2021 are as follows:

2022	$287,769
2023	299,466
2024	231,174
Total	$818,409

Interest Rate and Market Risk

Our financing arrangements are not subject to variable interest rates of the prime rate or LIBOR.

Inflation

Inflation generally will cause suppliers to increase their rates. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of revenue to increase, thereby lowering our return on investment and depressing our gross margins.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements included in this report, which have been prepared in accordance with GAAP. For further information on the critical accounting policies see Note 3 of the Notes to the Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, lease assets and liabilities, equity method investments, valuation of stock used to acquire assets, and derivatives.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A - Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer , as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of Chief Financial Officer, a bookkeeper and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the reasons discussed above.

Item 9B - Other Information

None.

Item 9C. - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and significant employees.

Name	Age	Position(s)
Matthew Nicosia	47	Chief Executive Officer (Principal Executive Officer) and Director
Tyler Nelson	41	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Dr. Daniel Hashim	38	Chief Scientific Officer
Al Ferrara	70	Director
Joseph Spence	47	Director
Matthew Balk	61	Director
Trent Staggs	47	Director

Executive Officers

Matthew Nicosia joined Vivakor as Chief Executive Officer and Chairman of the Board in 2011. Prior to joining the Company, Mr. Nicosia co-founded Dermacia Inc. in 1999, a dermatology product development Company. From December 2012 through December 2015, concurrent with his time serving as Chairman and Chief Executive Officer of Vivakor, Mr. Nicosia served as the interim Chief Executive Officer of Vivaceuticals, d/b/a Regeneca Worldwide. In February 2019, Mr. Nicosia joined Ridepair Inc., a software development company focused on the transportation market, as Chairman of the Board. Mr. Nicosia joined the Board of Directors of NarcX Solutions Inc., a developer of onsite drug destruction technologies in June 2019. During 2018, Mr. Nicosia co-founded and has since served as co-Chairman of the Board of Prosperity Utah, a non-profit economic think tank focused on the State of Utah. From April 2018 until March 2021, Mr. Nicosia has served on the Board of Directors of CannapharmaRx Inc., a public company which trades on the OTC Markets. Mr. Nicosia received his Bachelor of Arts degree from Brigham Young University and a MBA from Pepperdine University. Mr. Nicosia is qualified to serve on our Board of Directors based on his in depth knowledge of the Company as Chief Executive Officer and because of his extensive experience with thermal vaporization technologies, business development in the Middle East and U.S. capital markets experience.

On November 16, 2015, the Consumer Protection Branch of the Department of Justice of the United States of America initiated an action, on behalf of the Food and Drug Administration, against Vivaceuticals, d/b/a Regeneca Worldwide, and Mr. Nicosia alleging various violations of the Federal Food, Drug, and Cosmetic Act in relation to the manufacturing, labeling and distribution of adulterated dietary supplements. The complaint sought a permanent injunction against Regeneca Worldwide for unlawfully distributing unapproved new drugs, and adulterated and misbranded dietary supplements. A consent decree of permanent injunction was filed on February 8, 2017. The consent decree prohibits Regeneca from marketing unapproved new drugs, and adulterated and misbranded dietary supplements. The consent decree also provides that before Regeneca can resume operations, it must, among other things, hire good manufacturing practice and labeling experts, implement procedures to comply with good manufacturing practice and labeling requirements and receive written permission from the FDA to resume operations, and Mr. Nicosia is required to notify the FDA and accept their inspections if he works in the pharmaceutical industry. Regeneca was also required to destroy all remaining products. Vivaceuticals sold its assets to Scepter Holdings, Inc. in 2018 and is no longer in operation.

Tyler Nelson joined Vivakor on a part-time basis as Chief Financial Officer in 2014 and has served as full-time Chief Financial Officer since September 2020. Mr. Nelson is a CPA who worked from 2006 to 2011 in Audit and Enterprise Risk Services at Deloitte LLP (USA) and later at Withum+Brown, PC. He worked with clients with assets of more than $100 billion and annual revenues of more than $15 billion, which are considered some of the most respected financial institutions in the world. In 2011, Mr. Nelson began working for LBL Professional Consulting, Inc. where he provided merger and acquisition, initial public offering, and interim chief financial officer services to clients. Mr. Nelson continues to sit on the Board of Directors and remains an officer of LBL Professional Consulting, Inc. Mr. Nelson earned a Master’s Degree in Accountancy from the University of Illinois- Urbana-Champaign, and a Bachelor’s Degree in Economics with a minor in Business Management from Brigham Young University.

Dr. Daniel Hashim joined Vivakor as Chief Scientific Officer in 2017. Dr. Hashim has extensive experience in the areas of nanoscience research, advanced materials synthesis, characterization, application, innovation and technological entrepreneurship. In addition to leading scientific efforts for Vivakor and its related companies, Dr. Hashim has served as the Founder, Chairman and CEO of CSS Nanotech, Inc. (“CSS”) since 2014. CSS is a nanomaterials research and development company that designs and commercializes useful structural nanomaterials that exhibit “safe-to-handle” nanofunctionality on a macro-scale, to include carbon filtration media, water purification, oil spill remediation, structural composite materials, electrode materials, petrochemical refining and thermal management systems. Mr. Hashim holds a Bachelor’s Degree in Materials Science Engineering from Rensselaer Polytechnic Institute, with a PhD from Rice University in the field of Materials Science and NanoEngineering.

Directors

Al Ferrara joined Vivakor as a director on September 21, 2020. Mr. Ferrara retired as the National Director of Retail & Consumer Products at BDO USA, LLP in 2016. Mr. Ferrara is a CPA, who worked at BDO USA, LLP in a variety of positions beginning in 1991, and was a member of its board of directors from 2003 to 2010. Mr. Ferrara served as the Northeast Regional Managing Partner at BDO USA, LLP from 2000 to 2003. Mr. Ferrara was also a director representative at Trenwith Capital, Inc. (now BDO Capital Advisors, LLC) from 2000 to 2015 and a member of the retail advisory board at Hilco Retail Consulting from 2013 to 2015. Mr. Ferrara was previously on the Board of Directors for Barnes & Noble, Inc., from August 2016 until the company was sold in August 2019, where he served on its audit committee and compensation committee, and in July 2019, he joined the Board of Directors of Steven Madden, Ltd., where he serves as Chairman of its audit committee and a member of its governance committee. Mr. Ferrara is qualified to serve on our Board of Directors because of his extensive experience in auditing public companies and serving as a director of large public companies.

Joseph Spence joined Vivakor as a director on September 21, 2020. Mr. Spence previously spent the past two years as an investor, advisor, executive and philanthropist specializing in catalyzing high tech and tech infused real estate to create smart, sustainable cities that work for everyone, with ASPIRE Center for Electrified Transportation, We Are Makers Social Impact Initiative and IconIQ Talks. Previously, from 2014 through 2018, he was an executive director at Goldman Sachs leading teams in the Technology, Media and Telecom; Real Estate, Gaming and Lodging; and Structured Finance sectors for the Americas and EMEA regions. From 2007 to 2014, he was an associate director at Standard & Poor’s covering approximately $144 billion in debt, and, from 2006 to 2007, he was an assistant treasurer at Bank of NY Mellon. He started his career as an engineer at the NASA Academy at Goddard Space Flight Center. Mr. Spence holds an MBA from Columbia University and BS in Electrical Engineering Howard University (Magna Cum Laude). Mr. Spence also holds a Master’s degree in Nano & Biotechnology from Harvard University. Mr. Spence is qualified to serve on our Board of Directors because of his extensive experience in raising capital and financing companies through all stages of growth.

Matthew Balk joined Vivakor as a director on September 21, 2020. Mr. Balk previously spent more than 25 years as an investment banker specializing in technology and biotechnology where he raised billions of dollars for both public and private companies and dozens of mergers and acquisitions. In 2011, he left investment banking to start his family office. He has since co-founded several companies including AzurX (Nasdaq: AZRX) and VerifyH20 and invested in a number of other technology companies. Mr. Balk also works as a consultant to a small number of companies in the areas of Biotech and technology in general. Mr. Balk received his MBA from New York University Stern School of Business. Mr. Balk is qualified to serve on our Board of Directors because of his extensive experience acting as an investment banker supporting large public companies.

Trent Staggs joined Vivakor as a director on September 21, 2020. Mr. Staggs brings a 20-year track record of developing and executing on business strategy, teams and relationships. Prior to advising the Vivakor team, he was on the corporate leadership team of Unicity International, Inc., a global direct sales company that operates in over 35 markets, providing strategic direction and leadership of global integrated systems, software and IT infrastructure. Mr. Staggs has also been directly responsible for financial transactions in excess of 2 billion dollars as a VP at Morgan Stanley and also running his own nationwide financial company. Mr. Staggs served as a consultant for RDM from January 2019 through March 2020, advising with respect to obtaining required permitting from State agencies and other regulatory matters. Mr. Staggs received his Bachelor of Arts degree from the University of Utah and received an MBA from the Marriott School of Management at Brigham Young University. Mr. Staggs is also the Mayor of Riverton, Utah and serves on many boards, providing needed political guidance and consultation to Vivakor and its related companies. Mr. Staggs is qualified to serve on our Board of Directors because of his extensive experience in capital markets and his understanding of Utah regulatory requirements.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Corporate Governance Overview

Board Composition and Director Independence

Our Board of Directors consists of five members. The directors are elected at each annual meeting to hold office until the next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in the Nasdaq rules.

In making the determination of whether a member of the board is independent, our board considers, in addition to Nasdaq rules, among other things, and transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that Al Ferrara, Joseph Spence, Matthew Balk and Trent Staggs are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has its own charter, which is available on our website at www.vivakor.com. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our Audit Committee is currently comprised of Al Ferrara, Matthew Balk and Trent Staggs, each of whom qualify as an independent director under applicable Nasdaq and SEC rules, and “financially literate” under applicable Nasdaq rules. Our board has determined that Al Ferrara, Matthew Balk and Trent Staggs each qualify as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Al Ferrara serves as chairman of the Audit Committee.

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of this committee include, but are not limited to:

•	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;
•	approving the fees to be paid to the independent registered public accounting firm;
•	helping to ensure the independence of the independent registered public accounting firm;
•	overseeing the integrity of our financial statements;
•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;
•	resolving any disagreements between management and the auditors regarding financial reporting;
•	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;
•	reviewing and approving all related-party transactions; and
•	overseeing compliance with legal and regulatory requirements.

The Audit Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Compensation Committee

Our Compensation Committee is currently comprised of Trent Staggs, Al Ferrara and Matthew Balk, each of whom qualify as an independent director under applicable Nasdaq rules. Trent Staggs serves as chairman of the Compensation Committee.

Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The responsibilities of this committee include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;
•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;
•	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or Board of Directors;
•	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;
•	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our Board of Directors as needed, and exercising all the authority of our Board of Directors with respect to the administration of such plans;
•	reviewing and recommending to our Board of Directors the compensation of independent directors, including incentive and equity-based compensation; and
•	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

The Compensation Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Compensation Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Trent Staggs, Matthew Balk and Al Ferrara, each of whom qualify as an independent director under applicable Nasdaq rules. Trent Staggs serves as chairman of the Nominating and Corporate Governance Committee.

The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board of Directors nominees for election as directors and persons to be elected to fill any vacancies on the Board of Directors, develop and recommend a set of corporate governance principles and oversee the performance of the Board of Directors.

The responsibilities of this committee include, but are not limited to:

•	recommending to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;
•	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;
•	overseeing the administration of the Company’s code of business conduct and ethics;
•	reviewing with the entire Board of Directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;
•	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
•	recommending to the Board of Directors on an annual basis the directors to be appointed to each committee of the Board of Directors;
•	overseeing an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively; and
•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Board Leadership Structure

Currently, Mr. Nicosia is our principal executive officer and chairman of the board.

Risk Oversight

Our Board will oversee a company-wide approach to risk management. Our Board will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our Board will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our Board.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.vivakor.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Item 11 - Executive Compensation

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our principal executive officer. No other executive officer received compensation greater than $100,000 in the last two fiscal years.

Name and Principal Position	Year	Salary	Total
Matthew Nicosia,	2021	$50,000	$50,000
Chief Executive Officer and Chairman	2020	$50,000	$50,000
Tyler Nelson	2021	$49,920	$49,920
Chief Financial Officer	2020	$11,520	$11,520

Employment Agreements

Matthew Nicosia

On September 24, 2020, we entered into an Employment Agreement with Matthew Nicosia to serve as our Chief Executive Officer. The agreement provides for an annual base salary of $50,000 (the “Nicosia Base Salary”). The Nicosia Base Salary will increase as follows: (i) upon the Company earning a total of at least $3,000,000 in Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) during any calendar year, the Nicosia Base Salary will increase to $100,000 for all calendar years thereafter until if and when further increased pursuant to this Section 4.1; and (ii) for every $1,500,000 increase in EBITDA earned by the Company during any calendar year, the Nicosia Base Salary will increase an additional $50,000 up to a maximum base salary of $350,000. Any increase to the Nicosia Base Salary will be effective the first pay period of the Company after the Company reaches a particular EBITDA amount is achieved that triggers the increase. For example purposes only and not by way of limitation: (i) if on October 31, 2021 the Company reaches $3,000,000 in EBITDA earned during the 2021 calendar year, the Nicosia Base Salary would increase to $100,000 commencing the Company’s first pay period after October 31, 2021; and (ii) if on November 15, 2022 the Company reaches $4,500,000 in EBITDA earned during the 2022 calendar year, the Nicosia Base Salary would increase to $150,000 commencing the Company’s first pay period after November 15, 2022.

The Employment Agreement has a term of three years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Nicosia, with three months advance written notice required. The agreement provides for incremental increases upon the Company’s achievement of specific performance metrics. The Employment Agreement granted a stock option to Mr. Nicosia to purchase up to 166,667 shares of the Company’s common stock at an exercise price equal to 110% of the fair market value of the Company’s common stock on the date of grant. The stock option will vest after five years of continuous employment, subject to acceleration if Mr. Nicosia is terminated without cause or resigns for good reason. The agreement also provides for an annual bonus of up to 100% of Mr. Nicosia’s then base salary based upon the achievement of certain performance goals established and approved by the Board of Directors; provided, that at any time Mr. Nicosia’s base salary is $200,000 or more, the Company will pay Mr. Nicosia a minimum annual bonus of $200,000 within ninety days after the end of each calendar year. The agreement entitles Mr. Nicosia to receive various employee benefits generally made available to other officers and senior managers of the Company.

Upon termination of Mr. Nicosia’s employment by Mr. Nicosia for good reason, by the Company without cause, by the Company because of disability, or upon the Company’s or Mr. Nicosia’s decision not to renew Mr. Nicosia’s employment in accordance with the automatic successive one-year extensions, the Company will pay or provide Mr. Nicosia (i) any unpaid base salary and any accrued vacation through the date of termination; (ii) amounts payable under any Company bonus plans in which Mr. Nicosia is eligible to participate as of the date of the termination of his employment on a pro-rated basis; (iii) for a period of 12 months, Mr. Nicosia’s then current monthly base salary multiplied by 2 (but not to exceed $150,000); (iv) outplacement services for Mr. Nicosia for a period of 12 months with an outplacement firm selected by Mr. Nicosia; (v) at Mr. Nicosia’s election to continue health insurance coverage under COBRA, Mr. Nicosia’s monthly premium until (a) the close of the severance period, as defined therein, (b) the expiration of Mr. Nicosia’s continuation of coverage under COBRA, or (c) the date when Mr. Nicosia becomes eligible for substantially equivalent health insurance coverage in connection with new employment; and (vi) the Company will amend each option agreement then in effect by and between the Company and Mr. Nicosia (a) to make 100% of the then unvested shares subject to each option agreement fully vested and fully exercisable, (b) to terminate any rights the Company may have to repurchase unvested shares and (c) to permit Mr. Nicosia to exercise the options provided by each option agreement for a period of ten (10) years following the termination of Mr. Nicosia’s employment. Upon the termination of Mr. Nicosia’s employment because of death, Mr. Nicosia’s estate will be entitled to receive (i) Mr. Nicosia’s then current base salary through the end of the month in which his death occurs, (ii) all accrued and unpaid compensation (including any accrued and unused vacation time) and earned but unpaid bonus payments. Upon the termination of Mr. Nicosia’s employment by the Company for cause or by Mr. Nicosia without good reason, the Company will pay Mr. Nicosia (i) a pro rata amount of Mr. Nicosia’s then current base salary through the date his employment is terminated and (ii) all unpaid bonuses and accrued and unpaid compensation (including any accrued and unused vacation).

Tyler Nelson

On September 24, 2020, we entered into an Employment Agreement with Tyler Nelson to serve as our Chief Financial Officer. The agreement provides for an annual salary of $50,000 (the “Nelson Base Salary”). The Nelson Base Salary is payable in equal installments and will be paid every two weeks. The Nelson Base Salary will increase as follows: (i) upon the Company earning a total of at least $3,000,000 in Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) during any calendar year, the Nelson Base Salary will increase to $100,000 for all calendar years thereafter until if and when further increased pursuant to this Section 4.1; and (ii) for every $1,500,000 increase in EBITDA earned by the Company during any calendar year, the Nelson Base Salary will increase an additional $50,000 up to a maximum base salary of $350,000. Any increase to the Nelson Base Salary will be effective the first pay period of the Company after the Company reaches a particular EBITDA amount is achieved that triggers the increase. For example purposes only and not by way of limitation: (i) if on October 31, 2021 the Company reaches $3,000,000 in EBITDA earned during the 2021 calendar year, the Nelson Base Salary would increase to $100,000 commencing the Company’s first pay period after October 31, 2021; and (ii) if on November 15, 2022 the Company reaches $4,500,000 in EBITDA earned during the 2022 calendar year, the Nelson Base Salary would increase to $150,000 commencing the Company’s first pay period after November 15, 2022.

The Employment Agreement has a term of three years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Nelson, with three months written notice required. The agreement provides for incremental increases upon the Company’s achievement of specific performance metrics. The agreement also provides for an annual bonus of up to 100% of Mr. Nelson’s then base salary upon the achievement of certain performance goals established and approved by the Board of Directors; provided, that at any time Mr. Nelson’s base salary is $200,000 or more, the Company will pay Mr. Nelson a minimum annual bonus of $200,000 within ninety days after the end of each calendar year. The agreement entitles Mr. Nelson to receive various employee benefits generally made available to other officers and senior managers of the Company.

Upon termination Mr. Nelson’s employment by Mr. Nelson for good reason, by the Company without cause, by the Company because of disability, or upon the Company’s or Mr. Nelson’s decision not to renew Mr. Nelson’s employment in accordance with the automatic successive one-year extensions, the Company will pay or provide Mr. Nelson (i) any unpaid base salary and any accrued vacation through the date of termination; (ii) amounts payable under any Company bonus plans in which Mr. Nelson is eligible to participate as of the date of the termination of his employment on a pro-rated basis; (iii) for a period of 12 months, Mr. Nelson’s then current monthly base salary multiplied by 2 (but not to exceed $150,000); (iv) outplacement services for Mr. Nelson for a period of 12 months with an outplacement firm selected by Mr. Nelson; and (v) at Mr. Nelson’s election to continue health insurance coverage under COBRA, Mr. Nelson’s monthly premium until (a) the close of the severance period, as defined therein, (b) the expiration of Mr. Nelson’s continuation of coverage under COBRA, or (c) the date when Mr. Nelson becomes eligible for substantially equivalent health insurance coverage in connection with new employment. Upon the termination of Mr. Nelson’s employment because of death, Mr. Nelson’s estate will be entitled to receive (i) Mr. Nelson’s then current base salary through the end of the month in which his death occurs, (ii) all accrued and unpaid compensation (including any accrued and unused vacation time) and earned but unpaid bonus payments. Upon the termination Mr. Nelson’s employment by the Company for cause or by Mr. Nelson without good reason, the Company will pay Mr. Nelson (i) a pro rata amount of Mr. Nelson’s then current base salary through the date his employment is terminated and (ii) all unpaid bonuses and accrued and unpaid compensations (including any accrued and unused vacation).

Stock Incentive Plan

Equity Incentive Plan

Our Board of directors approved a new equity incentive plan in February 2022, which authorizes the issuance of up to 2,000,000 shares of common stock through the grant of stock options (including incentive stock options qualifying under section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Outstanding Equity Awards at December 31, 2021

As of December 31, 2021 there were granted to Matthew Nicosia non-qualified options to purchase up to 166,667 shares of the Company’s common stock at an exercise price equal to 110% of the fair market value of the Company’s Common Stock on the date of grant. There are no other outstanding equity awards held by our executive officers.

As of December 31, 2021, the Company granted stock-based non-qualified compensation to employees, including a 16,667 share stock award, which vests at the end of four years and a 166,667 stock options that cliff vests at the end of five years. For the year ended December 31, 2021, stock-based compensation was $446,112. For the year ended December 31, 2020, stock-based compensation was $146,114.

For the year ended December 31, 2020, the Company also granted non-statutory stock options, including 133,333 stock options to members of the Board of Directors, which vest over one year, and a 333, 334 stock option to a consultant, which vests over four years. Non-statutory stock-based compensation was $1,585,000 for the year ended December 31, 2021. Non-statutory stock-based compensation was $555,000 for the year ended December 31, 2020.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The table below shows the compensation paid to our directors during the years ended December 31, 2021 and 2020. Matthew Nicosia was not compensated for acting as a director during fiscal year 2021 or 2020. Each of Al Ferrara, Trent Staggs, Matthew Balk and Joseph Spence were appointed to the Board of Directors after January 1, 2020.

Name	Year	Fees Earned or Paid in Cash	Stock Compensation	Total
Trent Staggs(1)	2021	$20,000	$–	$20,000
	2020	$3,333	$40,000	$43,333
Al Ferrara	2021	$20,000	$–	$20,000
	2020	$3,333	$40,000	$43,333
Joseph Spence	2021	$12,000	$–	$12,000
	2020	$3,333	$40,000	$43,333
Matthew Balk	2021	$20,000	$–	$20,000
	2020	$3,333	$40,000	$43,333

_________________

(1)	Trent Staggs also received $48,605 and $84,704 from the Company as payment for consulting services rendered in 2020.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information regarding our voting shares beneficially owned as of April 5, 2022 by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the particular class of voting stock, (ii) each executive officer, (iii) each director, and (iv) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants and/or other convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for each beneficial owner is exercised solely by the beneficial owner.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 5, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership of our common stock is based on an aggregate of 15,038,619 shares outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Vivakor, Inc., 4101 North Thanksgiving Way, Lehi, Utah 84043.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Matt Nicosia, Chief Executive Officer and Director (1)(2)	4,189,667	27.86%	66,667	100.00%
Tyler Nelson, Chief Financial Officer	–	*
Daniel Hashim, Chief Scientific Officer (3)	166,667	1.11%
Al Ferrara, Director	3,334	*
Trent Staggs, Director (4)	336,667	2.24%
Matthew Balk, Director	3,334	*
Joseph Spence, Director	3,334	*
All Officers and Directors as a group (seven persons)	4,703,003	31.27%	66,667	100%

5% Beneficial Stockholders
AKMN Irrevocable Trust (2)	4,189,405	27.86%	66,667	100%
Benchmark FBO E.F. Hutton(5)	1,600,000	10.64%
Everett Monroe (6)
Daniel O. Ritt Trust (7)
Peter D'Arruda (8)
Florence Reyes (9)
STRATA Trust Company, Custodian FBO: Bradley Yamada(10)

(continued)

Name and Address of Beneficial Owner	Value of Class B Units of VV RII Beneficially Owned	Percentage of VV RII Class B Units Beneficially Owned	Value of Units of VWFI Beneficially Owned	Percentage of VWFI Units Beneficially Owned
Matt Nicosia, Chief Executive Officer and Director (1)(2)	–	–	–	–
Tyler Nelson, Chief Financial Officer	–
Daniel Hashim, Chief Scientific Officer (3)	–	–	–	–
Al Ferrara, Director	–	–	–	–
Trent Staggs, Director (4)	–	–	–	–
Matthew Balk, Director	–	–	–	–
Joseph Spence, Director	–	–	–	–
All Officers and Directors as a group (seven persons)
–
5% Beneficial Stockholders	–
AKMN Irrevocable Trust (2)	–	–
Benchmark FBO E.F. Hutton (5)	–	–
Everett Monroe (6)	$90,000	7.88%	–	–
Daniel O. Ritt Trust (7)	$65,000	5.69%	–	–
Peter D'Arruda (8)	$60,000	5.25%	–	–
Florence Reyes (9)	–	–	$250,000	16.34%
STRATA Trust Company, Custodian FBO: Bradley Yamada (10)	–		$85,000	5.56%

______________________

*	Less than 1%
(1)	The address for these stockholders is: c/o Vivakor, Inc., 4101 North Thanksgiving Way, Lehi, Utah, 84043.
(2)	The shares of common stock beneficially owned by Matthew Nicosia includes 4,189,405 shares of common stock held by AKMN Irrevocable Trust and 262 shares of common stock held by Nicosia Family Trust. Matthew Nicosia is the trustee of the AKMN Irrevocable Trust, of which Jonathan Nicosia, Matthew Nicosia’s son, a minor, is the beneficiary. Does not include options to purchase 166,667 shares of common stock.
(3)	The 166,667 shares of common stock beneficially owned by Dr. Hashim are directly held by CSS Nanotech Ltd. Dr. Hashim is the Chief Executive Officer of CSS Nanotech Ltd.
(4)	The 336,667 shares of common stock beneficially owned by Trent Staggs are held by TABBS Irrevocable Trust. Trent Staggs is the trustee of TABBS Irrevocable Trust, of which Brennan Trent Staggs and Brecklyn Staggs, Trent Staggs’s children, are the beneficiaries.
(5)	Sustainable Fuels, Inc. is owned by Debbie Carpenter, who may be deemed the beneficial owner of these shares. The address for Sustainable Fuels, Inc. is 10124 Marchant Avenue Tustin, CA 92872.
(6)	Everett Monroe’s address is 5813 114th Street, Lubbock TX 79424.
(7)	Daniel O. Ritt Trust’s address is 168 Dover Pkwy, Stewart Manor, NY 11530.
(8)	Peter D’Arruda’s address is 124 Poppleford Place, Cary, NC 27518.
(9)	Florence Reyes’ address is 38 Pointe View Pl., South San Francisco, CA 94080.
(10)	Strata Trust Company’s address is 7901 Woodway Dr., Ste 200, Waco, TX, 76712.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our current policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which Tyler Nelson is a common officer, which remains in effect. For the years ended December 31, 2021 and 2020, we paid LBL $188,150 and $191,295, respectively, for serving us. On December 17, 2020 the Company granted non-statutory stock options to LBL to purchase 333,334 shares of common stock. The stock options vest over four years. The stock option is exercisable up to ten years from the grant date. Mr. Nelson is not the beneficiary of the Company and is not be permitted to participate in any discussion, including LBL’s board meetings, regarding any Company stock that LBL may own at any time.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2021 and 2020 the balance owed was $353,330 and $376,972, respectively.

In July 2020, the Company entered into an agreement with International Metals Exchange, LLC (“IME”), giving IME the option to purchase approximately 1,331 ounces of our precious metal concentrate for approximately $2,800,000. VVMCI, a wholly-owned subsidiary of Vivakor, Inc. owns all of the Class A Units of IME, which have sole voting power for all material matters except for removal of the manager, and VVMCI serves as a manager of IME. The option agreement expired on December 31, 2020. For the years ended December 31, 2021 and 2020, the Company has sold none and $54,250 of the precious metal concentrate.

On January 20, 2021, the Company entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. The Company paid$25,000 and 16,667 shares of restricted common stock upon signing and $225,000 as of April 5, 2022. When the licensor delivers to the Company data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, Company shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, Company will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, the Company will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if the Company fails to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. The Company shall share in the development costs of the sensor technology to the time of commercialization. Total costs attributed to the Company are estimated to be $125,000. From May, 2021 through March 3, 2022, the parties amended the license agreement to extend the terms of the first milestone to March 4, 2022, of which we paid $15,000 as consideration for the extensions and $225,000 to be paid on March 4, 2022.

Policy on Future Related-Party Transactions

All future transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct and Ethics and our Related-Party Transaction Policies and Procedures.

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2021 and December 31, 2020 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2021	2020
Audit Fees	$172,000	$132,000
Audit Related Fees	56,288	291,271
Tax Fees	10,500	9,250
Total	$238,788	$432,521

In the above table, Audit Fees are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Tax fees” are fees billed for professional services rendered for tax compliance, tax advice and tax planning. The audit fees include review of our interim financial statements and year-end audit.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

a)	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement	S-1/A	2/10/22	1.1
3.1	Amended and Restated Articles of Incorporation	S-1	11/10/20	3.1
3.2	Bylaws	S-1	11/10/20	3.2
3.3	Amendments to Amended and Restated Articles of Incorporation	S-1	11/10/20	3.3
3.4	Form of Certificate of Change	S-1/A	2/4/22	3.4
4.1	Description of Securities				X
4.2	Form of Representative Warrant	S-1/A	2/10/22	4.1
4.3	Form of Convertible Promissory Note (2013)	S-1/A	2/12/21	4.2
4.4	Payroll Protection Program Loan, with Chase Bank	S-1/A	2/12/21	4.4
4.5	Payroll Protection Program Loan, with Blue Ridge Bank	S-1/A	2/12/21	4.5
4.6	Small Business Association Loan	S-1/A	2/12/21	4.6
10.1	Amended Contribution Agreement between Sustainable Fuels Incorporated and Vivakor, Inc. dated as of June 15, 2016	S-1	11/10/20	10.1
10.2	Intellectual Property License Agreement by and between BGreen, LLC and Vivakor, Inc. dated as of September 30, 2020	S-1	11/10/20	10.4
10.3	Patent and Intellectual Property License Agreement by and between CSS Nanotech, Inc. and Vivakor, Inc. dated as of July 22, 2020	S-1	11/10/20	10.5
10.4	Employment Agreement by and between Vivakor, Inc. and Matthew Nicosia	S-1	11/10/20	10.6
10.5	Employment Agreement by and between Vivakor, Inc. and Tyler Nelson	S-1	11/10/20	10.7
10.6	Vivakor, Inc. 2021 Stock Incentive Plan	S-1/A	2/9/22	10.8
10.7	Intellectual Property Agreement by and between VivaVentures Precious Metals, LLC and Vivakor, Inc.	S-1/A	4/12/21	10.15
10.8	Form of Operating Agreement VV UTSI	S-1/A	4/12/21	10.16
10.9	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.17
10.10	Amendment No. 1 to Amended and Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.18
10.11	Operating Agreement VV RII	S-1/A	2/12/21	10.19
10.12	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures Royalty II	S-1/A	2/12/21	10.20
10.13	Articles of Association of Vivakor Company	S-1/A	2/12/21	10.21
10.14	Form of LLC Agreement of IMX	S-1/A	4/12/21	10.22
10.15	Form of LLC Agreement of RPC Design	S-1/A	4/12/21	10.23
10.16	Form of LLC Agreement of Viva Wealth	S-1/A	4/12/21	10.24
10.17	Form of LLC Agreement of VOF	S-1/A	4/12/21	10.25
10.18	Agreement Regarding Assets, entered into as of December 3, 2018	S-1/A	2/12/21	10.26

10.19	Amendment to Agreement	S-1/A	2/12/21	10.27
10.20	Amendment No. 3 to Novus Loan Agreement	S-1/A	4/12/21	10.30
10.21	Amendment No. 4 to Novus Loan Agreement				X
10.22	Amendment No. 5 to Novus Loan Agreement				X
10.23	Master Revolving Note made in favor of Triple T	S-1/A	4/12/21	10.29
10.24	Sensor Technology License Agreement	S-1/A	7/2/21	10.32
10.25	Amendment No. 1 to the Sensor Technology License Agreement	S-1/A	7/2/21	10.33
10.26	Amendment No. 2 to the Sensor Technology License Agreement				X
10.27	Amendment No. 3 to the Sensor Technology License Agreement				X
10.28	Amendment No. 4 to the Sensor Technology License Agreement				X
10.29	Services Agreement, entered into on December 14, 2021	8-K	12/20/21	10.1
10.308	Land Lease Agreement	8-K	3/15/22	10.1
21.1	List of Subsidiaries	S-1	11/10/20	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.

**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: April 15, 2022	By:	/s/ Matthew Nicosia
Matthew Nicosia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew Nicosia	Chief Executive Officer and Director	April 15, 2022
Matthew Nicosia	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer	April 15, 2022
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ Joseph Spence	Director	April 15, 2022
Joseph Spence

/s/ Matthew Balk	Director	April 15, 2022
Matthew Balk

/s/ Trent Staggs	Director	April 15, 2022
Trent Staggs

/s/ Al Ferrara	Director	April 15, 2022
Al Ferrara

VIVAKOR, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vivakor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vivakor, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Macias Gini & O’Connell LLP

Irvine, CA 92816

We have served as the Company's auditor since 2021.

Irvine, California

April 15, 2022

VIVAKOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,293,767	$309,404
Cash and cash equivalents attributed to variable interest entity	199,952	89,500
Accounts Receivable, less allowances of $33,000 and $33,000, respectively	845	7,735
Marketable securities	2,231,218	4,016,951
Inventories	192,000	525,744
Precious metal concentrate	1,166,709	1,166,709
Other assets	73,245	87,052
Total current assets	5,157,736	6,203,095

Other investments	4,000	4,000
Notes receivable	1,194,235	78,455
Property and equipment, net	24,293,157	18,152,699
Rights of use assets- operating leases	663,291	881,804
License agreement, net	2,370,835	2,013,810
Intellectual property, net	13,662,037	14,966,627
Total assets	$47,345,291	$42,300,490

LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,023,985	$1,350,808
Operating lease liabilities, current	287,769	276,699
Loans and notes payable, current	1,511,447	1,196,037
Loans and notes payable, current attributed to variable interest entity	3,416,379	735,000
Long-term debt, current	3,256	1,020
Total current liabilities	7,242,836	3,559,564

Operating lease liabilities, long term	434,109	618,696
Loans and notes payable, long term	1,185,970	914,661
Long-term debt	6,171,298	4,950,640
Deferred income tax liabilities	5,156,899	6,207,905
Total liabilities	20,191,112	16,251,466

Redeemable, convertible preferred stock, $.001 par value; 11,600,000 shares authorized;(1)
Series B- 12.5%, cumulative, none and 216,916 issued and outstanding as of December 31, 2021 and 2020(1)	–	1,301,500
Series B-1- none and 467,728 issued and outstanding as of December 31, 2021 and 2020(1)	–	3,507,981
Series C-1- none and 255,290 issued and outstanding as of December 31, 2021 and 2020(1)	–	4,550,977
Total temporary equity	–	9,360,458

Stockholders' equity:
Convertible, preferred stock, $.001 par value; 3,400,000 shares authorized;(1)
Series A- 66,667 issued and outstanding (1)	67	67
Common stock, $.001 par value; 41,666,667 shares authorized; 12,330,859 and 11,255,967 were issued and outstanding as of December 31, 2021 and 2020(1)	12,331	11,256
Additional paid-in capital	58,279,590	45,623,146
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(35,731,359)	(30,204,992)
Total Vivakor, Inc. stockholders' equity	22,540,629	15,409,477
Noncontrolling interest	4,613,550	1,279,089
Total stockholders' equity	27,154,179	16,688,566
Total liabilities and stockholders’ equity and temporary equity	$47,345,291	$42,300,490

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020

Revenues	$1,088,428	$1,457,781
Cost of revenues	1,050,676	1,356,378
Gross profit	37,752	101,403
Operating expenses:
Sales and marketing	849,107	567,290
General and administrative	4,652,069	2,806,238
Bad debt expense	–	13,645
Amortization and depreciation	1,462,492	1,562,622
Total operating expenses	6,963,668	4,949,795
Loss from operations	(6,925,916)	(4,848,392)
Other income:
Equity investment loss	–	(37,665)
Gain (loss) on disposition of asset	87,044	(121,428)
Unrealized gain (loss) on marketable securities	(1,094,054)	2,614,338
Interest income	3,312	35,344
Interest expense	(900,552)	(86,162)
Other income	125,299	39,560
Total other income (expense)	(1,778,951)	2,443,987
Loss before provision for income taxes	(8,704,867)	(2,404,405)
Benefit (provision) for income taxes	1,050,207	(466,964)
Consolidated net loss	(7,654,660)	(2,871,369)
Less: Net loss attributable to noncontrolling interests	(2,170,489)	(687,672)
Net loss attributable to Vivakor, Inc.	$(5,484,171)	$(2,183,697)

Net loss attributable to common shareholders	$(5,484,171)	$(2,183,697)
Dividend on preferred stock	42,196	172,795
	$(5,526,367)	$(2,356,492)

Basic and diluted net loss per share (1)	$(0.46)	$(0.23)

Basic weighted average common shares outstanding (1)	11,976,116	10,310,167

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)
December 31, 2019(1)	66,667	$67	9,511,465	$9,511	$25,071,709	$(20,000)	$(27,848,500)	1,341,854	$(1,445,359)
Common Stock issued for reduction in stock payable(1)	–	–	666,667	667	11,799,333	–	–	–	11,800,000
Common Stock issued for a reduction in liabilities(1)	–	–	9,164	9	135,984	–	–	–	135,993
Common Stock issued for cash(1)	–	–	7,600	8	41,020	–	–	–	41,028
Common Stock issued for services(1)	–	–	23,333	23	281,208	–	–	–	281,231
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	1,037,738	1,038	7,592,778	–	–	–	7,593,816
Stock options issued for services	–	–	–	–	555,000	–	–	–	555,000
Stock based compensation	–	–	–	–	146,114	–	–	–	146,114
Issuance of noncontrolling interest	–	–	–	–	–	–	–	624,907	624,907
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(172,795)	–	(172,795)
Net loss	–	–	–	–	–	–	(2,183,697)	(687,672)	(2,871,369)
December 31, 2020(1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	1,279,089	$16,688,566
Common Stock issued for services(1)	–	–	33,667	34	437,970	–	–	–	438,004
Common Stock issued for a reduction of liabilities(1)	–	–	68,611	68	495,731	–	–	–	495,799
Common Stock issued for the purchase of a license(1)			16,667	17	224,983	–	–	–	225,000
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	955,947	956	9,466,648	–	–	–	9,467,604
Stock options issued for services	–	–	–	–	1,585,000	–	–	–	1,585,000
Stock based compensation	–	–	–	–	446,112	–	–	–	446,112
Distributions paid by noncontrolling interest	–	–	–	–	–	–	–	(55,050)	(55,050)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	5,560,000	5,560,000
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(42,196)	–	(42,196)
Net income (loss)	–	–	–	–	–	–	(5,484,171)	(2,170,489)	(7,654,660)
December 31, 2021	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$4,613,550	$27,154,179

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Consolidated net loss	$(7,654,660)	$(2,871,369)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,462,492	1,562,622
Bad debt expense	–	13,645
Forgiveness of notes payable	(90,711)	–
Equity investment loss	–	37,665
Loss (gain) on disposition of asset	(87,044)	121,428
Common stock options issued for services	1,585,000	555,000
Common stock issued for services	438,004	281,231
Unrealized gain (loss) marketable securities	1,094,054	(2,614,338)
Deferred income taxes	(1,051,007)	466,164
Stock-based compensation	446,112	146,114
Changes in operating assets and liabilities:
Accounts receivable	6,890	(19,735)
Inventory	–	–
Other assets	13,807	(2,549)
Precious metal concentrate	–	16,519
Right of use assets	218,513	285,345
Operating lease liabilities	(218,513)	(285,345)
Accounts payable	38,128	517,931
Accrued interest on notes receivable	(3,313)	(35,344)
Accrued interest on notes payable	900,552	71,361
Net cash used in operating activities	(2,901,696)	(1,753,655)

INVESTING ACTIVITIES:
Issuance of notes receivable	–	(10,441)
Payment on costs of patents	(13,366)	(18,854)
Purchase of a technology license	(265,000)	–
Purchase of equipment	(4,236,276)	(1,197,922)
Net cash used in investing activities	(4,514,642)	(1,227,217)

FINANCING ACTIVITIES:
Payment of long-term debt	(7,735)	(116,535)
Proceeds from loans and notes payable	9,135,984	2,231,796
Proceeds from sale of common stock	–	41,028
Payment of notes payable	(562,046)	(6,323)
Distributions to noncontrolling interest	(55,050)	–
Issuance of noncontrolling interest	–	624,907
Net cash provided by financing activities	8,511,153	2,774,873

Net increase (decrease) in cash and cash equivalents	1,094,815	(205,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,904	604,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,493,719	$398,904

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	390,843	–
Income taxes	–	–

Noncash transactions:
Conversion of Series B, B-1, and C-1 Preferred Stock to Common Stock	$9,467,604	$7,593,816
Common stock issued for a reduction in liabilities	$495,799	$11,935,993
Conversion of note receivable to equity investment	$81,768	$809,578
Noncontrolling interest issued for a reduction in liabilities	$5,504,950	$–
Preferred stock Series C-1 issued for a reduction in liabilities	$64,950	$–
Common stock issued for the purchase of a license	$225,000	$–
Capitalized interest on construction in process	$1,215,743	$1,025,852
Dividend paid in Series B-1 Preferred Stock	$42,196	$172,795
Sale of marketable securities for note receivable	$860,491	$–
Accounts payable on purchase of equipment	$700,000	$–

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Vivakor, Inc. (collectively “we”, “us,” “our,” “Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of clean energy technologies and environmental solutions, which is currently focused on soil remediation in the United States and Kuwait, and we have corporate offices in Utah, California, and in Qatar. We specialize in the remediation of soil from properties contaminated by or laden with heavy crude oil and other substances. The Company was originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The Company’s name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, the Company was converted to a C-corporation and changed its name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

On December 18, 2020, our Board of Directors and stockholders holding a majority of our outstanding voting shares, authorized a reverse stock split of each of the outstanding shares of the Corporation’s common stock, $0.001 par value per share, as well as each of the outstanding shares of the Corporation’s preferred stock, at a ratio to be determined by the Board of within a range of a minimum of a one-for-twelve (1-for-12) to a maximum of one-for-forty (1-for-40) (the “Reverse Stock Split Ratio”), with the exact ratio to be set at a number within this range as determined by the Board in its sole discretion, with no change in par value. On February 14, 2022, we effected a 1-for-30 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State which was effective at the commencement of trading of our Common Stock. No fractional shares of the Company’s common stock will be issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share. All issued and outstanding common stock, preferred stock, and per share amounts in the consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions.

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2021, we had an accumulated deficit of approximately $35.7 million. As of December 31, 2021 we had cash of $1,493,719. To date we have financed our operations primarily through debt financing, private equity offerings and our working interest agreements. For the year ended December 31, 2021 and 2020, we issued none and $624,907 noncontrolling units of RPC Design and Manufacturing, LLC (“RDM”), respectively, made payments on our working interest agreement with RII of $7,735 and $116,535, respectively, and we also received proceeds of $9,135,984 and $2,231,796 related to the issuance of convertible bridge notes and other loans. For the years ended December 31, 2021 and 2020, as included in the proceeds above, we obtained two Paycheck Protection Program loans for $295,745 and $295,745 that may be forgiven under the CARES Act, if we can demonstrate that the proceeds from the loan were used for eligible expenses. We also obtained loans from the Small Business Administration in the amount of $299,900 in May 2020, as included in the proceeds above. In addition, for the years ended December 31, 2021 and 2020, the Company received debt financing of $8,090,000 and $735,000 through the operations of Viva Wealth Fund I, LLC, which debt converts into Viva Wealth Fund I units at the earlier of 6 months or the minimum raise of $6,250,000 to build a Remediation Processing Center (“RPC”) system. As of December 31, 2021, $5,560,000 of this debt financing has converted to noncontrolling units in Viva Wealth Fund I, LLC. We believe we have other liquid assets that may be used to assist in financing the operations of the Company if needed, including marketable securities in Scepter, which hold a fair value $2,231,218 as of December 31, 2021 and have been deposited for trading. Subsequent to December 31, 2021, the Company closed its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8 million, prior to deducting underwriting discounts, commissions, and other offering expenses. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through March 2023.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

All figures are in U.S. dollars unless indicated otherwise.

Principles of Consolidation

The consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Inactive entities have no value, assets or liabilities. Vivakor has the following wholly and majority-owned subsidiaries: Vivaventures Management Company, Inc., Vivaventures Energy Group, Inc. (99%), Vivaventures Oil Sands, Inc., Vivasphere, Inc.. Vivakor Middle East, LLC (49%, consolidated). The Company withdrew from VivaVentures Precious Metal, LLC (39%, equity method investment) in July 2020. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. Vivakor has common officers with and consolidates Viva Wealth Fund I, LLC.

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. For the years ended December 31, 2021 and 2020 the following entities are considered to be a VIE and are consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC (organized in 2020) and RPC Design and Manufacturing, LLC. For the years ended December 31, 2021 and 2020 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the years ended December 31, 2021 and 2020 the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $3,753,296 and $3,113,292 (where the primary asset represents a receivable from the Company), and liabilities of $12,608 and $41,894. Vivaventures Royalty II, LLC held assets of $2,648,810 and $2,117,066 (where the primary asset represents a receivable from the Company), and liabilities of $300. Vivaopportunity Fund LLC held assets of $2,119,961 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and no liabilities. International Metals Exchange, LLC held assets of $30,461 and $82,711 and liabilities of $1,900.

RPC Design and Manufacturing, LLC: The Company established RPC Design and Manufacturing, LLC (“RDM”) in December 2018 with a business purpose of manufacturing custom machinery and selling or leasing the manufactured equipment in long term contracts with financing or leasing activities to the Company. We own 100% of the voting rights in RDM. We, as the sole general partner of RDM, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of RDM and take certain actions necessary to maintain RDM in good standing without the consent of the limited partners. RDM has entered into a license agreement with the Company indicating that while RDM builds custom machinery incorporating the Company’s hydrocarbon extraction technology, RDM will pay the Company a license fee of $500,000 per Remediation Processing Center manufactured. RDM has been retained by VWFI to assist in being the plant manager and will manage and direct the manufacturing of the RPCs. RDM’s license fee is waived for RPC manufacturing for VWFI. Creditors of RDM have no recourse to the general credit of the Company. For the years ended December 31, 2021 and 2020, investors in RDM have a noncontrolling interest of $629,694 and $1,343,018, respectively As of December 31, 2021 and 2020, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of December 31, 2021 and 2020 this VIE has an outstanding note payable to the reporting entity in the amount of $354,566 and $335,208, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC: The Company assisted in designing and organizing Viva Wealth Fund I, LLC (“VWFI”) in November 2020, as a special purpose entity, for the purpose of manufacturing, leasing and selling custom equipment solely to the Company. The Company commenced co-managing VWFI with Wealth Space, LLC, an unaffiliated entity, but as of the date of this report Wealth Space, LLC is the sole manager. The Company has been retained by the manager and continues to have common officers with VWFI, including our CEO and CFO, who will assist in the day-to-day operations. VWFI has also retained the Company to act as its sole plant manager, and we will manage and direct all of the manufacturing, leasing and selling of custom equipment in behalf of VWFI to the Company. In November 2020, VWFI commenced a $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that will expand the Company’s second RPC. As of December 31, 2021 and 2020, the cash and cash equivalents of this VIE are restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and cannot be used to settle the obligations of the reporting entity. As of December 31, 2021 and 2020, the Company has cash attributed to variable interest entities of $199,952 and $89,500. As of December 31, 2021, VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B. In the event that VWFI does not raise at least $6,250,000 for these RPC Series by the offering termination date (which date has been extended until November 13, 2022), then the convertible notes and/or units would convert into Vivakor common stock where the minimum conversion price will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in the underwritten offering, which was closed on February 14, 2022 at $5.00 per share. As of March 21, 2022, VWFI has raised approximately $2,740,000 for RPC Series B. VWFI unit holders may also sell their units to the Company for their principal investment amount on the 3rd, 4th, and 5th anniversary of the offering termination date. The Company also has the option to purchase any LLC units where the members did not exercise their conversion option under the same terms and pricing for cash or common stock. VWFI has entered into a license agreement with the Company indicating that VWFI will pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology. All of the operations of VWFI relate to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controls VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company. Creditors of VWFI have no recourse to the general credit of the Company. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, and any unfunded capital expenditures, and the expense to the unit holders in conversion to common stock if series of equipment cannot be fully funded, which ultimately could be 100% of any custom machine. We are responsible for the decisions related to the expenditures of VWFI proceeds including budgeting, financing and dispatch of power surrounding the series of equipment. Based on all these facts, it was determined that we are the primary beneficiary of VWFI. Therefore, VWFI has been consolidated by the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. As of December 31, 2021 and 2020, the Company does not have any cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021 and 2020, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company annually evaluates the rating of the financial institutions in which it holds deposits. As of December 31, 2021 and 2020, the Company has cash attributed to variable interest entities of $199,952 and $89,500. The Company has $2,666 in Qatar National Bank, located in Doha Qatar.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. An allowance for doubtful accounts was considered necessary by management as of December 31, 2021 and 2020 in the amount of $33,000, respectively.

Investments

Consolidated net income includes the Company’s proportionate net income or loss of equity investments. The carrying value of the Company’s equity method investments is increased and decreased by the Company’s proportionate share of the net income or loss of the investee. The carrying value of our equity method investment is also decreased by dividends the Company receives from the investee. The Company did not have any equity method investments as of December 31, 2021. As of December 31, 2020 the equity method investments consisted of the following:

In 2019 the Company had an investment of $800,000 or 800,000,000 shares of common stock, or a diluted 23% equity holding in Scepter Holdings, Inc. (ticker: BRZL, OTC Markets) In the fourth quarter of 2020, the Company was diluted to a 19% equity holding in Scepter Holdings, Inc., and was no longer deemed to have significant influence and ceased to be an equity investment, and as the stock is traded on an active market, the Company has classified the investment as trading securities for the years ended December 31, 2021 and 2020 with the change in unrealized gains and losses on the investment included in the statement of operations (see Note 5). For the year ended December 31, 2020, the Company was attributed a loss on this equity investment in the amount of $37,665. There were no distributions to the Company in 2021 or 2020 from Scepter Holdings, Inc. As of December 31, 2020, the Company’s Chief Executive Officer has an immediate family member who sits on the board of directors of Scepter Holdings, Inc. The Company’s 826,376,882 shares of common stock of Scepter Holdings, Inc. have a market value of approximately $3,553,241 as of April 5, 2022 based on the quoted market price.

Investments in marketable securities consist of equity securities recorded at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We analyze our marketable securities in accordance with Accounting Standard Codification 321 (“ASC 321”). Valuations for marketable securities are based on quoted prices for identical assets in active markets.

As of December 31, 2019, the Company held a 39% interest in Vivaventures Precious Metals, LLC for which the fair value of this investment was none. In July 2020, the Company withdrew from this LLC.

As of December 31, 2021 and 2020, the Company owns 1,000 Class A LLC Units in each of the following entities, which are not consolidated: Vivaopportunity Fund LLC, Vivaventures UTSI, LLC, Vivaventures Royalty II, LLC, and International Metals Exchange, LLC. In aggregate these units amount to $4,000 as of December 31, 2021 and 2020. These Class A Units give the Company’s management control of the entities but lack the necessary economics criterion, where the Company lacks the obligation to absorb losses of these entities, as well as the right to receive benefits from the LLCs.

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires the allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument. The resulting discount to the debt instrument or the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the agreements or to dividends over the period to the earliest conversion date using the effective interest rate method, respectively.

Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for embedded conversion features and option-based derivative financial instruments is determined using the Monte Carlo Simulation or the Black-Scholes Option Pricing Model, respectively.

Other convertible instruments that are not derivative financial instruments are accounted for by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreting it back to face value over the period to the earliest conversion date using the effective interest rate method.

Leases

The Company follows Accounting Standards Codification 842, Leases ("ASC 842"). We determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

We are the lessee in a lease contract when we obtain the right to control the asset. Operating lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. As of December 31, 2021 and 2020, we recorded right-of-use assets of $663,291 and $881,804 and lease obligations of $721,878 and $895,395.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the years ended December 31, 2021 and 2020, as the Company was still in the early phases of our business plan and operating losses were expected in our early phases. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Property and equipment, net

Property and equipment are stated at cost or fair value when acquired. Depreciation is computed by the straight-line method and is charged to the statement of operations over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease. Impairment losses are recognized for long-lived assets, including definite-lived intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

Interest on long-term debt for the development or manufacturing of Company assets is capitalized to the asset until the asset enters production or use, and thereafter all interest is charged to expense as incurred. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease.

The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1-5 years
Machinery and equipment	3-5 years
Vehicles	5 years
Furniture and fixtures	5 – 10 years
Precious metal extraction machinery (heavy extraction equipment)	10 years
Remediation Processing Centers (heavy extraction and remediation equipment) (“RPC”)	20 years
Leasehold improvements	Lesser of the lease term or estimated useful life

Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service.

Intangible Assets:

We account for intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 10 to 20 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. We performed an analysis and assessed that there to be no impairment for the years ended December 31, 2021 and 2020.

Share-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation-Stock Compensation’ (“ASC 718”) which requires recognition in the financial statements of the cost of employee, consultant, or director services received in exchange for an award of equity instruments over the period the employee, consultant, or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, consultant, or director services received in exchange for an award based on the grant-date fair value of the award.

Income tax

Deferred income taxes are provided on the asset and liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. See Note 20 for further information on income tax.

Revenue Recognition

We follow Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). For the year ended December 31, 2021 and 2020, approximately 99% and 96% of our sales consist of the sale of precious metals with a commitment to deliver precious metals to the customer, and revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price, and specific items being purchased have been established, (2) metals have been shipped to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.

The revenue standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country.

Our performance obligation generally consists of the promise to sell products or complete services to our customers. Control of the products is transferred upon shipment to our customers' locations, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized. Services are completed upon the terms of each contract, specifically in regard to remediation, when the tonnage of contaminated soil is completed and tested our performance obligation is completed and revenue is recognized. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Historically, we have not accepted returns so there are no sales allowances. Due to the nature of the product we do accept returns. Our receivables will generally be collected in less than nine months, in accordance with the underlying payment terms.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt-out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, or ASU 2016-13. ASU 2016-13 significantly changed how entities measured credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaced the incurred loss model under previous guidance with a current expected credit loss, or CECL. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019.  The Company is anticipated to enter into scaled revenue producing activities in 2022 which will generate accounts receivable which may require an evaluation of potential credit losses under the CECL standard.

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company beginning January 1, 2021.

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), provides a “principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense.”

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of December 31, 2021 and 2020 include the following: convertible notes payable convertible into approximately 192,834 and 35,765 shares of common stock, convertible Series A preferred stock convertible into none and 666,667 shares of common stock (in the event of a public offering of the Company’s common stock this will convert to 833,333 shares), convertible Series B preferred stock convertible into approximately none and 216,916 shares of common stock, convertible Series B-1 preferred stock convertible into approximately none and 467,728 shares of common stock, convertible Series C-1 preferred stock convertible into approximately none and 255,290 shares of common stock, stock options granted to employees of 183,333 and 16,667 shares of common stock. Stock options granted to Board members or consultants of 466,667 shares of common stock were granted as of December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent Assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, cost basis and equity method investments, lease assets and liabilities, equity method investments, valuation of stock used to acquire assets, and derivatives.

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the consolidated balance sheets for marketable securities are classified as Level 1 assets due to observable quoted prices for identical assets in active markets. The carrying amounts reported in the consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their estimated fair market values based on the short-term maturity of these instruments. The recorded values of notes payable approximate their current fair values because of their nature, rates, and respective maturity dates or durations.

Note 4. Prepaid Expenses and Other Assets

As of December 31, 2021 and 2020, our other assets consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases. As of December 31, 2021 and 2020 we had deposits in the amount of $73,245 and $87,052.

The Company entered into an Option Agreement in July 2019 for the exclusive right to purchase certain real property commonly known as Asphalt Ridge. The right to purchase the land was purchased for $200,000, which would be applied as a payment on the land if the option is exercised to purchase the land. The Company amortized the prepaid over the life of the agreement, 12 months, and the option was completed amortized as of December 31, 2020. For the year ended December 31, 2020 amortization expense was $117,891. In March 2022, the Company entered into a long term five year lease, with an extension for an additional five year term, in order to operate on the land.

Note 5. Marketable Securities

Investments in marketable securities consist of equity securities recorded at fair value. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. We analyze our marketable securities in accordance with Accounting Standard Codification 321 (“ASC 32”). Valuations for marketable securities are based on quoted prices for identical assets in active markets. Where marketable securities were found not be part of an actively traded market, we made a measurement alternative election and estimate the fair value at cost of the investment minus impairment.

As of December 31, 2020, the Company owned 3,309,758 shares of common stock in Odyssey Group International, Inc. (“Odyssey”) ticker: ODYY, OTC Markets. In December 2021 we sold such shares of Odyssey in a private transaction for a purchase price of $860,491, with $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 (see Note 8), reflecting the market price at that time. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded which resulted in the Company recording an unrealized gain of $203,540 and an unrealized loss of $56,198 on these marketable securities for the years ended December 31, 2020. As of December 31, 2020 our Odyssey marketable securities were valued at $656,951.

In 2019 the Company had an investment of $800,000 or 800,000,000 shares of common stock, or a diluted 23% equity holding in Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets. In the fourth quarter of 2020, the Company was diluted to a 19% equity holding in Scepter, and was no longer deemed to have significant influence and ceased to be an equity investment, and as the stock is traded on an active market, the Company has classified the investment as marketable securities with the change in unrealized gains and losses on the investment included in the statement of operations for the years ended December 31, 2021 and 2020. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded which resulted in the Company recording an unrealized loss on marketable securities of $1,297,594 and and an unrealized gain of $2,670,536 for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company’s Chief Executive Officer has an immediate family member who sits on the board of directors of Scepter Holdings, Inc. As of December 31, 2021 and 2020 our Scepter marketable securities were valued at $2,231,218 and $3,360,000.

As of December 31, 2021 and 2020, marketable securities were $2,231,218 and $4,016,951. For the years ended December 31, 2021 and 2020, the Company recorded a total unrealized loss of $1,094,054 and an unrealized gain of $2,614,338 on marketable securities in the statement of operations..

Note 6. Inventories

As of December 31, 2020, inventories consist primarily of raw materials (including tar-sand stockpiles) and finished goods (which includes Fenix iron). The tar-sand stockpiles consist of 400,000 tons of tar sand stockpile and are anticipated to be used as test material for our extraction remediation units. The stockpiles were acquired at a cost of approximately $0.83 per ton or $333,744. As of December 31, 2021, the parties agreed to have the $333,744 paid for the tar-sand stockpile returned to the Company, and the amount has been reclassed to notes receivable (see Note 8). The nano Fenix Iron are finished goods that have a 20-year shelf life and were acquired at cost for $192,000. As of December 31, 2021, inventories consist primarily of the Fenix Iron. Inventories are valued at the lower of cost or market (net realizable value).

Note 7. Precious Metal Concentrate

Precious metal concentrate includes metal concentrates located at the Company’s facilities. Concentrates consist of gold, silver, platinum, palladium, and rhodium. Precious metal concentrate was acquired from our funding agreements for extraction operations with Vivaventures Precious Metals LLC from 2013 through 2016. Our precious metal concentrate requires further refining to be sold as a finished product and is valued at the lower of cost or market (net realizable value).

As of December 31, 2021 and 2020, the Company carried a refining reserve of $1,166,709 against its precious metal concentrate asset based on estimates that the Company received if it were to sell the precious metal concentrate in its current concentrated form to processing refineries. The Company intends to sell our precious metal concentrate in its current state or refine it into dore bars for sale or monetization and investment purposes. In July 2020, the Company entered into an agreement with International Metals Exchange, LLC (“IME”, a related party) giving IME the option to purchase approximately 1,331 ounces of our precious metal concentrate for approximately $2,800,000. The option agreement expired on December 31, 2020. For the year ended December 31, 2020, the Company sold $54,250 of the precious metal concentrate through this option.

As of December 31, 2021 and 2020 the net realizable value of our precious metal concentrate is $1,166,709.

Note 8. Notes Receivable

	December 31,
	2021	2020
Scepter Holdings, Inc. note receivable (a)	–	78,455
PLC International Investments, Inc. (b)	860,491	–
TMC Capital, LLC (c)	333,744	–
Total Notes Receivable	$1,194,235	$78,455

______________________

(a)	Master Revolving Note with Scepter Holdings, Inc. (ticker: BRZL, OTC Markets), which the Company entered into in January 2019 to lend up to $70,000 to the holder. The note accrues interest at a rate of 7% per annum and accrues monthly on the outstanding principal. In August 2021 we converted the note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable.

(b)	In December 2021 we sold such 3,309,578 shares of Odyssey common stock in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five year term.

(c)	The Company entered into an Ore Supply Agreement in December 2016 with TMC Capital, LLC, an affiliate of MCW Energy Group Limited, in which the Company had the option to purchase 400,000 tons of oil sands from the supplier. The Company paid the supplier $333,744 at the commencement of the agreement. The parties amended the agreement in December 2021 to return the $333,744 on or before October 1, 2022.

Note 9. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Office furniture and equipment	$14,998	$4,000	$10,998	$14,998	$2,088	$12,910
Vehicles	48,248	26,306	21,942	48,248	16,657	31,591
Precious metal extraction machine- 1 ton	2,280,000	228,000	2,052,000	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	5,320,000	532,000	4,788,000	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	1,440,000	–	1,440,000	1,440,000	–	1,440,000
Nanosponge/Cavitation device	22,103	–	22,103	22,103	–	22,103
Remediation Processing Unit 1	6,249,082	–	6,249,082	5,558,949	–	5,558,949
Remediation Processing Unit 2	5,201,098	–	5,201,098	4,149,793	–	4,149,793
Remediation Processing Unit System A	2,253,967	–	2,253,967	97,353	–	97,353
Remediation Processing Unit System B	2,253,967	–	2,253,967	–	–	–
Total fixed assets	$25,083,463	$790,306	$24,293,157	$18,931,444	$778,745	$18,152,699

For the year ended December 31, 2021 the Company paid $64,950 with 5,413 shares of Series C-1 Preferred Stock for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the years ended December 31, 2021 and 2020 depreciation expense was $11,561 and $11,508. For the years ended December 31, 2021 and 2020 capitalized interest to equipment from debt financing was $1,215,743 and $1,025,852. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 10. License Agreements

On August 17, 2017, the Company purchased rights to an exclusive license for the applications and implementations involving the Nanosponge Technology and to use and develop the Nanosponge as we see fit at our sole discretion. The Nanosponge contribution in the Company’s processes is to facilitate a cracking process whereby remediated or extracted oil may be further refined from a crude product to a diesel fuel. The license was valued at $2,416,572 and is amortized over its useful life of 20 years. As of December 31, 2021 and 2020 the accumulated amortization of the license was $523,591 and $402,762. For the years ended December 31, 2021 and 2020 amortization expense of the license was $120,829. Amortization expense for the years 2022 through 2026 is $120,829 in each respective year. As of December 31, 2021 and 2020 the net value of the license is $1,892,981 and $2,013,810.

On January 20, 2021, the Company entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. The Company is required to pay $25,000 and 16,667 shares of restricted common stock upon signing. No later than March 4, 2022, the Company will pay licensor an additional $225,000. When the licensor delivers to the Company data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, Company shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, Company will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, the Company will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if the Company fails to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. The Company shall share in the development costs of the sensor technology to the time of commercialization. Total costs attributed to the Company are estimated to be $125,000. The Company amended the agreement multiple times in 2021 to extend the terms of the first milestone payment of $225,000 payment to the licensor, and further amended the agreement in March 2022 to finally extend the payment to be no later than March 4, 2022. The Company paid consideration of $15,000 for these amended extensions.

As of December 31, 2021, the license is valued at $490,000 (or each of the initial required payments in milestone one and a $15,000 additional payment) and is amortized over its useful life of 20 years. As of December 31, 2021 the Company believes that the remaining milestones timelines are undetermined. As of December 31, 2021, the accumulated amortization of the license was $12,146. For the year ended December 31, 2021 amortization expense of the license was $12,146. Amortization expense for the years 2022 through 2026 is $13,250 in each respective year. As of December 31, 2021 the net value of the license is $477,854.

Note 11. Intellectual Property, Net

The Company entered into a Contribution Agreement dated January 5, 2015, where proprietary information and intellectual property related to certain petroleum extraction technology (also known as hydrocarbon extraction technology) suitable to extract petroleum (or hydrocarbons) from tar sands and other sand-based ore bodies, and all related concepts and conceptualizations thereof (the “Extraction Technology”) was contributed to VivaVentures Energy Group, Inc., a 99% majority-owned subsidiary of Vivakor, and was assessed a fair market value of $16,385,157, which consists of the consideration of $11,800,000 and the Company assuming a deferred tax liability in the amount of $4,585,157. All ownership in the Extraction Technology (including all future enhancements, improvements, modifications, supplements, or additions to the Extraction Technology) was assigned to the Company and is currently being applied to the Company Remediation Processing Centers, which are the units that remediate material. The Extraction Technology is amortized over a 20-year life. For the years ended December 31, 2021 and 2020 the amortization expense of the technology was $819,258. Amortization expense for the years 2022 through 2026 is $819,258 in each respective year. As of December 31, 2021 and 2020 the net value of the Extraction Technology is $10,718,623 and $11,537,881.

In 2019, the Company began the process of patenting the Extraction Technology and all of its developments and additions since the acquisition, and we have filed a series of patents and capitalized the costs of these patents. As of December 31, 2021 and 2020, the capitalized costs of these patents are $113,430 and $100,064. The patents were placed in service in 2021 and are amortized over the patents’ useful life of twenty years. For the year ended December 31, 2021 the amortization expense of the patents was $5,560. Amortization expense for the years 2022 through 2026 is $5,672 in each respective year. As of December 31, 2021 the net value of the patents is $107,870.

The Company entered into an asset purchase agreement dated September 5, 2017, where two patents (US patent number 7282167- Method and apparatus for forming nano-particles and US patent number 9272920- System and method for ammonia synthesis) were purchased and attributed a fair market value of $4,931,380, which consists of the consideration of $3,887,982 and the Company assuming a deferred tax liability in the amount of $1,043,398. The patents grant the Company ownership of a nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, specifically for the gas phase condensation process used to create the iron catalyst. The nano catalyst accelerators make the Haber-Bosch process more efficient by increasing the active surface area of standard commercial iron catalysts, thereby lowering the reaction temperature and pressure required for the Haber-Bosch process to occur. As a result, less energy is needed to complete the reaction and create ammonia. The patents are amortized over their useful life of 10 years. For the years ended December 31, 2021 and 2020 the amortization expense of the patents was $369,854. Amortization expense for the years 2022 through 2026 is $493,138 in each respective year. As of December 31, 2021 and 2020 the net value of the patents was $2,835,544 and $3,328,682.

The following table sets forth the components of the Company’s intellectual property at December 31, 2021 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Extraction Technology patents	$113,430	$5,560	$107,870	$100,064	$–	$100,064
Extraction Technology	16,385,157	5,666,534	10,718,623	16,385,157	4,847,276	11,537,881
Ammonia synthesis patents	4,931,380	2,095,836	2,835,544	4,931,380	1,602,698	3,328,682
Total Intellectual property	$21,429,967	$7,767,930	$13,662,037	$21,416,601	$6,449,974	$14,966,627

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2021	2020
Accounts payable	$1,450,531	$1,003,953
Office access deposits	340	705
Accrued compensation	175,000	101,920
Accrued tax penalties and interest	398,114	244,230
Accounts payable and accrued expenses	$2,023,985	$1,350,808

Note 13. Stock Payable

As of December 31, 2019, the Company had an outstanding payable of $11,800,000 payable in common stock to Sustainable Fuels, Inc. (“SFI”) for the Extraction Technology (See Note 11). Before the Common Stock was issued, the owner of SFI died and the matters and affairs of his estate were passed to the executor of his estate. We attempted to contact SFI and the executor of the estate multiple times to issue and send the common stock to the company or appropriate successor of the estate to no avail. As of December 31, 2021, the Company was able to make contact with the new owner of SFI and has issued 20,000,000 shares of Common Stock to SFI per the terms of the agreement.

Note 14. Loans and Notes Payable

Loans and Notes payable (including accrued interest) consist of the following:

	December 31,
	2021	2020
Various promissory notes and convertible notes (a)	$50,960	$50,960
Novus Capital Group LLC Note (b)	378,854	363,231
Triple T Notes (c)	353,330	295,543
National Buick GMC (d)	19,440	25,643
Various Convertible Bridge Notes ( e)	1,075,813	774,522
Blue Ridge Bank (f)	410,200	205,100
Small Business Administration (g)	318,175	305,054
JP Morgan Chase Bank (h)	90,645	90,645
Various Promissory Notes (i)	3,416,379	735,000
Total Notes Payable	$6,113,796	$2,845,698

Loans and notes payable, current	$1,511,447	$1,196,037
Loans and notes payable, current attributed to variable interest entity	3,416,379	735,000
Loans and notes payable, long term	$1,185,970	$914,661

 _____________

2022	$5,173,946
2023	406,326
2024	52,996
2025	52,996
2026	52,996
Thereafter	374,536
Total	$6,113,796

(a)	From 2013 through 2018 the Company issued a series of promissory notes and convertible notes with various interest rates ranging up to 12% per annum. The convertible notes convert at the holder’s option after 1 year of issuance and may be converted into shares of common stock. The conversion price is generally equal to the specified per share conversion rate as noted in the note agreements.

(b)	On September 5, 2017, the Company acquired patents in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775 due in December 2019 with no interest accruing until 2020 and a deferred tax liability of $1,043,398. As of January 1, 2020 the note was amended to accrue interest at 7% per annum commencing January 1, 2020 through July 1, 2020, and 10% per annum commencing July 2, 2020 and thereafter. In November 2021, the lender agreed to extend the maturity of the note to April 1, 2022. Subsequent to December 31, 2021 the lender agreed to extend the maturity of the note to April 1, 2023 with an approximate monthly payment of $29,432.

(c)	The balance of this note is due to a related party, a company owned the 51% owner of Vivakor Middle East LLC. The loan was granted to Vivakor Middle East LLC by the majority owner for operational use with only the agreement of repayment from the net proceeds of such entity’s operations once it commences scaled up operations. No interest accrues on the loans, and no specific maturity date had been agreed upon. On March 10, 2021, the Company entered into a master revolving note with Triple T Trading Company LLC to set forth the relationship of the parties to retain the previous terms of the note payable to Triple T Trading Company LLC, to include a note maturity of March 10, 2023, and maximum lending amount of 1,481,482 QAR or approximately $400,000, valued at an exchange rate of approximately $0.27 per QAR on March 10, 2021.

(d)	In May 2019, the Company purchased a vehicle for $36,432 and financed $34,932 over six years with an interest rate of 6.24% per annum. Monthly payments of $485 are required and commenced in July 2019.

(e)	In 2020 the Company entered into various convertible promissory notes as follows:

Throughout 2021 and 2020 the Company entered into convertible promissory notes with an aggregate principal of $415,000. The notes accrue interest at 10% per annum and have a maturity of the earlier of 12 months or the consummation of the Company listing its Common Stock on a senior stock exchange. The notes are convertible at the Company’s option into shares of the Company’s common stock at a price equal to 80% of the opening price of the Company’s common stock on the national exchange or the offering price paid by the investors in the financing in connection with the uplist, whichever is lower, or (ii) repaid in cash in an amount equal to the indebtedness being repaid plus a premium payment equal to 15% of the amount being repaid. If an event of default has occurred and the Company does not convert the amounts due under the Note into the Company’s common stock, then the Company will have the option to convert the outstanding indebtedness into shares of the Company’s common stock at a price equal to 80% of the weighted average trading price of the Company’s common stock on the OTC Markets, or be repaid in cash in an amount equal to all principal and interest due under the Note. All of these notes were converted to common stock as of April 5, 2022.

On October 13, 2020, the Company entered into a convertible promissory note in an amount of $280,500 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $44,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In October 2021 the parties agreed to extend the maturity of this loan to April 13, 2022 in exchange for an increase in principal owed of $30,000. This note has been converted to common stock as of March 21, 2022.

On February 4, 2021, the Company entered into a convertible promissory note in an amount of $277,778 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $36,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In February 2022 the parties agreed to extend the maturity of this loan to August 8, 2022 in exchange for an increase in principal owed of $25,000. This note has been converted to common stock as of April 5, 2022.

(f)	In May 2020, the Company entered into a Paycheck Protection Program (“PPP”) loan agreement for $205,100 with Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan carries an annual interest rate of one (1) percent per annum with payment beginning in the seventh month with monthly payments required until maturity in the 18th month. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company has achieved the milestones for loan forgiveness and anticipates that this debt will be forgiven in full in 2021. On January 6, 2021 the Company was granted an extension of the PPP and granted an additional $205,100 from Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan carries an annual interest rate of one (1) percent per annum with payment beginning in the tenth month with monthly payments required until maturity in five years. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company has achieved the milestones for loan forgiveness, has applied for loan forgiveness, and anticipates that this debt will be forgiven in full in 2022.

(g)	From May through August 2020, the Company entered into two loan agreements with the Small Business Administration for an aggregate loan amount of $299,900. The loans carry an interest rate of 3.75% per annum. The loans shall mature in 30 years.

(h)	In April 2021, the Company entered into a Paycheck Protection Program loan agreement with JP Morgan Chase Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company has achieved the milestones for loan forgiveness and anticipates that this debt will be forgiven in full in 2022.

(i)	Viva Wealth Fund I, LLC is offering up to $25,000,000 in convertible notes in a private offering. As of December 31, 2021, VWFI has raised $8,825,000 and converted $5,560,000 of this debt to VWFI LLC units. A convertible note will automatically convert into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes will accrue interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest will be paid, at which time no further interest payments will accrue. Upon the offering termination date, all units accepted for any series of equipment will automatically convert to Vivakor common stock if the Company has not accepted subscriptions for at least $6,250,000 for a series of equipment. The conversion price of the automatic stock conversion will be the the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in an underwritten offering, which was closed on February 14, 2022 at $5.00 per share. The termination date of the offering has been extended until November 13, 2022 in the sole discretion of the Company. As of March 21, 2021 VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B and has raised approximately $2,740,000 to manufacture RPC Series B. Subsequent to December 31, 2021 an additional $975,000 of this debt has been converted into units of the LLC.

Note 15. Commitments and Contingencies

Leases

In June 2019, the Company entered into a Sublease agreement with US Closer, LLC, whereby we agreed to lease approximately 12,061 square feet of office and manufacturing space located in South Salt Lake City, Utah. Pursuant to the Sublease, the sublease expired on December 31, 2020 and required a monthly lease payment of $6,633 plus other pass-through expenses as required under the Primary Lease. The Company renegotiated with the landlord to renew this lease as the primary tenant in January 2021 to lease this warehouse on a month-to-month basis. The lease may be terminated at any time or for any reason with a 30-day written notice to terminate. The January 2021 lease requires a monthly lease payment of $6,833 plus other pass-through expenses as required under the lease as long as the Company remains in the space. As a condition of the lease, we were required to provide a $6,965 security deposit.

Commencing on September 15, 2019, the Company entered into a five-year lease with Jamboree Center 1 & 2 LLC covering approximately 6,961 square feet of office space in Irvine, CA. Under the terms of the lease agreement, we are required to make the following monthly lease payments: Year 1 $21,927, Year 2 $22,832, Year 3 $23,737, Year 4 $24,712, Year 5 $25,686. As a condition of the lease, we were required to provide a $51,992 security deposit.

The right-of-use asset for operating leases as of December 31, 2021 and 2020 was $663,291 and $881,804. Rent expense for the year ended December 31, 2021 and 2020 was $292,410 and $187,343.

The following table reconciles the undiscounted cash flows for the leases as of December 31, 2021 to the operating lease liability recorded on the balance sheet:

2022	$287,769
2023	299,466
2024	231,174
2025	–
Total undiscounted lease payments	818,409
Less: Abatement of rents	–
Less: Imputed interest	96,531
Present value of lease payments	$721,878

Operating lease liabilities, current	$287,769
Operating lease liabilities, long-term	$434,109

Weighted-average remaining lease term	3
Weighted-average discount rate	7.0%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings the incremental borrowing rate was determined to be 7%.

Employment Agreements

In September 2020, the Company entered into an employment agreement with the Chief Executive Officer and Chief Financial Officer, which provides for an annual base salary of $50,000 that provides for incremental increases upon the Company’s achievement of specific performance metrics up to $350,000. The employment agreement provides for a grant of a stock option to the Chief Executive Officer to purchase up to 166,667 shares of the Company’s common stock at an exercise price equal to 110% of the fair market value of the Company’s common stock on the date of grant. The stock option will vest after five years of continuous employment, subject to acceleration if terminated without cause or resigns for good reason. The agreement also provides for an annual bonus of up to 100% of the base salary based upon the achievement of certain performance goals established and approved by the Board of Directors.

Note 16. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs, and which also require working interest budget payments by the Company.

The Company accounts for the terms under these contracts for the sale of future revenue under Accounting Standards Codification 470 (“ASC 470”). Accordingly, these contracts include the receipt of cash from an investor where the Company agrees to pay the investor for a defined period a specified percentage or amount of the revenue or a measure of income (for example, gross revenue) according to their contractual right, in which the Company will record the cash as debt and apply the effective interest method to calculate and accrue interest on the contracts. The terms of these agreements grant the holder a prorated 25% participation in the gross revenue of the assets as defined in the agreements for 20 years after operations commence for a purchase price of approximately $2,200,000. In the event that the contract is not fully subscribed, it will receive only a prorated participation of the available 25% participation. The Company made its first payment of $7,735 in the second quarter of 2021 and continues its quality control processes. The RPC is estimated to enter scaled up operations early 2022 and make estimated annual payments of $1,957,323. The Company estimates future payments based on revenue projections for the RPCs.

In accordance with ASC 470, the Company records the proceeds from these contracts as debt because the Company has significant continuing involvement in the generation of the cash flows due to the investor (for example, active involvement in the generation of the operating revenues of the business segment), which constitutes the presence of a factor that independently creates a rebuttable presumption that debt classification is appropriate. The Company has determined its effective interest rates to be between 32.6% and 33.76% based on each contract’s future revenue streams expected to be paid to the investor. These rates represent the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest expense to be recognized each period. During the development and manufacturing of the assets the effective interest has been capitalized to the assets. As the assets enter operations or service of their intended use, the effective interest on these contracts will be recognized as interest expense (See Note 9).

In 2016 and 2017, additional consideration to investors to enter into these agreements was granted, and the Company issued to these investors 113,000 shares of Series B-1 Preferred Stock with a relative fair value of $7.50 per share or based on conversion terms and price of the Company’s Common Stock at the time of issuance. The Company also issued 106,167 common stock warrants to investors. The relative fair value of the warrants and Series B-1 preferred stock in aggregate was $1,488,550, and was recorded as a debt discount, which is amortized to interest expense over the term of the agreements using the effective interest method. During the manufacturing phase of the asset, the interest expense is capitalized to the asset.

Some holders of these participation rights also have the option to relinquish ownership and all remaining benefits of their LLC units in exchange for Common Stock in the Company. Depending on the contract, these options to convert to common stock range from between 1 and 5.5 years. The exercise period ranges from between 1 year to 5.5 years with a step-up discount to market for each year the option is not exercised with a range of between a 5% to a 25% discount to market. Accordingly, under Accounting Standards Codification 815 (“ASC 815”) the Company valued these options at fair value using a Monte Carlo Simulation by a third-party valuation expert, which found the fair value of the options to be nominal. Long-term debt related to these participation rights is recorded in “Long-term debt” on the consolidated balance sheet.

The accounting for the terms under these contracts that call for working interest budget payments by the Company are recorded in current liabilities on the consolidated balance sheet and paid down through pass-through expenses or cash according to the contract. Accordingly, the Company records any unpaid balance of budget payments received in “Long-term debt, current” as these liabilities are generally paid within 12 months after proceeds are received.

Long-term debt consists of the following:

	December 31,
	2021	2020
Principal	$2,196,233	$2,196,233
Accrued interest	4,205,144	2,997,136
Debt discount	(226,823)	(241,709)
Total long term debt	$6,174,554	$4,951,660

Long term debt, current	$3,256	$1,020
Long term debt	$6,171,298	$4,950,640

The following table sets forth the estimated payment schedule of long-term debt as of December 31, 2021:

2022	$3,256
2023	8,685
2024	11,572
2025	15,420
2026	20,548
Thereafter	2,136,752
Total	$2,196,233

Note 17. Stockholders' Equity

Series A, Series B, Series B-1, Series C and Series C-1 Preferred Stock

The Preferred Stock authorized by the Company may be issued from time to time in one or more series. The Company is authorized to issue 15,000,000 shares of preferred stock. The Company is authorized to issue 66,667 shares of Series A Preferred Stock, 3,266,667 shares of Series B Preferred Stock, 1,666,667 shares of Series B-1 Preferred Stock, 3,333,333 shares of Series C Preferred Stock, and 3,333,333 shares of Series C-1 Preferred Stock. The Board of Directors is authorized to fix or alter the number of shares constituting any series of Preferred Stock and the designation thereof. In 2021, the Board of Directors authorized, and a majority vote acceptance was received of each voting class of preferred stock, including Series B Preferred Stock, Series B-1 Preferred Stock, and Series C-1 Preferred Stock, that each class’s designations be amended that upon the Company’s public offering in conjunction with an uplist to a senior stock exchange that these classes of preferred stock will convert their preferred shares to common shares on a one for one basis.

The Company has issued 66,667 shares of Series A Preferred Stock, convertible at a current ratio of 10 shares of Common Stock for each outstanding share of Series A Preferred Stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. Holders of shares of Series A Preferred Stock will have the right to 25 votes for each share of Common Stock into which such shares of Series A Preferred Stock can then be converted (with a current conversion ratio of 10 shares of Common Stock for each outstanding share of Series A Preferred Stock) and the right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any other Preferred Stock holder in the liquidation, dissolution or winding up of our Company. As of December 31, 2021 and 2020 the liquidation preference is $400,000. Holders of shares of Series A Preferred Stock are not currently entitled to dividends. The Company has the right, but not the obligation, to redeem shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock were converted to common stock upon the close of the Company’s public offering of the Company’s common stock on February 14, 2022.

The Company has issued none and 216,916 of Series B Preferred Stock as of December 31, 2021 and 2020, respectively. Shares of Series B Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($6.00) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B Preferred Stock one year after issuance. Holders of Series B Preferred Stock will have the right to one vote for each share of Common Stock into which such Series B Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A Preferred Stock, in the liquidation, dissolution or winding up of our Company. As of December 31, 2021 and 2020 the liquidation preference was none and $1,341,233. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has issued none and 467,728 of Series B-1 Preferred Stock as of December 31, 2021 and 2020, respectively. Shares of Series B-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($7.50) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B-1 Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B-1 Preferred Stock one year after issuance. Holders of Series B-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A and Series B Preferred Stock, in the liquidation, dissolution or winding up of our Company. As of December 31, 2021 and 2020 the liquidation preference was none and $3,507,981.

The Company has not issued any Series C Preferred Stock as of December 31, 2021 and 2020, respectively. Shares of Series C Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($10.50) or a 10% discount to the market price on the conversion date). Automatic conversion of shares of Series C Preferred Stock into shares of Common Stock may occur due to certain qualified public offerings entered into or by written consent of a majority of the holders of Series C Preferred Stock or upon the four-year anniversary date of the issuance of such shares. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C Preferred Stock one year after issuance. Holders of Series C Preferred Stock will have the right to one vote for each share of Common Stock into which such Series C Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series B and B-1 Preferred Stock, in the liquidation, dissolution or winding up of our Company. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has issued none and 255,290 of Series C-1 Preferred Stock as of December 31, 2021 and 2020, respectively. Shares of Series C-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($12.00) or a 10% discount to the market price on the conversion date). Automatic conversion of all outstanding shares of Series C-1 Preferred Stock into shares of Common Stock occurred on May 4, 2021 by written consent of a majority of the holders of Series C-1 Preferred Stock. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C-1 Preferred Stock one year after issuance. Holders of Series C-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A, Series B, Series B-1, and Series C Preferred Stock, in the liquidation, dissolution or winding up of our Company. As of December 31, 2021 and 2020 the liquidation preference was none and $3,063,472.

For the years ended December 31, 2021 and 2020, $9,467,604 and $7,593,816 or 950,973 and 996,283 shares of Series B, Series B-1, and Series C-1 Preferred Stock were converted into 955,947 and 1,037,738 shares of Common Stock.

For the year ended December 31, 2021, the Company issued 5,413 Series C-1 Preferred Stock or $64,950 for a reduction in stock payables.

For the years ended December 31, 2021 and 2020, the Company issued 5,626 and 23,039 shares of Series B-1 Preferred Stock as a $42,196 and $172,795 stock dividend paid to Series B Preferred Shareholders.

Common Stock

The Company is authorized to issue 41,666,667 shares of common stock. As of December 31, 2021 and 2020, there were 12,330,859 and 11,255,967 shares of our common stock issued and outstanding, respectively. Treasury stock is carried at cost.

For the years ended December 31, 2021 and 2020, $9,467,604 and $7,593,816 or 950,973 and 996,283 shares of Series B, Series B-1, and Series C-1 Preferred Stock were converted into 955,947 and 1,037,738 shares of Common Stock.

For the year ended December 31, 2020 the Company issued 666,667 shares of Common Stock for a $11,800,000 reduction in stock payables.

As of December 31, 2021 and 2020, the Company granted stock-based compensation to employees, including a 16,667 share stock award, which vests at the end of four years, and a 166,667 stock options that cliff vests at the end of five years. For the years ended December 31, 2021 and 2020, stock-based compensation was $446,112 and $146,114. As of December 31, 2021 and 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vests over 1 year, and a 333,334 stock option to a consultant, which vests over 4 years. Non-statutory stock-based compensation was $1,585,000 and $555,000 for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the Company issued 68,611 and 9,164 shares for a $495,799 and $135,993 reduction of liabilities.

For the years ended December 31, 2021 and 2020, the Company issued 33,667 and 23,333 shares of Common Stock for $438,004 and $281,231 in services to the Company.

For the year ended December 31, 2021, the Company issued 16,667 shares for a $225,000 payment for a technology license (see Note 10).

For the year ended December 31, 2020 the Company issued 7,600 shares of Common Stock in the amount of $41,028 for cash.

Noncontrolling Interest

For the years ended December 31, 2021 and 2020, the Company converted $5,560,000 and $2,720,000 in Viva Wealth Fund I, LLC convertible promissory notes into 1,112 and 544 units of noncontrolling interest in Viva Wealth Fund I, LLC, and paid distributions to unit holders of $55,050 and none.

For the year ended December 31, 2020, the Company issued 124,981 units of noncontrolling interest in RPC Design and Manufacturing LLC for cash of $624,907.

Note 18. Temporary Equity

Shares of Series B, B-1, C and C-1 convertible preferred stock hold conversion features providing that, at the holder’s election, the holder may convert the preferred stock into common stock. Upon conversion, the Company may be required to deliver a variable number of equity shares that is determined by using a formula based on the market price of the Company’s Common Stock. After four years from the date of issuance, Series C preferred shareholders are forced to automatically convert to Common Stock. On May 1, 2021, all outstanding shares of Series B and B-1 converted at 1-for-1 to Common Stock. On May 4, 2021, all outstanding shares of Series C-1 converted at 1-for-1 to Common Stock. For each respective series, the holder may convert their preferred shares to common shares at the original issue price as defined, which ranges from between $6.00 per share to $12.00 per share, at the lesser of the original issue price or 90% of the market price on the conversion date. As of December 31, 2020, the market price of the Company’s Common Stock was $15.00 per share. There is no contractual cap on the number of common shares that the Company could be required to deliver on preferred shareholders’ conversions to Common Stock.

Accordingly, under ASC 815-40-25-10 the Company may be forced to settle these conversion features in cash, specifically since it is unknown as to what date the shareholders’ may convert their preferred stock to common stock and if there will be sufficient authorized and unissued common shares on that date. As of December 31, 2020 the Company did have sufficient authorized and unissued common shares to satisfy all preferred shareholders interest if it were converted to Common Stock, although if the stock price were to drop below $0.60 per share and the Company may be forced to settle such conversions in cash, which may consider them redeemable. Accordingly, Series B, B-1, C and C-1 preferred stock has been classified in temporary equity.

The following table shows all changes to temporary equity during for the years ended December 31, 2021 and 2020.

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2019	708,396	$4,250,380	758,623	$5,689,690	446,159	$6,841,409
Dividend paid in Series B-1 Preferred Stock	–	–	23,039	172,795	–	–
Conversion of Series B, B-1, and C-1 Preferred Stock to Common Stock	(491,480)	(2,948,880)	(313,934)	(2,354,504)	(190,869)	(2,290,432)
December 31, 2020	216,916	$1,301,500	467,728	$3,507,981	255,290	$4,550,977
Sercies C-1 Issue for a reduction in stock payables	–	–	–	–	5,413	64,950
Dividend paid in Series B-1 Preferred Stock	–	–	5,626	42,196	–	–
Conversion of Series B and B-1 Preferred Stock to Common Stock	(216,916)	(1,301,500)	(473,354)	(3,550,177)	(260,703)	(4,615,927)
December 31, 2021	–	$–	–	$–	–	$–

Note 19. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

As of December 31, 2021 and 2020, the Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vests at the end of four years, and a 166,667 stock options that was issued in 2020 and cliff vests at the end of five years. For the years ended December 31, 2021 and 2020, stock-based compensation was $446,112 and $146,114. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vests over 1 year, and a 333,334 stock option to a consultant, which vests over 4 years. Non-statutory stock-based compensation was $1,585,000 and $555,000 for the years ended December 31, 2021 and 2020.

There were no other options granted during the years ended December 31, 2021 and 2020, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

Year Ended December 31, 2020
Risk-free interest rate	0.27 - 0.38%
Expected dividend yield	None
Expected life of warrants	5-10 years
Expected volatility rate	187 - 273%

The following table summarizes all stock option activity of the Company for the years ended December 31, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2019	16,667	$11.10	1.42

Granted	633,333	12.32	8.71
Exercised	–	–	–
Forfeited	–	–	–
Outstanding, December 31, 2020	650,000	$12.00	8.53

Outstanding, December 31, 2021	650,000	$12.00	7.53

Exercisable, December 31, 2020	47,083	$12.00	$6.93
Exercisable, December 31, 2021	180,000	$12.00	$7.01

As of December 31, 2021 and 2020, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of December 31, 2021 and 2020, the Company had no warrants outstanding. These expired or exercised warrants during the year ended December 31, 2020 relate to the warrants issued as an incentive to investors with an investment into the Company. The warrants were issued at $12.00 per share of Common Stock. The warrants were granted for a one-year period.

Management uses the Black-Scholes option pricing model to determine the fair value of warrants on the date of issuance. The fair value of warrants issued pursuant to the issuance of notes payable was recorded as deferred debt issuance cost and amortized over the remaining term of the associated debt.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants on the date of issuance are as follows:

Risk-free interest rate	1.2%
Expected dividend yield	None
Expected life of warrants	1 years
Expected volatility rate	119%

The following table summarizes the activity of the Company’s share purchase warrants:

		Weighted
		average	Aggregate
	Number of	exercise	Intrinsic
	warrants	price	Value
Balance, December 31, 2019	36,000	$12.00	$–
Expired	(35,333)	12.00
Exercised	(667)	12.00
Balance, December 31, 2020	–	$–	$–

There were no share purchase warrants outstanding as of December 31, 2021 and 2020.

Note 20. Income Tax

Provision (benefit) for income taxes is as follows:

	December 31,
	2021	2020
Current:
State	$800	$800
Total current	800	800
Deferred:
Federal	(718,868)	336,124
State	(332,139)	130,040
Total Deferred	(1,051,007)	466,164

Net provision (benefit)	$(1,050,207)	$466,964

The differences between the expected income tax benefit based on the statutory Federal United States income tax rates and the Company's effective tax rates are summarized below:

	December 31, 2021
Tax Computed At The Federal Statutory Rate	$(1,338,184)	21.00%
State Tax, Net Of Federal Tax Benefit	(263,892)	4.14%
Nondeductible Expenses	85,025	-1.33%
Flowthrough Entity not Subject to Tax	454,587	-7.13%
Foreign Corporation - Minority Interest	3,140	-0.05%
Valuation Allowance	9,117	-0.14%
Benefit for income taxes	$(1,050,207)	16.48%

	December 31, 2020
Tax Computed At The Federal Statutory Rate	$(447,850)	21.00%
State Tax, Net Of Federal Tax Benefit	(77,025)	3.54%
Nondeductible Expenses	22,040	-1.03%
Flowthrough Entity not Subject to Tax	187,948	-8.81%
Foreign Corporation - Minority Interest	8,996	-0.42%
Valuation Allowance	772,855	-36.24%
Provision for income taxes	$466,964	-21.96%

Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31, 2021
Reserves	$336,875
Fixed Assets	(1,915,092)
Leases	16,395
Intangibles	(3,622,638)
Net Operating Losses	3,553,164
Impairment Losses	–
Stock Options	598,849
Accruals	(32,905)
Other	(393,154)
Net Deferred Liability	(1,458,506)
Less: Valuation Allowance	(3,698,393)
Total deferred tax liability:	$(5,156,899)

December 31, 2020
Reserves	$336,875
Fixed Assets	(1,915,021)
Leases	3,803
Intangibles	(3,964,173)
Net Operating Losses	3,544,614
Impairment Losses	–
Stock Options	155,309
Accruals	19,440
Other	(699,478)
Net Deferred Liability	(2,518,629)
Less: Valuation Allowance	(3,689,275)
Total deferred tax liability:	$(6,207,905)

In determining the possible future realization of deferred tax assets, the Company has considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on our review of the deferred tax assets the Company has concluded that a valuation allowance is necessary on the net operating loss balance, as realization of this asset does not meet the more likely than not threshold.

As of December 31, 2021 and 2020, the Company had estimated net operating losses for federal and state purposes of $14.3 and 11.7 million, respectively. Federal and state net operating losses will begin to expire in 2028.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.

For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We recognize potential interest and penalties related to unrecognized tax benefits in the general and administrative expense in the statement of operations of the Company.

The Company is in the process of filing back income tax returns from 2010 through the current year and subject to IRS examination for these years. The Company has booked a reserve for potential penalties associated with non-filing of certain foreign information reports related to its subsidiary in the Middle East. Penalties and interest have been reported in the general and administrative section of the statement of operations. The reserve balance at December 31, 2021 and 2020 was $289,000 and $238,000, respectively. The Company does not expect this reserve to reverse within the next 12 months, as they will apply for a penalty waiver when the tax returns are ultimately filed. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 21. Related Party Transactions

The Company provided secured loan financing and assistance to the development and commercialization of two bioactive beverages and one weight loss beverage for Vivaceuticals, Inc., which shared a common officer and board of director member with the Company. Vivaceuticals sold its assets to Scepter Holdings, Inc. in 2018. In 2019, the Company received 800,000 shares of preferred stock in Scepter Holdings, Inc. to extinguish the loan encumbering the assets. The Company has converted these preferred shares into 800,000,000 shares of Common Stock of Scepter Holdings, Inc., which is traded on the OTC Markets (ticker: BRZL) (see Note 3). In 2019 we entered into a Convertible Master Revolving Note with Scepter and over the course of approximately two years lent them $71,000, which accrued 7% interest per annum (see Note 8). As of December 31, 2021 the principal balance with all accrued interest was $81,768 and converted into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. As of December 31, 2021, the Company’s Chief Executive Officer has an immediate family member who sits on the board of directors of Scepter Holdings, Inc.

The Company has a consulting contract with LBL Professional Consulting, Inc. (“LBL”), which shares a common officer with the Company. For the years ended December 31, 2021 and 2020, LBL was paid $188,150 and $191,295 for services rendered. On December 17, 2020, the Company granted non-statutory stock options to LBL for 333,334 shares of Common Stock. The stock options vest over four years. The stock options are exercisable for up to ten years from the grant date. The common officer is not the beneficiary of the Company and is not permitted to participate in any discussion, including the LBL’s board meetings, regarding any Company stock that LBL may own at any time.

In July 2020, the Company entered into an agreement with IME giving IME the option to purchase approximately 1,331 ounces of our precious metal concentrate for approximately $2,800,000. VVMCI, a wholly owned subsidiary of Vivakor, Inc. owns all of the Class A Units of IME, which have sole voting power for all material matters except for removal of the manager, and VVMCI serves as a manager of IME. For the year ended December 31, 2021 and 2020, the Company sold none and $54,250, respectively, of the precious metal concentrate through this option.

The Company has a note payable to Triple T, which is owned by the 51% majority-owner of Vivakor Middle East LLC. As of December 31, 2021 and 2020 the balance owed was $353,330 and $376,972.

On January 20, 2021, the Company entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. The Company is required to pay $25,000 and 16,667 shares of restricted common stock upon signing. Upon the earlier of (i) 120 days or (ii) the effectiveness of the Company's Registration Statement and receipt of public offering proceeds, the Company will pay licensor $225,000. When the licensor delivers to the Company data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, Company shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, Company will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, the Company will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if the Company fails to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. The Company shall share in the development costs of the sensor technology to the time of commercialization. Total costs attributed to the Company are estimated to be $125,000. From May, 2021 through March 3, 2022, the parties amended the license agreement to extend the terms of the first milestone to March 4, 2022, of which we paid $15,000 as consideration for the extensions and $225,000 to be paid on March 4, 2022.

As of December 31, 2020, the Company had a common board of directors member with CannaPharmaRx Inc. The Company has a $33,000 account receivable with CannaPharmaRx Inc. for leasing office space to this entity. As of December 31, 2020, the Company recorded an allowance for doubtful accounts on these receivables in the amount of $33,000. As of January 1, 2021 the Company no longer leases office space to this entity.

Note 22. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On February 1, 2022, the Company entered into a lease agreement for approximately 2,533 square feet of office and manufacturing space located in Las Vegas, Nevada. Commencing on March 1, 2022, the Company entered into a three-year lease with Speedway Commerce Center, LLC. Under the terms of the lease agreement, we are required to make the following monthly lease payments: Year 1 $1,950, Year 2 $2,028, Year 3 $2,110. As a condition of the lease, we were required to provide a $2,418 security deposit.

On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, the Company has granted the underwriter, EF Hutton, division of Benchmark Investments, LLC ("EF Hutton"), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. The Company's Common Stock began trading on the Nasdaq Capital Market on February 14, 2022, under the symbol "VIVK". EF Hutton, acted as sole book-running manager for the offering. Simultaneous with the close of the offering, the Company converted 66,667 shares of Series A Preferred Stock in to 833,333 shares of common stock. The Company effected a 1-for-30 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State simultaneously with the close of the underwritten public offering, which was effective at the commencement of trading of our Common Stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share, resulting in a round up issuance of 2,271 shares of common stock. In conjunction with the offering, approximately $1,228,997 in convertible notes payable were converted into 272,156 shares of common stock. All issued and outstanding common stock, preferred stock, and per share amounts in the consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

On March 3, 2022, the Company amended our TBT license agreement to extend the terms of the first milestone to March 4, 2022.

On March 9, 2022, entered into a land lease agreement for located in Vernal, Utah, which allows the Company to operate on the land and receive ore supply of 2,000 tons per day of oil sand material, which is guaranteed by the land owner to be at a minimum of 10% hydrocarbon by weight. Commencing in March 2022, the Company entered into a five-year lease, with an optional additional five-year extension, with Tar Sands Holdings II, LLC. Under the terms of the lease agreement, we are required to pay $3 per ton of oil sands processed. As a condition of the lease, we were required to provide a $30,000 prepayment toward tons of oil sands processed.

On March 28, 2022, the Company entered into a lease agreement for approximately 1,469 square feet of office space located in Lehi, Utah. Commencing on April 1, 2022, the Company entered into a three-year lease with Victory Holdings, LLC. Under the terms of the lease agreement, we are required to make the following monthly lease payments: Year 1 is comprised of April to May 2022 $867, June 2022 to March 2023 $3,550, Year 2 $3,657, Year 3 $3,766. As a condition of the lease, we were required to provide a $3,766 security deposit.

On April 1, 2022, the Company entered into a lease agreement for approximately 2,000 square feet of office and warehouse space located in Houston, Texas. Commencing on April 1, 2022, the Company entered into a month-to-month lease with JVS Holdings, Inc. The lease may be terminated at any time or for any reason with a 30-day written notice to terminate. The lease requires a monthly lease payment of $2,000 as long as the Company remains in the space.

Subsequent to December 31, 2021, VWFI has raised $245,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to December 31, 2021, VWFI has also converted $975,000 of convertible debt into VWFI LLC units.

Subsequent to December 31, 2021 the Company amended a convertible note payable with a principal balance of $250,000 to extend the note’s maturity date to August, 2022 in exchange for an increase in principal owed of $25,000. Subsequent to year end, this convertible note and its accrued interest were converted to common stock as discussed earlier.

Subsequent to December 31, 2021 the Company amended a note payable with a principal balance of $334,775 to extend the note’s maturity date to April 1, 2023, with monthly payments of approximately $29,432 until paid in full.

