Form 10-K/A
period 2021-12-31
Vivakor, Inc.
filed 2022-05-02
CIK 1450704

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment NO. 1)

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

Documents Incorporated by Reference: Amendment No. 11 to Registration Statement on Form S-1, filed with the SEC on February 11, 2022.

i

EXPLANATORY NOTE

Vivakor, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on April 15, 2022 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely to restate the Consolidated Financial Statements in the Original Form 10-K to correct scrivener’s errors which led to an incorrect version of the 10-K being inadvertently filed with respect to disclosures under Item 1A Risk Factors, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15 Exhibits and Financial Statement Schedules, including the correction of interest expense to reflect a reduction in the amount of approximately $400,000 and certain other adjustments required in connection with such correction. See Note 23 in the Notes to the Consolidated Financial Statements (As Restated) for the impact on the financial statements. The Company has also updated its subsequent events through the date of filing in Note 22 of the Notes to the Consolidated Financial Statements for the filing of this Amendment No. 1.

Except for the revisions described above and certain other clarifying changes, this Amendment No. 1 does not update any of the statements contained in the Original Form 10-K or provide any other information.  This Amendment No.1 does not purport to reflect any information or events subsequent to the Original Form 10-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the Securities and Exchange Commission made subsequent to the Original Form 10-K.

ii

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

iii

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

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

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

We have identified material weaknesses in our internal controls related to the segregation of duties and financial reporting process within our internal controls. We believe that we will have substantially resolved our previously identified material weakness in our internal controls as we continue to hire personnel to fulfill the duties related to the financial reporting process and growth in our business. There can be no assurances that weakness in our internal controls will not occur in the future.

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

For the years ended December 31, 2021 and 2020, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $7,255,706 and $2,871,369, we recognized a $1,051,007 (decrease) $466,164 (increase) related to our provision for income taxes as described above, our depreciation and amortization of $1,462,492 and $1,562,662, and an increase in accounts payable of $38,128 and $517,931 related to the building of our second RPCs. For the years ended December 31, 2021 and 2020, we were also able to issue stock for services of $438,004 and $281,231, common stock options issued for services in relation to a consultant and the Board of Director of $1,585,000 and $555,000, and stock-based compensation employees of $446,112 and $146,114 in lieu of using cash. We also realized interest expense on loans and notes payable of $501,598 and $71,361 related to the Company entering into loans and notes payable to cover operating expenses during the COVID-19 pandemic, and our commencement our VWFI $25,000,000 private placement offering to sell convertible promissory notes, which accrue interest at 12% per annum, and convert to VWFI LLC units after six months. For the years ended December 31, 2021 and 2020 we also realized a $87,044 gain and $121,428 loss on conversions of notes receivable, and an unrealized loss of $1,094,054 and an unrealized gain of $2,614,338 on marketable securities as described above.

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

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the year ended December 31, 2021 and 2020, we issued none and $624,907 noncontrolling units of RDM, and we also received proceeds of $8,033,407 and $944,673 related to the issuance of convertible bridge notes and other loans. For the year ended December 31, 2021, as included in the proceeds above, we obtained Paycheck Protection Program loans for $295,745 that may be forgiven under the CARES Act, if we can demonstrate that the proceeds from the loan were used for eligible expenses.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer , as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not have enough personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements and Form 10-K. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

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

c)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement	S-1/A	2/10/22	1.1
3.1	Amended and Restated Articles of Incorporation	S-1	11/10/20	3.1
3.2	Bylaws	S-1	11/10/20	3.2
3.3	Amendments to Amended and Restated Articles of Incorporation	S-1	11/10/20	3.3
3.4	Form of Certificate of Change	S-1/A	2/4/22	3.4
4.1	Description of Securities	10-K	4/15/22	4.1
4.2	Form of Representative Warrant	S-1/A	2/10/22	4.1
4.3	Form of Convertible Promissory Note (2013)	S-1/A	2/12/21	4.2
4.4	Payroll Protection Program Loan, with Chase Bank	S-1/A	2/12/21	4.4
4.5	Payroll Protection Program Loan, with Blue Ridge Bank	S-1/A	2/12/21	4.5
4.6	Small Business Association Loan	S-1/A	2/12/21	4.6
10.1	Amended Contribution Agreement between Sustainable Fuels Incorporated and Vivakor, Inc. dated as of June 15, 2016	S-1	11/10/20	10.1
10.2	Intellectual Property License Agreement by and between BGreen, LLC and Vivakor, Inc. dated as of September 30, 2020	S-1	11/10/20	10.4
10.3	Patent and Intellectual Property License Agreement by and between CSS Nanotech, Inc. and Vivakor, Inc. dated as of July 22, 2020	S-1	11/10/20	10.5
10.4	Employment Agreement by and between Vivakor, Inc. and Matthew Nicosia	S-1	11/10/20	10.6
10.5	Employment Agreement by and between Vivakor, Inc. and Tyler Nelson	S-1	11/10/20	10.7
10.6	Vivakor, Inc. 2021 Stock Incentive Plan	S-1/A	2/9/22	10.8
10.7	Intellectual Property Agreement by and between VivaVentures Precious Metals, LLC and Vivakor, Inc.	S-1/A	4/12/21	10.15
10.8	Form of Operating Agreement VV UTSI	S-1/A	4/12/21	10.16
10.9	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.17
10.10	Amendment No. 1 to Amended and Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.18
10.11	Operating Agreement VV RII	S-1/A	2/12/21	10.19
10.12	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures Royalty II	S-1/A	2/12/21	10.20
10.13	Articles of Association of Vivakor Company	S-1/A	2/12/21	10.21
10.14	Form of LLC Agreement of IMX	S-1/A	4/12/21	10.22
10.15	Form of LLC Agreement of RPC Design	S-1/A	4/12/21	10.23
10.16	Form of LLC Agreement of Viva Wealth	S-1/A	4/12/21	10.24
10.17	Form of LLC Agreement of VOF	S-1/A	4/12/21	10.25
10.18	Agreement Regarding Assets, entered into as of December 3, 2018	S-1/A	2/12/21	10.26

10.19	Amendment to Agreement	S-1/A	2/12/21	10.27
10.20	Amendment No. 3 to Novus Loan Agreement	S-1/A	4/12/21	10.30
10.21	Amendment No. 4 to Novus Loan Agreement	10-K	4/15/22	10.21
10.22	Amendment No. 5 to Novus Loan Agreement	10-K	4/15/22	10.22
10.23	Master Revolving Note made in favor of Triple T	S-1/A	4/12/21	10.29
10.24	Sensor Technology License Agreement	S-1/A	7/2/21	10.32
10.25	Amendment No. 1 to the Sensor Technology License Agreement	S-1/A	7/2/21	10.33
10.26	Amendment No. 2 to the Sensor Technology License Agreement	10-K	4/15/22	10.26
10.27	Amendment No. 3 to the Sensor Technology License Agreement	10-K	4/15/22	10.27
10.28	Amendment No. 4 to the Sensor Technology License Agreement	10-K	4/15/22	10.28
10.29	Services Agreement, entered into on December 14, 2021	8-K	12/20/21	10.1
10.30	Land Lease Agreement	8-K	3/15/22	10.1
21.1	List of Subsidiaries	S-1	11/10/20	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.

**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: May 2, 2022	By:	/s/ Matthew Nicosia
Matthew Nicosia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Matthew Nicosia	Chief Executive Officer and Director	May 2, 2022
Matthew Nicosia	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer	May 2, 2022
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ Joseph Spence	Director	May 2, 2022
Joseph Spence

/s/ Matthew Balk	Director	May 2, 2022
Matthew Balk

/s/ Trent Staggs	Director	May 2, 2022
Trent Staggs

/s/ Al Ferrara	Director	May 2, 2022
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

As discussed in Note 23 to the consolidated financial statements, the Company filed an incorrect version of the consolidated financial statements and Form 10-K, due to administrative errors, on April 15, 2022. The December 31, 2021, consolidated financial statements have been restated to reflect the correct version of the consolidated financial statements that we audited. In our opinion, such corrections are appropriate and have now been properly reported.

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

Irvine, California

April 15, 2022, except for Notes 22 and 23 as to which the date is May 2, 2022

VIVAKOR, INC.

CONSOLIDATED BALANCE SHEETS

(As Restated)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,293,767	$309,404
Cash and cash equivalents attributed to variable interest entity	199,952	89,500
Accounts Receivable, less allowances of $33,000 and $33,000, respectively	845	7,735
Marketable securities	2,231,218	4,016,951
Inventories	192,000	525,744
Precious metal concentrate	1,166,709	1,166,709
Other assets	73,245	87,052
Total current assets	5,157,736	6,203,095

Other investments	4,000	4,000
Notes receivable	1,194,235	78,455
Property and equipment, net	24,692,111	18,152,699
Rights of use assets- operating leases	663,291	881,804
License agreement, net	2,370,835	2,013,810
Intellectual property, net	13,662,037	14,966,627
Total assets	$47,744,245	$42,300,490

LIABILITIES AND STOCKHOLDERS’ EQUITY AND TEMPORARY EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,023,985	$1,350,808
Operating lease liabilities, current	287,769	276,699
Loans and notes payable, current	1,511,447	1,196,037
Loans and notes payable, current attributed to variable interest entity	3,416,379	735,000
Long-term debt, current	3,256	1,020
Total current liabilities	7,242,836	3,559,564

Operating lease liabilities, long term	434,109	618,696
Loans and notes payable, long term	1,185,970	914,661
Long-term debt	6,171,298	4,950,640
Deferred income tax liabilities	5,156,899	6,207,905
Total liabilities	20,191,112	16,251,466

Redeemable, convertible preferred stock, $.001 par value; 11,600,000 shares authorized;(1)
Series B- 12.5%, cumulative, none and 216,916 issued and outstanding as of December 31, 2021 and 2020(1)	–	1,301,500
Series B-1- none and 467,728 issued and outstanding as of December 31, 2021 and 2020(1)	–	3,507,981
Series C-1- none and 255,290 issued and outstanding as of December 31, 2021 and 2020(1)	–	4,550,977
Total temporary equity	–	9,360,458

Stockholders' equity:
Convertible, preferred stock, $.001 par value; 3,400,000 shares authorized;(1)
Series A- 66,667 issued and outstanding (1)	67	67
Common stock, $.001 par value; 41,666,667 shares authorized; 12,330,859 and 11,255,967 were issued and outstanding as of December 31, 2021 and 2020(1)	12,331	11,256
Additional paid-in capital	58,279,590	45,623,146
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(35,731,359)	(30,204,992)
Total Vivakor, Inc. stockholders' equity	22,540,629	15,409,477
Noncontrolling interest	5,012,504	1,279,089
Total stockholders' equity	27,553,133	16,688,566
Total liabilities and stockholders’ equity and temporary equity	$47,744,245	$42,300,490

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(As Restated)

	Year Ended
	December 31,
	2021	2020

Revenues	$1,088,428	$1,457,781
Cost of revenues	1,050,676	1,356,378
Gross profit	37,752	101,403
Operating expenses:
Sales and marketing	849,107	567,290
General and administrative	4,652,069	2,806,238
Bad debt expense	–	13,645
Amortization and depreciation	1,462,492	1,562,622
Total operating expenses	6,963,668	4,949,795
Loss from operations	(6,925,916)	(4,848,392)
Other income:
Equity investment loss	–	(37,665)
Gain (loss) on disposition of asset	87,044	(121,428)
Unrealized gain (loss) on marketable securities	(1,094,054)	2,614,338
Interest income	3,312	35,344
Interest expense	(501,598)	(86,162)
Other income	125,299	39,560
Total other income (expense)	(1,379,997)	2,443,987
Loss before provision for income taxes	(8,305,913)	(2,404,405)
Benefit (provision) for income taxes	1,050,207	(466,964)
Consolidated net loss	(7,255,706)	(2,871,369)
Less: Net loss attributable to noncontrolling interests	(1,771,535)	(687,672)
Net loss attributable to Vivakor, Inc.	$(5,484,171)	$(2,183,697)

Net loss attributable to common shareholders	$(5,484,171)	$(2,183,697)
Dividend on preferred stock	42,196	172,795
	$(5,526,367)	$(2,356,492)

Basic and diluted net loss per share (1)	$(0.46)	$(0.23)

Basic weighted average common shares outstanding (1)	11,976,116	10,310,167

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

(As Restated)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)
December 31, 2019(1)	66,667	$67	9,511,465	$9,511	$25,071,709	$(20,000)	$(27,848,500)	1,341,854	$(1,445,359)
Common Stock issued for reduction in stock payable(1)	–	–	666,667	667	11,799,333	–	–	–	11,800,000
Common Stock issued for a reduction in liabilities(1)	–	–	9,164	9	135,984	–	–	–	135,993
Common Stock issued for cash(1)	–	–	7,600	8	41,020	–	–	–	41,028
Common Stock issued for services(1)	–	–	23,333	23	281,208	–	–	–	281,231
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	1,037,738	1,038	7,592,778	–	–	–	7,593,816
Stock options issued for services	–	–	–	–	555,000	–	–	–	555,000
Stock based compensation	–	–	–	–	146,114	–	–	–	146,114
Issuance of noncontrolling interest	–	–	–	–	–	–	–	624,907	624,907
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(172,795)	–	(172,795)
Net loss	–	–	–	–	–	–	(2,183,697)	(687,672)	(2,871,369)
December 31, 2020(1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	1,279,089	$16,688,566
Common Stock issued for services(1)	–	–	33,667	34	437,970	–	–	–	438,004
Common Stock issued for a reduction of liabilities(1)	–	–	68,611	68	495,731	–	–	–	495,799
Common Stock issued for the purchase of a license(1)			16,667	17	224,983	–	–	–	225,000
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	955,947	956	9,466,648	–	–	–	9,467,604
Stock options issued for services	–	–	–	–	1,585,000	–	–	–	1,585,000
Stock based compensation	–	–	–	–	446,112	–	–	–	446,112
Distributions paid by noncontrolling interest	–	–	–	–	–	–	–	(55,050)	(55,050)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	5,560,000	5,560,000
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(42,196)	–	(42,196)
Net (loss)	–	–	–	–	–	–	(5,484,171)	(1,771,535)	(7,255,706)
December 31, 2021	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(As Restated)

	Year Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Consolidated net loss	$(7,255,706)	$(2,871,369)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,462,492	1,562,622
Bad debt expense	–	13,645
Forgiveness of notes payable	(90,711)	–
Equity investment loss	–	37,665
Loss (gain) on disposition of asset	(87,044)	121,428
Common stock options issued for services	1,585,000	555,000
Common stock issued for services	438,004	281,231
Unrealized gain (loss) marketable securities	1,094,054	(2,614,338)
Deferred income taxes	(1,051,007)	466,164
Stock-based compensation	446,112	146,114
Changes in operating assets and liabilities:
Accounts receivable	6,890	(19,735)
Inventory	–	–
Other assets	13,807	(2,549)
Precious metal concentrate	–	16,519
Right of use assets	218,513	285,345
Operating lease liabilities	(218,513)	(285,345)
Accounts payable	38,128	517,931
Accrued interest on notes receivable	(3,313)	(35,344)
Accrued interest on notes payable	501,598	71,361
Net cash used in operating activities	(2,901,696)	(1,753,655)

INVESTING ACTIVITIES:
Issuance of notes receivable	–	(10,441)
Payment on costs of patents	(13,366)	(18,854)
Purchase of a technology license	(265,000)	–
Purchase of equipment	(4,236,276)	(1,197,922)
Net cash used in investing activities	(4,514,642)	(1,227,217)

FINANCING ACTIVITIES:
Payment of long-term debt	(7,735)	(116,535)
Proceeds from loans and notes payable	9,135,984	2,231,796
Proceeds from sale of common stock	–	41,028
Payment of notes payable	(562,046)	(6,323)
Distributions to noncontrolling interest	(55,050)	–
Issuance of noncontrolling interest	–	624,907
Net cash provided by financing activities	8,511,153	2,774,873

Net increase (decrease) in cash and cash equivalents	1,094,815	(205,999)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,904	604,903
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,493,719	$398,904

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	390,843	–
Income taxes	–	–

Noncash transactions:
Conversion of Series B, B-1, and C-1 Preferred Stock to Common Stock	$9,467,604	$7,593,816
Common stock issued for a reduction in liabilities	$495,799	$11,935,993
Conversion of note receivable to equity investment	$81,768	$809,578
Noncontrolling interest issued for a reduction in liabilities	$5,504,950	$–
Preferred stock Series C-1 issued for a reduction in liabilities	$64,950	$–
Common stock issued for the purchase of a license	$225,000	$–
Capitalized interest on construction in process	$1,614,697	$1,025,852
Dividend paid in Series B-1 Preferred Stock	$42,196	$172,795
Sale of marketable securities for note receivable	$860,491	$–
Accounts payable on purchase of equipment	$700,000	$–

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

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

As of December 31, 2021 and 2020 the net realizable value of our precious metal concentrate is $1,166,709.

Note 8. Notes Receivable

	December 31,
	2021	2020
Scepter Holdings, Inc. note receivable (a)	–	78,455
PLC International Investments, Inc. (b)	860,491	–
TMC Capital, LLC (c)	333,744	–
Total Notes Receivable	$1,194,235	$78,455

______________________

(a)	Master Revolving Note with Scepter Holdings, Inc. (ticker: BRZL, OTC Markets), which the Company entered into in January 2019 to lend up to $70,000 to the holder. The note accrues interest at a rate of 7% per annum and accrues monthly on the outstanding principal. In August 2021 we converted the note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable.

(b)	In December 2021 we sold such 3,309,578 shares of Odyssey common stock in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five year term.

(c)	The Company entered into an Ore Supply Agreement in December 2016 with TMC Capital, LLC, an affiliate of MCW Energy Group Limited, in which the Company had the option to purchase 400,000 tons of oil sands from the supplier. The Company paid the supplier $333,744 at the commencement of the agreement. The parties amended the agreement in December 2021 to return the $333,744 on or before October 1, 2022.

Note 9. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Office furniture and equipment	$14,998	$4,000	$10,998	$14,998	$2,088	$12,910
Vehicles	48,248	26,306	21,942	48,248	16,657	31,591
Precious metal extraction machine- 1 ton	2,280,000	228,000	2,052,000	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	5,320,000	532,000	4,788,000	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	1,440,000	–	1,440,000	1,440,000	–	1,440,000
Nanosponge/Cavitation device	22,103	–	22,103	22,103	–	22,103
Remediation Processing Unit 1	6,249,082	–	6,249,082	5,558,949	–	5,558,949
Remediation Processing Unit 2	5,201,098	–	5,201,098	4,149,793	–	4,149,793
Remediation Processing Unit System A	2,561,467	–	2,561,467	97,353	–	97,353
Remediation Processing Unit System B	2,345,421	–	2,345,421	–	–	–
Total fixed assets	$25,482,417	$790,306	$24,692,111	$18,931,444	$778,745	$18,152,699

For the year ended December 31, 2021 the Company paid $64,950 with 5,413 shares of Series C-1 Preferred Stock for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the years ended December 31, 2021 and 2020 depreciation expense was $11,561 and $11,508. For the years ended December 31, 2021 and 2020 capitalized interest to equipment from debt financing was $1,614,697 and $1,025,852. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

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

On April 26, 2022, the Company entered into a 10-year contract with Hot Oil Transport, LLC, a supplier of asphalt materials. The quantity of product purchased pursuant to the agreement shall be 1,000 tons of product per week, or the entirety of any lesser amount that may be produced by the Company during any given week. Buyer shall also have the first right of refusal to purchase all or any portion of additional product that may be produced by the Company within the state of Utah. Subject to the Company’s right to continue operating at the current plant site in Vernal, the agreement shall automatically renew for two successive 10-year terms unless either party terminates the agreement by written notice to the other party not less than three months prior to the expiration of the initial term or any renewal term.

Subsequent to December 31, 2021, VWFI has raised $295,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to December 31, 2021, VWFI has also converted $1,320,000 of convertible debt into VWFI LLC units.

Subsequent to December 31, 2021, VWFI has raised $295,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to December 31, 2021, VWFI has also converted $2,235,000 of convertible debt into VWFI LLC units.

Subsequent to December 31, 2021 the Company amended a note payable with a principal balance of $334,775 to extend the note’s maturity date to April 1, 2023, with monthly payments of approximately $29,432 until paid in full.

Note 23. Restatement of Previously Issued Financial Statements

Subsequent to the filing of the December 31, 2021 Form 10-K, the Company became aware of scrivener’s errors in its filing, which led to incorrect financial information being inadvertently filed in the Form 10-K, including the correction of interest expense to reflect a reduction in the amount of $398,954 and certain other adjustments. Management determined it should restate its previously reported financial statements. The Company noted that financial statements were appropriately prepared, but due to these scrivener’s errors an incorrect version was filed on April 15, 2022.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2021
Property and equipment, net	$24,293,157	$398,954	$24,692,111
Total assets	$47,345,291	$398,954	$47,744,245
Noncontrolling interest	$4,613,550	$398,954	$5,012,504
Total stockholders' equity	$27,154,179	$398,954	$27,553,133
Total liabilities and stockholders’ equity and temporary equity	$47,345,291	$398,954	$47,744,245
Consolidated Statement of Operations for the Year Ended December 31, 2021
Interest expense	$900,552	$(398,954)	$501,598
Total other income (expense)	$(1,778,951)	$398,954	$(1,379,997)
Loss before provision for income taxes	$(8,704,867)	$398,954	$(8,305,913)
Consolidated net loss	$(7,654,660)	$398,954	$(7,255,706)
Less: Net loss attributable to noncontrolling interests	$(2,170,489)	$398,954	$(1,771,535)
Statement of Changes in Stockholders’ Equity (Deficit) December 31, 2021
Net loss, Noncontrolling interest	$(2,170,489)	$398,954	$(1,771,535)
Net loss, Total Stockholders' Equity (Deficit)	$(7,654,660)	$398,954	$(7,255,706)
Noncontrolling interest as of December 31, 2021	$4,613,550	$398,954	$5,012,504
Total Stockholders' Equity (Deficit) as of December 31, 2021	$27,154,179	$398,954	$27,553,133
Consolidated Statement of Cash Flows for the Year Ended December 31, 2021
Consolidated net loss	$(7,654,660)	$398,954	$(7,255,706)
Accrued interest on notes payable	$900,552	$(398,954)	$501,598
Capitalized interest on construction in process	$1,215,743	$398,954	$1,614,697
Note 9 Property and Equipment
Remediation Processing Unit System A, Gross Carrying Amount	$2,253,967	$307,500	$2,561,467
Remediation Processing Unit System B, Gross Carrying Amount	$2,253,967	$91,454	$2,345,421
Total Fixed Assets, Gross Carrying Amount	$25,083,463	$398,954	$25,482,417
Remediation Processing Unit System A, Net Book Value	$2,253,967	$307,500	$2,561,467
Remediation Processing Unit System B, Net Book Value	$2,253,967	$91,454	$2,345,421
Total Fixed Assets, Net Book Value	$24,293,157	$398,954	$24,692,111

