Form 10-Q
period 2022-03-31
Vivakor, Inc.
filed 2022-05-13
CIK 1450704

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-41286

VIVAKOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4101 North Thanksgiving Way Lehi, UT	84043
(Address of Principal Executive Offices)	(Zip Code)

(949) 281-2606

(Registrant’s telephone number, including area code)

433 Lawndale Drive South Salt Lake City, UT	84115
(Address of Principal Executive Offices)	(Zip Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	VIVK	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2022, there were 15,038,619 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

EXPLANATORY NOTE

On February 14, 2022, we effected a 1-for-30 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State, which was filed simultaneously with the close of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the Nasdaq Capital Market, LLC (see, Part II, Item 5 “Other Information”). As a result of the Reverse Stock Split, all authorized and outstanding common stock, preferred stock, and per share amounts in this Quarterly Report on Form 10-Q, including, but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,524,956	$1,293,767
Cash and cash equivalents attributed to variable interest entity	322,268	199,952
Accounts Receivable, less allowances of $33,000 and $33,000, respectively	845	845
Marketable securities	3,470,784	2,231,218
Inventories	222,000	192,000
Precious metal concentrate	1,166,709	1,166,709
Other assets	75,663	73,245
Total current assets	11,783,225	5,157,736

Other investments	4,000	4,000
Notes receivable	1,190,614	1,194,235
Property and equipment, net	25,383,533	24,692,111
Rights of use assets- operating leases	795,107	663,291
License agreement, net	2,328,274	2,370,835
Intellectual property, net	13,332,270	13,662,037
Total assets	$54,817,023	$47,744,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,155,372	$2,023,985
Operating lease liabilities, current	270,452	287,769
Loans and notes payable, current	806,109	1,511,447
Loans and notes payable, current attributed to variable interest entity	1,852,540	3,416,379
Long-term debt, current	5,198	3,256
Total current liabilities	5,089,671	7,242,836

Operating lease liabilities, long term	581,039	434,109
Loans and notes payable, long term	834,951	1,185,970
Long-term debt	6,619,293	6,171,298
Deferred income tax liabilities	5,156,899	5,156,899
Total liabilities	18,281,853	20,191,112

Stockholders' equity:
Convertible, preferred stock, $.001 par value; 3,400,000 shares authorized;(1) Series A- 66,667 issued and outstanding(1)	–	67
Common stock, $.001 par value; 41,666,667 shares authorized; 15,038,619 and 12,330,859 were issued and outstanding as of March 31, 2022 and December 31, 2021(1)	15,039	12,331
Additional paid-in capital	66,200,971	58,279,590
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(36,332,242)	(35,731,359)
Total Vivakor, Inc. stockholders' equity	29,863,768	22,540,629
Noncontrolling interest	6,671,402	5,012,504
Total stockholders' equity	36,535,170	27,553,133
Total liabilities and stockholders’ equity	$54,817,023	$47,744,245

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March, 31
	2022	2021

Revenues	$–	$95,000
Cost of revenues	–	91,920
Gross profit	–	3,080
Operating expenses:
Sales and marketing	191,339	702,528
General and administrative	1,312,807	1,073,845
Amortization and depreciation	375,218	363,279
Total operating expenses	1,879,364	2,139,652
Loss from operations	(1,879,364)	(2,136,572)
Other income:
Unrealized gain on marketable securities	1,239,566	12,683,444
Interest income	6,378	1,243
Interest expense	(91,965)	(154,021)
Other income	150	1,294
Total other income	1,154,129	12,531,960
Loss before provision for income taxes	(725,235)	10,395,388
Provision for income taxes	(800)	(1,020,388)
Consolidated net income (loss)	(726,035)	9,375,000
Less: Net loss attributable to noncontrolling interests	(125,152)	(141,841)
Net income (loss) attributable to Vivakor, Inc.	$(600,883)	$9,516,841

Basic and diluted net loss per share (1)	$(0.04)	$0.84
Diluted net income per share (1)	$(0.04)	$0.73

Basic weighted average common shares outstanding (1)	13,730,159	11,310,144
Effect of dilutive securities (1)	–	1,793,361
Diluted weighted average common shares outstanding (1)	13,730,159	13,103,505

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2021 (1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for a reduction of liabilities	–	–	272,156	273	1,144,719	–	–	–	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	–	–	–	–
Common Stock issued for cash	–	–	1,600,000	1,600	6,238,400	–	–	–	6,240,000
Common stock issued for fractional shares from reverse stock split	–	–	2,271	2	–	–	–	–	2
Stock options issued for services	–	–	–	–	427,500	–	–	–	427,500
Stock based compensation	–	–	–	–	111,528	–	–	–	111,528
Distributions by noncontrolling interest	–	–	–	–	–	–	–	(135,950)	(135,950)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	1,920,000	1,920,000
Net loss	–	–	–	–	–	–	(600,883)	(125,152)	(726,035)
March 31, 2022 (unaudited)	–	$–	15,038,619	$15,039	$66,200,971	$(20,000)	$(36,332,242)	$6,671,402	$36,535,170

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2020 (1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	$1,279,089	$16,688,566
Common Stock issued for services (1)	–	–	33,667	34	437,966	–	–	–	438,000
Common Stock issued for a reduction of liabilities (1)	–	–	3,333	3	35,997	–	–	–	36,000
Common Stock issued for the purchase of a license (1)	–	–	16,667	17	224,983	–	–	–	225,000
Conversion of temporary equity Series B and B-1 Preferred Stock to Common Stock (1)	–	–	11,635	12	82,253	–	–	–	82,265
Stock options issued for services	–	–	–	–	302,500	–	–	–	302,500
Stock based compensation	–	–	–	–	111,528	–	–	–	111,528
Net income (loss)	–	–	–	–	–	–	9,516,841	(141,841)	9,375,000
March 31, 2021 (unaudited)	66,667	$67	11,321,269	$11,322	$46,818,373	$(20,000)	$(20,688,151)	$1,137,248	$27,258,859

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net loss	$(726,035)	$9,375,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	375,218	363,279
Common stock options issued for services	427,500	302,500
Common stock issued for services	–	438,000
Unrealized gain (loss)- marketable securities	(1,239,566)	(12,683,444)
Deferred income taxes	–	1,019,588
Stock-based compensation	111,528	111,527
Changes in operating assets and liabilities:
Accounts receivable	–	(92,265)
Inventory	(30,000)	–
Other assets	(2,418)	13,807
Accounts payable	131,389	(291,412)
Accrued interest on notes receivable	(6,379)	(1,243)
Accrued interest on notes payable	91,965	154,021
Net cash used in operating activities	(866,798)	(1,290,642)

INVESTING ACTIVITIES:
Issuance of notes receivable	10,000	–
Payment on costs of patents	–	(4,960)
Purchase of a technology license	–	(25,000)
Purchase of equipment	(206,298)	(427,374)
Net cash used in investing activities	(196,298)	(457,334)

FINANCING ACTIVITIES:
Proceeds from loans and notes payable	427,496	3,250,774
Proceeds from sale of common stock	6,240,000	–
Payment of notes payable	(114,945)	(1,464)
Distributions to noncontrolling interest	(135,950)	–
Net cash provided by financing activities	6,416,601	3,249,310

Net increase (decrease) in cash and cash equivalents	5,353,505	1,501,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,493,719	398,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,847,224	$1,900,238

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$113,975	$–
Income taxes	$–	$–

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$1,200,000	$82,265
Common stock issued for a reduction in liabilities	$1,144,992	$36,000
Noncontrolling interest issued for a reduction in liabilities	$1,920,000	$–
Preferred stock Series C-1 issued for a reduction in liabilities	$–	$64,950
Common stock issued for the purchase of a license	$–	$225,000
Capitalized interest on construction in process	$488,014	$393,869

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

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

COVID-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions, Utah has resumed operations in full. Kuwait has allowed for the Company to obtain site personnel visas to recommence operations. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Principles of Consolidation

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. For the three months ended March 31, 2022 and year ended December 31, 2021 the following entities are considered to be a VIE and are consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC and RPC Design and Manufacturing, LLC. For the three months ended March 31, 2022 and year ended December 31, 2021 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the three months ended March 31, 2022 and year ended December 31, 2021 the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $3,750,312 and $3,753,296 (where the primary asset represents a receivable from the Company), and liabilities of $46,011 and $12,608. Vivaventures Royalty II, LLC held assets of $2,833,954 and $2,648,810 (where the primary asset represents a receivable from the Company), and liabilities of $1,821 and $300. Vivaopportunity Fund LLC held assets of $2,119,916 and $2,119,961 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and no liabilities. International Metals Exchange, LLC held assets of $30,387 and $30,461 and liabilities of $1,900.

RPC Design and Manufacturing, LLC: As of March 31, 2022 and year ended December 31, 2021, investors in RDM have a noncontrolling interest of $538,684 and $629,694, respectively. As of March 31, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of March 31, 2022 and December 31, 2021 this VIE has an outstanding note payable to the reporting entity in the amount of $382,330 and $354,566, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC:  As of March 31, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and cannot be used to settle the obligations of the reporting entity. As of March 31, 2022 and December 31, 2021, the Company has cash attributed to variable interest entities of $322,268 and $199,952. As of March 31, 2022, VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B. In the event that VWFI does not raise at least $6,250,000 for these RPC Series by the offering termination date (which date has been extended until November 13, 2022), then the convertible notes and/or units would convert into Vivakor common stock where the minimum conversion price will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in the underwritten offering, which was closed on February 14, 2022 at $5.00 per share. As of April 28, 2022, VWFI has raised approximately $2,870,000 for RPC Series B. VWFI unit holders may also sell their units to the Company for their principal investment amount on the 3rd, 4th, and 5th anniversary of the offering termination date, which if this option were exercised, the Company may elect to pay the amount in either cash or common stock. The Company also has the option to purchase any LLC units where the members did not exercise their conversion option under the same terms and pricing for cash or common stock. VWFI has entered into a license agreement with the Company indicating that VWFI will pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology. All of the operations of VWFI relate to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controls VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company. Creditors of VWFI have no recourse to the general credit of the Company. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, and any unfunded capital expenditures, and the expense to the unit holders in conversion to common stock if series of equipment cannot be fully funded, which ultimately could be 100% of any custom machine. We are responsible for the decisions related to the expenditures of VWFI proceeds including budgeting, financing and dispatch of power surrounding the series of equipment. Based on all these facts, it was determined that we are the primary beneficiary of VWFI. Therefore, VWFI has been consolidated by the Company.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the three months ended March 31, 2022 or for the year ended December 31, 2021, as the Company was still in the early phases of our business plan and operating losses were expected in our early phases. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait, but has since allowed for the Company to obtain site personnel visas to recommence operations. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. We performed an analysis and assessed that there to be no impairment for the three months ended March 31, 2022 or for the year ended December 31, 2021.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the three months ended March 31, 2022 and 2021.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of March 31, 2022 and 2021 include the following: convertible notes payable convertible into approximately 14,560 and 176,317 shares of common stock, convertible Series A preferred stock convertible into none and 666,667 shares of common stock (due to the event of a public offering of the Company’s common stock in February 2022 this will convert to 833,333 shares), convertible Series B preferred stock convertible into approximately none and 213,583 shares of common stock, convertible Series B-1 preferred stock convertible into approximately none and 459,426 shares of common stock, convertible Series C-1 preferred stock convertible into approximately none and 260,702 shares of common stock, stock options granted to employees of 183,333 and 16,667 shares of common stock. Stock options granted to Board members or consultants of 466,667 shares of common stock were granted as of March 31, 2022. There were also warrants issued and outstanding to EF Hutton of 80,000 shares of common stock as of March 31, 2022.

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

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of March 31, 2022, we had an accumulated deficit of approximately $36.3 million. As of March 31, 2022 we had cash of $6,847,224. The Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Prior to the offering, we financed our operations primarily through debt financing, private equity offerings our working interest agreements. We believe we have other liquid assets that may be used to assist in financing the operations of the Company if needed, including marketable securities in Scepter, which hold a fair value $3,470,784 as of March 31, 2022 and have been deposited for trading. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through April 2023.

Note 3. Marketable Securities

As of December 31, 2020, the Company owned 3,309,758 shares of common stock in Odyssey Group International, Inc. (“Odyssey”) ticker: ODYY, OTC Markets. In December 2021 we sold such shares of Odyssey in a private transaction for a purchase price of $860,491, with $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491, reflecting the market price at that time. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized gain of $2,089,667 on these marketable securities for the three months ended March 31, 2021.

In 2019 the Company had an investment of $800,000 or 800,000,000 shares of common stock, or a diluted 23% equity holding in Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets. In the fourth quarter of 2020, the Company was diluted to a 19% equity holding in Scepter, and was no longer deemed to have significant influence and ceased to be an equity investment, and as the stock is traded on an active market, the Company has classified the investment as marketable securities with the change in unrealized gains and losses on the investment included in the statement of operations for the three months ended March 31, 2022 and 2021. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized gain on marketable securities of $1,239,566 and $10,593,777 for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the Company’s Chief Executive Officer has an immediate family member who sits on the board of directors of Scepter Holdings, Inc. As of March 31, 2022 and December 31, 2021 our Scepter marketable securities were valued at $3,470,784 and $2,231,218.

As of March 31, 2022 and December 31, 2021, marketable securities were $3,470,784 and $2,231,218. For the three months ended March 31, 2022 and 2021, the Company recorded a total unrealized gain of $1,239,566 and $12,683,444 on marketable securities in the statement of operations.

Note 4. Inventories

As of March 31, 2022, inventories consist primarily of raw materials (including tar-sand stockpiles) and finished goods (which includes Fenix iron). The tar-sand stockpiles consist of 10,000 tons of tar sand stockpile and are anticipated to be used for our extraction remediation units. The stockpiles were acquired on when the Company entered into a land lease agreement for located in Vernal, Utah. Under the terms of the lease agreement, we are required to pay $3 per ton of oil sands processed. As a condition of the lease, we were required to provide $30,000 toward initial tonnage of oil sands to be processed at a cost of approximately $3.00 per ton. The nano Fenix Iron are finished goods that have a 20-year shelf life and were acquired at cost for $192,000. As of December 31, 2021, inventories consist primarily of the Fenix Iron. Inventories are valued at the lower of cost or market (net realizable value).

Note 5. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Office furniture and equipment	$14,998	$4,478	$10,520	$14,998	$4,000	$10,998
Vehicles	48,248	28,719	19,529	48,248	26,306	21,942
Precious metal extraction machine- 1 ton	2,280,000	228,000	2,052,000	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	5,320,000	532,000	4,788,000	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	1,440,000	–	1,440,000	1,440,000	–	1,440,000
Nanosponge/Cavitation device	22,103	–	22,103	22,103	–	22,103
Remediation Processing Unit 1	6,513,497	–	6,513,497	6,249,082	–	6,249,082
Remediation Processing Unit 2	5,364,075	–	5,364,075	5,201,098	–	5,201,098
Remediation Processing Unit System A	2,682,972	–	2,682,972	2,561,467	–	2,561,467
Remediation Processing Unit System B	2,490,837	–	2,490,837	2,345,421	–	2,345,421
Total fixed assets	$26,176,730	$793,197	$25,383,533	$25,482,417	$790,306	$24,692,111

For the year ended December 31, 2021 the Company paid $64,950 with 5,413 shares of Series C-1 Preferred Stock for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the three months ended March 31, 2022 and 2021 depreciation expense was $2,890. For the three months ended March 31, 2022 and 2021 capitalized interest to equipment from debt financing was $488,014 and $393,869. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 6. Loans and Notes Payable

Loans and Notes payable (including accrued interest) consist of the following:

	March 31,	December 31,
	2022	2021
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note	387,223	378,854
Triple T Notes	362,106	353,330
National Buick GMC	18,470	19,440
Various Convertible Bridge Notes (a)	–	1,075,813
Blue Ridge Bank	410,200	410,200
Small Business Administration	321,456	318,175
JP Morgan Chase Bank	90,645	90,645
Various Promissory Notes (b)	1,852,540	3,416,379
Total Notes Payable	$3,493,600	$6,113,796

Loans and notes payable, current	$806,109	$1,511,447
Loans and notes payable, current attributed to variable interest entity	1,852,540	3,416,379
Loans and notes payable, long term	$834,951	$1,185,970

_____________

2022	$2,542,663
2023	415,102
2024	52,996
2025	52,996
2026	52,996
Thereafter	376,847
Total	$3,493,600

(a)	In 2021 and 2020 the Company entered into various convertible promissory notes as follows:

Throughout 2021 and 2020 the Company entered into convertible promissory notes with an aggregate principal of $415,000. The notes accrue interest at 10% per annum and have a maturity of the earlier of 12 months or the consummation of the Company listing its Common Stock on a senior stock exchange. The notes are convertible at the Company’s option into shares of the Company’s common stock at a price equal to 80% of the opening price of the Company’s common stock on the national exchange or the offering price paid by the investors in the financing in connection with the uplist, whichever is lower, or (ii) repaid in cash in an amount equal to the indebtedness being repaid plus a premium payment equal to 15% of the amount being repaid. If an event of default has occurred and the Company does not convert the amounts due under the Note into the Company’s common stock, then the Company will have the option to convert the outstanding indebtedness into shares of the Company’s common stock at a price equal to 80% of the weighted average trading price of the Company’s common stock on the OTC Markets, or be repaid in cash in an amount equal to all principal and interest due under the Note. All of these notes were converted to common stock as of March 31, 2022.

On October 13, 2020, the Company entered into a convertible promissory note in an amount of $280,500 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $44,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In October 2021 the parties agreed to extend the maturity of this loan to April 13, 2022 in exchange for an increase in principal owed of $30,000. This note has been converted to common stock as of March 31, 2022.

On February 4, 2021, the Company entered into a convertible promissory note in an amount of $277,778 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $36,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In February 2022 the parties agreed to extend the maturity of this loan to August 8, 2022 in exchange for an increase in principal owed of $25,000. This note has been converted to common stock as of March 31, 2022.

(b)	Viva Wealth Fund I, LLC is offering up to $25,000,000 in convertible notes in a private offering. As of March 31, 2022, VWFI has raised $8,990,000 and converted $7,480,000 of this debt to VWFI LLC units. A convertible note will automatically convert into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes will accrue interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest will be paid, at which time no further interest payments will accrue. Upon the offering termination date, all units accepted for any series of equipment will automatically convert to Vivakor common stock if the Company has not accepted subscriptions for at least $6,250,000 for a series of equipment. The conversion price of the automatic stock conversion will be the the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in an underwritten offering, which was closed on February 14, 2022 at $5.00 per share. The termination date of the offering has been extended until November 13, 2022 in the sole discretion of the Company. As of April 28, 2021 VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B and has raised approximately $2,870,000 to manufacture RPC Series B. Subsequent to March 31, 2022 an additional $130,000 of this debt has been converted into units of the LLC.

Note 7. Commitments

Leases

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

The right-of-use asset for operating leases as of March 31, 2022 and December 31, 2021 was $795,107 and $663,291. Rent expense for the three months ended March 31, 2022 and 2021 was $99,968 and $73,329.

The following table reconciles the undiscounted cash flows for the leases as of March 31, 2022 to the operating lease liability recorded on the balance sheet:

2022	$266,370
2023	370,902
2024	304,892
2025	16,135
Total undiscounted lease payments	958,299
Less: Imputed interest	106,807
Present value of lease payments	$851,492

Operating lease liabilities, current	$270,452
Operating lease liabilities, long-term	$581,039

Weighted-average remaining lease term	2.60
Weighted-average discount rate	7.0%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings the incremental borrowing rate was determined to be 7%.

Note 8. Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2022	2021
Principal	$2,196,233	$2,196,233
Accrued interest	4,651,360	4,205,144
Debt discount	(223,102)	(226,823)
Total long term debt	$6,624,491	$6,174,554

Long term debt, current	$5,198	$3,256
Long term debt	$6,619,293	$6,171,298

The following table sets forth the estimated payment schedule of long-term debt as of March 31, 2022:

2022	$3,256
2023	8,685
2024	11,572
2025	15,420
2026	20,548
Thereafter	2,136,752
Total	$2,196,233

Note 9. Temporary Equity

The following table shows all changes to temporary equity during for the three months ended March 31, 2021.

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	216,916	$1,301,500	467,728	$3,507,981	255,289	$4,550,977
Series C-1 Issue for a reduction in stock payables	–	–	–	–	5,414	64,950
Conversion of Series B and B-1 Preferred Stock to Common Stock	(3,333)	(20,000)	(8,302)	(62,265)	–	–
March 31, 2021	213,583	$1,281,500	459,426	$3,445,716	260,703	$4,615,927

During the year ended December 31, 2021, all shares of Series B, B-1, and C-1 Preferred Stock were converted to common stock.

Note 10. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

As of March 31, 2022 and December 31, 2021, the Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vests at the end of four years, and a 166,667 stock options that was issued in 2020 and cliff vests at the end of five years. For the three months ended March 31, 2022 and 2021, stock-based compensation was $111,528. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vests over 1 year, and a 333,334 stock option to a consultant, which vests over 4 years. Non-statutory stock-based compensation was $427,500 and $302,500 for the three months ended March 31, 2022 and 2021. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC ("EF Hutton"), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired.

There were no other options granted during the three months ended March 31, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2020 through March 31, 2022
Risk-free interest rate	0.24 - 0.38%
Expected dividend yield	None
Expected life of warrants	0.12-10 years
Expected volatility rate	186 - 273%

The following table summarizes all stock option activity of the Company for the three months ended March 31, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2021	650,000	$12.00	7.53
Granted	240,000	5.00	0.12
Exercised	–	–	–
Forfeited	(240,000)	5.00	0.12
Outstanding, March 31, 2022	650,000	$12.00	7.28

Exercisable, December 31, 2021	180,000	$12.00	7.01
Exercisable, March 31, 2022	215,833	$12.00	6.68

Outstanding, December 31, 2020	650,000	$12.00	6.41
Outstanding, March 31, 2021	650,000	$12.00	6.16

Exercisable, December 31, 2020	47,083	$12.00	3.38
Exercisable, March 31, 2021	80,833	$12.00	4.32

As of March 31, 2022 and December 31, 2021, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of March 31, 2022 and December 31, 2021, the Company had 80,000 and no warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Note 11. Income Tax

The Company calculates its quarterly tax provision pursuant to the guidelines in ASC 740 Income Taxes. ASC 740 requires companies to estimate the annual effective tax rate for current year ordinary income. In calculating the effective tax rate, permanent differences between financial reporting and taxable income are factored into the calculation, and temporary differences are not. The estimated annual effective tax rate represents the Company’s estimate of the tax provision in relation to the best estimate of pre-tax ordinary income or loss. The estimated annual effective tax rate is then applied to year-to-date ordinary income or loss to calculate the year-to-date interim tax provision.

The Company recorded a provision for income taxes of $800 and $1,020,388 for the three months ended March 31, 2022 and 2021, respectively. The Company is projecting a (0.04)% effective tax rate for the year ending December 31, 2022, which is primarily the result of projected provision from book loss incurred for the year offset by additional valuation allowance on the net operating losses. The Company’s effective tax rate for 2021 was 9.18% which was the result of the benefit of book income for the year.

As of December 31, 2021, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $14.3 million. Federal NOL carryforwards begin to expire in 2028.

Note 12. Subsequent Events

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

On April 1, 2022 the Company amended a note payable with a principal balance of $334,775 to extend the note’s maturity date to April 1, 2023, with monthly payments of approximately $29,432 until paid in full.

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

Subsequent to March 31, 2022, VWFI has raised $130,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to March 31, 2022, VWFI has also converted $315,000 of convertible debt into VWFI LLC units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that reflect management’s current views with respect to future events and financial performance. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The forward-looking statements made in this report are based only on events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Vivakor has the following wholly and majority-owned subsidiaries: Vivaventures Management Company, Inc., Vivaventures Energy Group, Inc. (99%), Vivaventures Oil Sands, Inc., Vivasphere, Inc., and Vivakor Middle East, LLC (49%, consolidated). Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. Vivakor has common officers with and consolidates Viva Wealth Fund I, LLC.

Business Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of clean energy technologies and environmental solutions, primarily focused on soil remediation. We specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and other hydrocarbon-based substances.

We are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. We plan to expand into other markets, both domestically and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

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

Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. Kuwait has allowed for the Company to obtain site personnel visas to recommence operations. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

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

Results of Operations for the Three Months ended March 31, 2022 and 2021

Revenue

For the three months ended March 31, 2022 and 2021 we realized revenues of none and $95,000, respectively, representing a decrease of $95,000 or 100%. The decrease in revenue is primarily attributed to the Company diverting its resources away from its precious metals business that was entered into during COVID-19 mandated shutdowns, and back to its primary business of manufacturing and site preparations for reopening its Remediation Processing Centers (RPCs) for remediation and production. For the three months ended March 31, 2021, approximately 99% of our revenues were realized from precious metal sales from our business plan of buying and selling precious metal commodities on the open market during the COVID-19 pandemic while our remediation operations were shut down or delayed. These precious metals having been acquired for immediate resale, with the Company acting as intermediary and never keeping an inventory of precious metals.

Cost of Revenue

Our cost of revenues consisted primarily of costs associated with selling our precious metals on the open market and precious metal commodity broker fees.

For the three months ended March 31, 2022 and 2021 costs of revenue were none and $91,920, respectively, representing a decrease of $91,920 or 100%. The decrease in the cost of revenue directly relates to costs associated with selling our precious metals on the open market and precious metal commodity broker fees. As the decrease in revenue is primarily attributed to the Company diverting its resources away from its precious metals business in 2022 that was entered into during COVID-19 mandated shutdowns, and back to its primary business of manufacturing an site preparations for reopening its RPCs for remediation and production, the Company did not realize costs of revenue from precious metal sales from buying and selling precious metal commodities for the three months ended March 31, 2022.

Gross Profit and Gross Margin

For the three months ended March 31, 2022 and 2021 we realized gross profit of none and $3,080, respectively, representing a decrease of $3,080 or 100%. The gross profit decreased in proportion to the revenue and costs of revenue related to the purchase and sale of precious metals as described above.

Operating Expenses

For the three months ended March 31, 2022 and 2021, we realized operating expenses of $1,879,364 and $2,139,652, which represents a decrease of $260,288, or 12.16%. Our operating expenses decreased due to decreased professional service expenses in regards to reduced operations in Viva Wealth Fund I, LLC, including sales and marketing expense mainly related to the generation of leads and investor sourcing.

Other income and expense

For the three months ended March 31, 2022 and 2021, other income was $1,154,129 and $12,351,960, which represents a decrease of $11,377,871, or 90.79%. The decrease in other income is mainly attributed to unrealized gains of $1,239,566 and 12,683,444 on marketable securities, which represents a decrease of $11,443,878, or 90.23% in marketable securities. These securities were accounted for at a fair value based on the quoted prices in the active markets and fluctuate based on market prices of the securities.

Provision for income tax

The Company recorded an income tax provision of $800 and $1,020,388 for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of $1,019,588 or 99.92%. The effective tax rate in the first quarter of 2022 was (0.04)% compared to 9.18% in the first quarter of last year. The difference in effective tax rate was primarily due to the decrease in unrealized gains on marketable securities for the three months ended March 31, 2022 and 2021.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2022 and 2021 as presented below:

	March 31,
	2022	2021
Net cash used in operating activities	$(866,798)	$(1,290,642)
Net cash used in investing activities	(196,298)	(457,334)
Net cash provided by financing activities	6,416,601	3,249,310

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of March 31, 2022 and 2021, we had an accumulated deficit of approximately $36.3 million and $35.7 million.

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $6,847,224 and $1,493,719, with $322,268 and $199,952 attributed to variable interest entities, respectively.

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

For the three months ended March 31, 2022 and 2021, our net cash used in operating activities was driven by the consolidated net income (loss) of ($726,035) and 9,375,000, which change is mainly attributed to unfavorable changes in the market which decreased unrealized gains on marketable securities as described above.

For the three months ended March 31, 2022 and 2021, our net cash used in investing activities was mainly attributed to our purchase of equipment of $206,298 and $427,374 related to the manufacturing of our RPCs.

For the three months ended March 31, 2022 and 2021, our net cash provided by our financing activities was mainly attributed to proceeds of $427,496 and $3,250,774 related to the issuance of convertible bridge notes and other loans, and in 2022, proceeds of $6,240,000 from the February 14, 2022 underwritten public offering of 1,600,000 shares of common stock.

There are no further existing firm obligations; however we anticipate further construction costs of approximately $1 million in connection with our construction in process of our RPCs.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If we cannot generate or raise capital through scaled up operations of our sites, or from further public or private debt financings, equity offerings, or other means, our ability to grow our business may be negatively affected.

Contractual Obligations

Our contractual obligations as of March 31, 2022 are for operating lease liabilities for office and warehouse space, which leases end in 2025. Operating lease obligations as of March 31, 2022 are as follows:

2022	$266,370
2023	370,902
2024	304,892
2025	16,135
Total	$958,299

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in the Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on May 2, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer , as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

As of May 2022, management believes it has implemented internal controls surrounding the financial reporting functions to provide reasonable assurance to the financial reporting process, and concludes there is no longer a material weakness associated with this process. In regards to the segregation of duties, management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of Chief Financial Officer, a bookkeeper and external accounting consultants, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of May 2022, management has implemented further internal control surrounding the financial reporting process, which is identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act, and we believe these changes cure the material weakness in the financial reporting process previously reported as of March 31, 2022. Such changes include the addition of multiple reviewers of financial information before it is submitted for filing with the SEC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions that arise in the normal course of business. We intend to defend vigorously against any future claims and litigation. We are not currently involved in any material disputes and do not have any material litigation matters pending.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As noted herein, in connection with the commencement of the trading of our Common Stock on Nasdaq Capital Market, we converted 66,667 shares of Series A Preferred Stock in to 833,333 shares of our common stock. This offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchasers contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

As noted herein, in connection with the commencement of the trading of our Common Stock on Nasdaq Capital Market, approximately $1,228,997 in convertible notes payable were converted into 272,156 shares of our common stock. This offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchasers contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

As noted herein, in connection with underwritten public offering of 1,600,000 shares of common stock, we issued the underwriter, EF Hutton, a 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75. This offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchasers contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On February 14, 2022, we closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, we granted the underwriter, EF Hutton, division of Benchmark Investments, LLC ("EF Hutton"), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any, and has issued the underwriter, EF Hutton, 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75.Our Common Stock began trading on the Nasdaq Capital Market on February 14, 2022, under the symbol "VIVK". EF Hutton, acted as sole book-running manager for the offering. Simultaneous with the close of the offering, we converted 66,667 shares of Series A Preferred Stock in to 833,333 shares of common stock. We effected a 1-for-30 reverse split of our authorized and outstanding shares of our Common Stock and preferred stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State simultaneously with the close of the underwritten public offering, which was effective at the commencement of trading of our Common Stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share, resulting in a round up issuance of 2,271 shares of our common stock. In conjunction with the offering, approximately $1,228,997 in convertible notes payable were converted into 272,156 shares of common stock.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, by and among Vivakor, Inc., and EF Hutton, division of Benchmark Investments, LLC, dated February 11, 2022	8-K	1.1	2/17/2022
3.1	Certificate of Change Pursuant to NRS 78.209, filed with the Secretary of State of the State of Nevada on February 11, 2022	S-1/A	3.4	2/4/2022
4.1	Form of Representative’s Warrants	8-K	4.1	2/17/2022
10.1	Vivakor 2021 Equity Incentive Plan	S-1/A	10.8	2/9/2022
10.2	Lease Agreement, by and between Vivakor, Inc., and Tar Sands Holdings II, LLC, dated March 9, 2022	8-K	10.1	3/15/2022
10.3	Memorandum of Understanding, by and between Vivakor, Inc., and Greenfield Energy, LLC, dated March 8, 2022	8-K	10.2	3/15/2022
10.4	Product Off-take Agreement, by and between Vivaventures Energy Group, Inc. and Hot Oil Tansport, LLC, dated April 26, 2022	8-K	10.1	5/2/2022
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.				X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.				X
32.1**	Section 1350 Certification of Chief Executive Officer.				X
32.2**	Section 1350 Certification of Chief Financial Officer.				X
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ Matthew Nicosia
Matthew Nicosia
Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2022

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 13, 2022

