Form 10-Q
period 2022-06-30
Vivakor, Inc.
filed 2022-08-22
CIK 1450704

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 11, 2022, there were 18,064,838 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

EXPLANATORY NOTE

On February 14, 2022, the Company closed its underwritten public offering for 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses of approximately $1.8 million. We effected a 1-for-30 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State, which was filed simultaneously with the close of the underwritten public offering of our common stock and the commencement of the trading of our common stock on the Nasdaq Capital Market, LLC (see, Part II, Item 5 “Other Information”). As a result of the Reverse Stock Split, all authorized and outstanding common stock, preferred stock, and per share amounts in this Quarterly Report on Form 10-Q, including, but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,908,334	$1,293,767
Cash and cash equivalents attributed to variable interest entity	296,257	199,952
Accounts Receivable, less allowances of none and $33,000, respectively	845	845
Marketable securities	1,818,029	2,231,218
Inventories	222,000	192,000
Precious metal concentrate	1,166,709	1,166,709
Other assets	237,422	73,245
Total current assets	8,649,596	5,157,736

Other investments	4,000	4,000
Notes receivable	1,150,743	1,194,235
Property and equipment, net	25,878,930	24,692,111
Rights of use assets- operating leases	721,550	663,291
License agreement, net	2,291,942	2,370,835
Intellectual property, net	13,002,504	13,662,037
Total assets	$51,699,265	$47,744,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,061,610	$2,023,985
Operating lease liabilities, current	364,103	287,769
Loans and notes payable, current	962,405	1,511,447
Loans and notes payable, current attributed to variable interest entity	2,308,232	3,416,379
Long-term debt (working interest royalty programs), current	8,565	3,256
Total current liabilities	6,704,915	7,242,836

Operating lease liabilities, long term	414,947	434,109
Loans and notes payable, long term	543,869	1,185,970
Long-term debt (working interest royalty programs)	5,017,592	6,171,298
Deferred income tax liabilities	5,156,899	5,156,899
Total liabilities	17,838,222	20,191,112

Stockholders' equity:
Convertible, preferred stock, $.001 par value; 3,400,000 shares authorized;(1) Series A- 66,667 issued and outstanding(1)	–	67
Common stock, $.001 par value; 41,666,667 shares authorized; 15,038,619 and 12,330,859 were issued and outstanding as of June 30, 2022 and December 31, 2021(1)	15,039	12,331
Additional paid-in capital	67,857,646	58,279,590
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(41,237,559)	(35,731,359)
Total Vivakor, Inc. stockholders' equity	26,615,126	22,540,629
Noncontrolling interest	7,245,917	5,012,504
Total stockholders' equity	33,861,043	27,553,133
Total liabilities and stockholders’ equity	$51,699,265	$47,744,245

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$–	$22,000	$–	$117,000
Cost of revenues	–	20,530	–	112,450
Gross profit	–	1,470	–	4,550
Operating expenses:
Sales and marketing	119,252	125,912	310,591	828,440
General and administrative	2,922,753	1,235,549	4,235,560	2,309,394
Amortization and depreciation	558,595	364,635	933,813	727,914
Total operating expenses	3,600,600	1,726,096	5,479,964	3,865,748
Loss from operations	(3,600,600)	(1,724,626)	(5,479,964)	(3,861,198)
Other income (expense):
Unrealized gain (loss) on marketable securities	(1,652,755)	(8,949,169)	(413,189)	3,734,275
Interest income	6,083	1,242	12,461	2,485
Interest expense	(22,981)	(241,448)	(114,946)	(395,469)
Gain on disposition of asset	2,456	–	2,456	–
Other income	39,934	92,590	40,084	93,884
Total other income (expense)	(1,627,263)	(9,096,785)	(473,134)	3,435,175
Loss before provision for income taxes	(5,227,863)	(10,821,411)	(5,953,098)	(426,023)
Provision for income taxes	–	296,477	(800)	(723,911)
Consolidated net loss	(5,227,863)	(10,524,934)	(5,953,898)	(1,149,934)
Less: Net loss attributable to noncontrolling interests	(322,546)	(1,114,003)	(447,698)	(1,255,844)
Net income (loss) attributable to Vivakor, Inc.	(4,905,317)	(9,410,931)	$(5,506,200)	$105,910

Net loss attributable to common shareholders	$(4,905,317)	$(9,410,931)	$(5,506,200)	$105,910
Dividend on preferred stock	–	42,196	–	42,196
Net income loss to parent	$(4,905,317)	$(9,453,127)	$(5,506,200)	$63,714

Basic and diluted net loss per share (1)	$(0.33)	$(0.79)	$(0.38)	$0.00
Diluted net income per share (1)	$(0.33)	(0.79)	$(0.38)	$0.00

Basic weighted average common shares outstanding (1)	15,038,619	11,966,840	14,388,004	11,640,306
Effect of dilutive securities (1)	–	–	–	910,483
Diluted weighted average common shares outstanding (1)	15,038,619	11,966,840	14,388,004	12,550,789

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2022 (unaudited)	–	$–	15,038,619	$15,039	$66,200,971	$(20,000)	$(36,332,242)	$6,671,402	$36,535,170
Stock options issued for services	–	–	–	–	427,500	–	–	–	427,500
Stock based compensation	–	–	–	–	1,229,175	–	–	–	1,229,175
Distributions by noncontrolling interest	–	–	–	–	–	–	–	(207,939)	(207,939)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	1,105,000	1,105,000
Net loss	–	–	–	–	–	–	(4,905,317)	(322,546)	(5,227,863)
June 30, 2022 (unaudited)	–	$–	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2021 (1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for a reduction of liabilities	–	–	272,156	273	1,144,719	–	–	–	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	–	–	–	–
Common Stock issued for cash, net of offering costs	–	–	1,600,000	1,600	6,238,400	–	–	–	6,240,000
Common stock issued for fractional shares from reverse stock split	–	–	2,271	2	–	–	–	–	2
Stock options issued for services	–	–	–	–	855,000	–	–	–	855,000
Stock based compensation	–	–	–	–	1,340,703	–	–	–	1,340,703
Distributions by noncontrolling interest	–	–	–	–	–	–	–	(343,889)	(343,889)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	3,025,000	3,025,000
Net loss	–	–	–	–	–	–	(5,506,200)	(447,698)	(5,953,898)
June 30, 2022 (unaudited)	–	$–	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2021 (1)	66,667	$67	11,321,269	$11,322	$46,818,373	$(20,000)	$(20,688,151)	$1,137,248	$27,258,859
Common Stock issued for a reduction of liabilities (1)	–	–	25,835	26	228,774	–	–	–	228,800
Conversion of temporary equity Series B and B-1 Preferred Stock to Common Stock (1)	–	–	944,312	944	9,384,396	–	–	–	9,385,340
Stock options issued for services	–	–	–	–	427,500	–	–	–	427,500
Stock based compensation	–	–	–	–	111,528	–	–	–	111,528
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	735,000	735,000
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(42,196)	–	(42,196)
Net loss	–	–	–	–	–	–	(9,410,931)	(1,114,003)	(10,524,934)
June 30, 2021 (unaudited)	66,667	$67	12,291,416	$12,292	$56,970,571	$(20,000)	$(30,141,278)	$758,245	$27,579,897

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2020(1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	$1,279,089	$16,688,566
Common Stock issued for services(1)	–	–	33,667	34	437,967	–	–	–	438,001
Common Stock issued for a reduction of liabilities(1)	–	–	29,168	29	264,771	–	–	–	264,800
Common Stock issued for the purchase of a license(1)			16,667	17	224,983	–	–	–	225,000
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	955,947	956	9,466,648	–	–	–	9,467,604
Stock options issued for services	–	–	–	–	730,000	–	–	–	730,000
Stock based compensation	–	–	–	–	223,056	–	–	–	223,056
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	735,000	735,000
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(42,196)	–	(42,196)
Net income (loss)	–	–	–	–	–	–	105,910	(1,255,844)	(1,149,934)
June 30, 2021 (unaudited)	66,667	$67	12,291,416	$12,292	$56,970,571	$(20,000)	$(30,141,278)	$758,245	$27,579,897

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net loss	$(5,953,898)	$(1,149,934)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	933,813	727,914
Common stock options issued for services	855,000	730,000
Common stock issued for services	–	438,001
Gain on disposal of asset	(2,456)	–
Unrealized gain (loss) marketable securities	413,189	(3,734,275)
Deferred income taxes	–	711,070
Stock-based compensation	1,340,703	223,055
Changes in operating assets and liabilities:
Accounts receivable	–	6,515
Inventory	(30,000)	–
Other assets	(164,177)	13,807
Accounts payable and accrued expenses	(303,452)	(412,764)
Accrued interest on notes receivable	(12,461)	(2,485)
Accrued interest on notes payable	114,946	395,469
Net cash used in operating activities	(2,808,793)	(2,053,627)

INVESTING ACTIVITIES:
Proceeds from notes receivable	55,953	–
Payment on costs of patents	–	(10,329)
Purchase of a technology license	–	(40,000)
Proceeds from disposal of equipment	6,000	–
Purchase of equipment	(1,129,515)	(1,334,123)
Net cash used in investing activities	(1,067,562)	(1,384,452)

FINANCING ACTIVITIES:
Payment of long-term debt	–	(7,735)
Proceeds from loans and notes payable	1,968,261	6,666,811
Proceeds from sale of common stock	6,240,000	–
Payment of notes payable	(277,145)	(2,464)
Distributions to noncontrolling interest	(343,889)	–
Net cash provided by financing activities	7,587,227	6,656,612

Net increase (decrease) in cash and cash equivalents	3,710,872	3,218,533
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,493,719	398,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,204,591	$3,617,437

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$223,639	$46,936
Income taxes	$–	$–

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$1,200,000	$9,467,604
Common stock issued for a reduction in liabilities	$1,144,992	$264,800
Noncontrolling interest issued for a reduction in liabilities	$3,025,000	$735,000
Preferred stock Series C-1 issued for a reduction in liabilities	$–	$64,950
Common stock issued for the purchase of a license	$–	$225,000
Capitalized interest on construction in process	$256,235	$822,700
Dividend paid in Series B-1 Preferred Stock	$–	$42,196

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Principles of Consolidation

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. For the six months ended June 30, 2022 and year ended December 31, 2021 the following entities are considered to be a VIE and are consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC and RPC Design and Manufacturing, LLC. For the six months ended June 30, 2022 and year ended December 31, 2021 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the six months ended June 30, 2022 and year ended December 31, 2021 the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $3,383,610 and $3,753,296 (where the primary asset represents a receivable from the Company), and liabilities of $47,049 and $12,608. Vivaventures Royalty II, LLC held assets of $2,939,498 and $2,648,810 (where the primary asset represents a receivable from the Company), and liabilities of $1,720 and $300. Vivaopportunity Fund LLC held assets of $2,119,856 and $2,119,961 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and no liabilities. International Metals Exchange, LLC held assets of $29,938 and $30,461 and liabilities of $1,900.

RPC Design and Manufacturing, LLC: As of June 30, 2022 and year ended December 31, 2021, investors in RDM have a noncontrolling interest of $387,049 and $629,694, respectively. As of June 30, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of June 30, 2022 and December 31, 2021 this VIE has an outstanding note payable to the reporting entity in the amount of $628,828 and $354,566, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC: As of June 30, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and cannot be used to settle the obligations of the reporting entity. As of June 30, 2022 and December 31, 2021, the Company has cash attributed to variable interest entities of $296,257 and $199,952. As of June 30, 2022, VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B. In the event that VWFI does not raise at least $6,250,000 for these RPC Series by the offering termination date (which date has been extended until November 13, 2022), then the convertible notes and/or units would convert into Vivakor common stock where the minimum conversion price will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in the underwritten offering, which was closed on February 14, 2022 at $5.00 per share. As of August 8, 2022, VWFI has raised approximately $4,690,000 for RPC Series B. VWFI unit holders may also sell their units to the Company for their principal investment amount on the 3rd, 4th, and 5th anniversary of the offering termination date, which if this option were exercised, the Company may elect to pay the amount in either cash or common stock. The Company also has the option to purchase any LLC units where the members did not exercise their conversion option under the same terms and pricing for cash or common stock. VWFI has entered into a license agreement with the Company indicating that VWFI will pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology, however these transactions are eliminated upon consolidation. All of the operations of VWFI relate to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controls VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company. Creditors of VWFI have no recourse to the general credit of the Company. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, and any unfunded capital expenditures, and the expense to the unit holders in conversion to common stock if series of equipment cannot be fully funded, which ultimately could be 100% of any custom machine. By request of the fund manager, we are responsible for the decisions related to the expenditures of VWFI proceeds including budgeting, financing and dispatch of power surrounding the series of equipment. Based on all these facts, it was determined that we are the primary beneficiary of VWFI. Therefore, VWFI has been consolidated by the Company.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the six months ended June 30, 2022 or for the year ended December 31, 2021, as the Company was still in the early phases of our business plan and operating losses were expected in our early phases. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. We have observed supply chain disruptions from the COVID-19 pandemic that has contributed to delays in the completion of the manufacturing of our RPCs, although we do not believe that these delays have constituted a triggering event for impairment of our assets. Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait, but in 2022 has allowed for the Company to obtain site personnel visas to recommence operations. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full in its manufacturing of its RPCs, and construction and implementation of site and infrastructure preparations in anticipation of commencing operations in 2022. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

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

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. We performed an analysis and assessed that there was no impairment for the six months ended June 30, 2022 or for the year ended December 31, 2021.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the six months ended June 30, 2022 and 2021.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of June 30, 2022 and 2021 include the following: convertible notes payable convertible into approximately 14,560 and 227,150 shares of common stock, convertible Series A preferred stock convertible into none and 666,667 shares of common stock (due to the event of a public offering of the Company’s common stock in February 2022 this will convert to 833,333 shares), stock options granted to employees of 2,039,585 and 183,333 shares of common stock. Stock options granted to Board members or consultants of 466,667 shares of common stock were granted as of June 30, 2022 and 2021. There were also warrants issued and outstanding to EF Hutton of 80,000 shares of common stock as of June 30, 2022. These warrants were related to and granted during the close of the underwritten public offering in February 2022

Use of Estimates

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

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2022, we had an accumulated deficit of approximately $41.3 million. As of June 30, 2022 we had cash of $5,204,591. The Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Prior to the offering, we financed our operations primarily through debt financing, private equity offerings our working interest agreements. We believe we have other liquid assets that may be used to assist in financing the operations of the Company if needed, including marketable securities in Scepter, which hold a fair value $1,818,029 as of June 30, 2022 and have been deposited for trading. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities (see Note 15) of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through August 2023.

Note 3. Prepaid Expenses and Other Assets

As of June 30, 2022 and December 31, 2021, our other assets mainly consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases. As of June 30, 2022 and December 31, 2021 we had office and warehouse lease deposits in the amount of $61,676 and $73,245. As of June 30, 2022 we had deposits in the amounts of $161,458 with vendors, professional service agencies, and a reclamation bond with the Utah Division of Oil, Gas and Mining in the amount of $14,288.

Note 4. Marketable Securities

As of December 31, 2020, the Company owned 3,309,758 shares of common stock in Odyssey Group International, Inc. (“Odyssey”) ticker: ODYY, OTC Markets. In December 2021 we sold such shares of Odyssey in a private transaction for a purchase price of $860,491, with $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491, reflecting the market price at that time. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized loss of $595,392 on these marketable securities for the three months ended June 30, 2021 compared to an unrealized gain of $1,494,275 for the six months ended June 30, 2021.

In 2019 the Company had an investment of $800,000 or 800,000,000 shares of common stock, or a diluted 23% equity holding in Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets. In the fourth quarter of 2020, the Company was diluted to a 19% equity holding in Scepter, and was no longer deemed to have significant influence and ceased to be an equity investment, and as the stock is traded on an active market, the Company has classified the investment as marketable securities with the change in unrealized gains and losses on the investment included in the statement of operations for the three months ended June 30, 2022 and 2021. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. The Company has accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized loss on marketable securities of $1,652,755 and $8,353,777 for the three months ended June 30, 2022 and 2021 compared to an unrealized gain (loss) of $(413,189) and 2,240,000 for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the Company’s Chief Executive Officer has an immediate family member who sits on the board of directors of Scepter Holdings, Inc. As of June 30, 2022 and December 31, 2021 our Scepter marketable securities were valued at $1,818,029 and $2,231,218.

As of June 30, 2022 and December 31, 2021, marketable securities were $1,818,029 and $2,231,218. For the three months ended June 30, 2022 and 2021, the Company recorded a total unrealized loss of $1,652,755 and $8,949,169 compared to an unrealized gain (loss) of $(413,189) and $3,734,275 for the six months ended June 30, 2022 and 2021 on marketable securities in the statement of operations.

Note 5. Inventories

As of June 30, 2022, inventories consist primarily of raw materials (including tar-sand stockpiles) and finished goods (which includes Fenix iron). The tar-sand stockpiles consist of 10,000 tons of tar sand stockpile and are anticipated to be used for our extraction remediation units. The stockpiles were acquired when the Company entered into a land lease agreement for located in Vernal, Utah. Under the terms of the lease agreement, we are required to pay $3 per ton of oil sands processed. As a condition of the lease, we were required to provide $30,000 toward initial tonnage of oil sands to be processed at a cost of approximately $3.00 per ton. The nano Fenix Iron are finished goods that have a 20-year shelf life and were acquired at cost for $192,000. As of December 31, 2021, inventories consist primarily of the Fenix Iron. Inventories are valued at the lower of cost or market (net realizable value).

Note 6. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Office furniture and equipment	$14,998	$4,956	$10,042	$14,998	$4,000	$10,998
Vehicles	36,432	22,466	13,966	48,248	26,306	21,942
Precious metal extraction machine- 1 ton	2,280,000	285,000	1,995,000	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	5,320,000	665,000	4,655,000	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	1,440,000	–	1,440,000	1,440,000	–	1,440,000
Nanosponge/Cavitation device	22,103	–	22,103	22,103	–	22,103
Remediation Processing Unit 1	6,150,506	–	6,150,506	6,249,082	–	6,249,082
Remediation Processing Unit 2	5,489,760	–	5,489,760	5,201,098	–	5,201,098
Remediation Processing Unit System A	3,127,669	–	3,127,669	2,561,467	–	2,561,467
Remediation Processing Unit System B	2,974,884	–	2,974,884	2,345,421	–	2,345,421
Total fixed assets	$26,856,352	$977,422	$25,878,930	$25,482,417	$790,306	$24,692,111

For the year ended December 31, 2021 the Company issued 5,413 shares of Series C-1 Preferred Stock value at $64,950 for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the six months ended June 30, 2022 and 2021 depreciation expense was $195,387 and $5,781. For the six months ended June 30, 2022 and 2021 capitalized interest to equipment from debt financing was $256,235 and $822,700. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service.

Note 7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$851,495	$1,450,531
Office access deposits	340	340
Accrued compensation	400,798	175,000
Unearned revenue	69,784	–
Accrued interest (working interest royalty programs)	1,341,079	–
Accrued tax penalties and interest	398,114	398,114
Accounts payable and accrued expenses	$3,061,610	$2,023,985

As of December 31, 2021 the Company accrued $225,000 for a milestone payment to be paid to TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) related to our worldwide, exclusive license agreement for the license of piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. This milestone payment was paid in March 2022.

Note 8. Loans and Notes Payable

Loans and Notes payable (including accrued interest) consist of the following:

	June 30,	December 31,
	2022	2021
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note (a)	283,612	378,854
Triple T Notes	329,613	353,330
National Buick GMC	16,977	19,440
Various Convertible Bridge Notes (b)	–	1,075,813
Blue Ridge Bank	410,200	410,200
Small Business Administration	324,267	318,175
JP Morgan Chase Bank	90,645	90,645
Various Promissory Notes (c)	2,308,232	3,416,379
Total Notes Payable	$3,814,506	$6,113,796

Loans and notes payable, current	$962,405	$1,511,447
Loans and notes payable, current attributed to variable interest entity	2,308,232	3,416,379
Loans and notes payable, long term	$543,869	$1,185,970

2022	$2,787,944
2023	518,114
2024	72,278
2025	68,878
2026	111,979
Thereafter	255,313
Total	$3,814,506

__________________

(a)	On September 5, 2017, the Company acquired patents in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775 due in December 2019 with no interest accruing until 2020 and a deferred tax liability of $1,043,398. As of April 1 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid.
(b)	In 2021 and 2020 the Company entered into various convertible promissory notes as follows:

Throughout 2021 and 2020 the Company entered into convertible promissory notes with an aggregate principal of $415,000. The notes accrue interest at 10% per annum and have a maturity of the earlier of 12 months or the consummation of the Company listing its Common Stock on a senior stock exchange. The notes are convertible at the Company’s option into shares of the Company’s common stock at a price equal to 80% of the opening price of the Company’s common stock on the national exchange or the offering price paid by the investors in the financing in connection with the uplist, whichever is lower, or (ii) repaid in cash in an amount equal to the indebtedness being repaid plus a premium payment equal to 15% of the amount being repaid. If an event of default has occurred and the Company does not convert the amounts due under the Note into the Company’s common stock, then the Company will have the option to convert the outstanding indebtedness into shares of the Company’s common stock at a price equal to 80% of the weighted average trading price of the Company’s common stock on the OTC Markets, or be repaid in cash in an amount equal to all principal and interest due under the Note. All of these notes were converted to common stock as of June 30, 2022.

On October 13, 2020, the Company entered into a convertible promissory note in an amount of $280,500 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $44,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In October 2021 the parties agreed to extend the maturity of this loan to April 13, 2022 in exchange for an increase in principal owed of $30,000. This note has been converted to common stock as of June 30, 2022.

On February 4, 2021, the Company entered into a convertible promissory note in an amount of $277,778 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $36,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In February 2022 the parties agreed to extend the maturity of this loan to August 8, 2022 in exchange for an increase in principal owed of $25,000. This note has been converted to common stock as of June 30, 2022.

(c)	Viva Wealth Fund I, LLC is offering up to $25,000,000 in convertible notes in a private offering. As of June 30, 2022, VWFI has raised $10,510,000 and converted $8,575,000 of this debt to VWFI LLC units. A convertible note will automatically convert into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes will accrue interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest will be paid, at which time no further interest payments will accrue. Upon the offering termination date, all units accepted for any series of equipment will automatically convert to Vivakor common stock if the Company has not accepted subscriptions for at least $6,250,000 for a series of equipment. The conversion price of the automatic stock conversion will be the the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in an underwritten offering, which was closed on February 14, 2022 at $5.00 per share. The termination date of the offering has been extended until November 13, 2022 in the sole discretion of the Company. As of April 28, 2021 VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B and has raised approximately $4,690,000 to manufacture RPC Series B. Subsequent to June 30, 2022 an additional $30,000 of this debt has been converted into units of the LLC.

Note 9. Commitments and Contingencies

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

The right-of-use asset for operating leases as of June 30, 2022 and December 31, 2021 was $721,550 and $663,291. Rent expense for the six months ended June 30, 2022 and 2021 was $199,170 and $186,086.

The following table reconciles the undiscounted cash flows for the leases as of June 30, 2022 to the operating lease liability recorded on the balance sheet:

2022	$180,195
2023	370,902
2024	304,892
2025	16,135
Total undiscounted lease payments	872,124
Less: Imputed interest	93,074
Present value of lease payments	$779,050

Operating lease liabilities, current	$364,103
Operating lease liabilities, long-term	$414,946

Weighted-average remaining lease term	2.36
Weighted-average discount rate	7.0%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings the incremental borrowing rate was determined to be 7%.

Employment Agreements

In June 2022, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer, which provide for annual base salaries of $375,000 and $350,000, respectively, and provide for incremental increases in their salaries upon the Company’s achievement of specific performance metrics. The Company is currently accruing substantial portions of both executive’s base salaries (see Note 7). The employment agreements provide for the grant of stock options to the Chief Executive Officer and Chief Financial Officer to purchase up to 955,093 and 917,825 shares of the Company’s common stock, respectively, at an exercise price equal to 110% and 100% of the fair market value of the Company’s common stock on the date of grant. The stock option will vest after two years of continuous employment, subject to acceleration if terminated without cause or resignations for good reason. The agreement also provides that it is anticipated that the executives will receive bonuses for 2022 which will be determined by the Company’s Compensation Committee and Board of Directors after taking into account the general business performance of the Company, including any completed financings and or acquisitions.

Note 10. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs. The RPCs are estimated to enter scaled up operations in 2022 and make estimated payments. The Company estimates future payments based on revenue projections for the RPCs. Due to delays in scaled up operations (see Note 1 Long Lived Assets) the effective interest rate of these agreements increased from approximately 33% to 36%.

Long-term debt consists of the following:

	June 30,	December 31,
	2022	2021
Principal	$2,196,233	$2,196,233
Accrued interest	3,049,304	4,205,144
Debt discount	(219,380)	(226,823)
Total long term debt	$5,026,157	$6,174,554

Long term debt, current	$8,565	$3,256
Long term debt	$5,017,592	$6,171,298

The following table sets forth the estimated payment schedule of long-term debt as of June 30, 2022:

2022	$3,525
2023	10,795
2024	14,078
2025	18,359
2026	23,943
Thereafter	2,125,533
Total	$2,196,233

Note 11. Temporary Equity

The following table shows all changes to temporary equity during for the six months ended June 30, 2021.

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
March 31, 2021	213,583	$1,281,500	459,426	$3,445,716	260,702	$4,615,927
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	5,626	42,196
Conversion of Series B and B-1 Preferred Stock to Common Stock	(213,583)	(1,281,500)	(459,426)	(3,445,716)	(266,328)	(4,658,123)
June 30, 2021	–	$–	–	$–	–	$–

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	216,916	$1,301,500	467,728	$3,507,981	255,289	$4,550,977
Series C-1 Issue for a reduction in stock payables	–	–	–	–	5,413	64,950
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	5,626	42,196
Conversion of Series B and B-1 Preferred Stock to Common Stock	(216,916)	(1,301,500)	(467,728)	(3,507,981)	(266,328)	(4,658,123)
June 30, 2021	–	$–	–	$–	–	$–

During the year ended December 31, 2021, all shares of Series B, B-1, and C-1 Preferred Stock were converted to common stock.

Note 12. Noncontrolling Interest

For the six months ended June 30, 2022 and 2021, the Company converted $3,025,000 and $735,000 in Viva Wealth Fund I, LLC convertible promissory notes into 605 and 147 units of noncontrolling interest in Viva Wealth Fund I, LLC.

For the six months ended June 30, 2021 and 2020, the Company paid distributions to Viva Wealth Fund I, LLC unit holders of $343,889 and none.

Note 13. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

As of June 30, 2022 and December 31, 2021, the Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vested in May 2022, 166,667 in employee stock options that were issued in 2020 and cliff vest at the end of five years, and 1,872,918 employee stock options granted in June 2022 and vest over a period of two years. For the six months ended June 30, 2022 and 2021, stock-based compensation was $1,340,703 and $223,056. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vests over 1 year, and a 333,334 stock option to a consultant, which vests over 4 years. Non-statutory stock-based compensation was $855,000 and $730,000 for the six months ended June 30, 2022 and 2021. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC ("EF Hutton"), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired.

There were no other options granted during the six months ended June 30, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2020 through June 30, 2022
Risk-free interest rate	0.24 – 3.04%
Expected dividend yield	None
Expected life of warrants	3.33-10 years
Expected volatility rate	169 - 273%

The following table summarizes all stock option activity of the Company for the six months ended June 30, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2021	650,000	$12.00	7.53
Granted	2,112,919	2.24	6.60
Exercised	(16,667)	11.1	–
Forfeited	(240,000)	5.00	–
Outstanding, June 30, 2022	2,506,252	$4.53	7.39

Exercisable, December 31, 2021	180,000	$12.00	7.01
Exercisable, June 30, 2022	890,168	$4.74	7.48

Outstanding, December 31, 2020	650,000	$12.00	6.41
Outstanding, June 30, 2021	650,000	$12.00	5.91

Exercisable, December 31, 2020	47,083	$12.00	3.38
Exercisable, June 30, 2021	108,333	$12.00	5.10

As of June 30, 2022 and December 31, 2021, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of June 30, 2022 and December 31, 2021, the Company had 80,000 and no warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75. and were valued with a fair market value of $374,000. We used the Black-Scholes option pricing model to determine the fair value of the warrants, with assumptions of a risk free rate of 1.92%, an expected life of 5 years, and volatility of 167%. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Note 14. Income Tax

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

The Company recorded a provision for income taxes of $800 and $723,911 for the six months ended June 30, 2022 and 2021, respectively. The Company is projecting a (0.04)% effective tax rate for the year ending December 31, 2022, which is primarily the result of projected provision from book loss incurred for the year offset by additional valuation allowance on the net operating losses. The Company’s effective tax rate for 2021 was 9.18% which was the result of the benefit of book income for the year.

As of December 31, 2021, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $14.3 million. Federal NOL carryforwards begin to expire in 2028.

Note 15. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, a Louisiana limited liability company ("Jorgan") and JBAH Holdings, LLC, a Texas limited liability company ("JBAH" and, together with Jorgan, the "Sellers"), as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company ("SFD") and White Claw Colorado City, LLC, a Texas limited liability company ("WCCC" ) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $37.4 million, subject to post-closing adjustments, payable by the Company in a combination of 3,009,552 shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to issuance, a secured three-year promissory notes made by the Company in favor of the Sellers, and the assumption of certain liabilities of SFD and WCCC. The shares of the Company’s common stock and the Notes will have an aggregate value of approximately $32,942,939.

Sellers have entered into 18-month lock-up agreements at closing with regard to the 3,009,552 common shares issued for consideration for the Membership Interests.

Under the MIPA, the Company has committed to make a payment to the Sellers on or before the 18-month anniversary of the closing date in the amount of $16,471,469 whether in cash or unrestricted common stock.

In the event of a breach of the terms of the MIPA, the Notes, or the Pledge Agreement, the sole and exclusive remedy of the parties will be to unwind the MIPA transaction.

The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on capital lease obligations of SFD and WCCC.

In conjunction with the closing under the MIPA, SFD, WCCC and the Company will enter into a Shared Services Agreement with Endeavor Crude, LLC, a Texas limited liability company affiliated with the Sellers (“Endeavor”), under which Endeavor will provide certain operating and administrative services to SFD and WCCC.

In conjunction with the closing we entered into a Master Netting Agreement, hereto (the “Netting Agreement”), with Jorgan, JBAH, Endeavor and White Claw Crude, LLC under which all amounts as a result of all Contracts during a given calendar month shall be netted against all amounts owed as a result of all contracts and the resulting net amount shall be payable. The Netting Agreement includes contracts such as the MIPA, the Notes, any pledge agreements, the Shared Services Agreement, the Crude Petroleum Supply Agreement dated January 1, 2021, by and between WC Crude and SFD, as amended, and the Oil Storage Agreement dated January 1, 2021, by and between WC Crude, as Shipper, and WCCC, as Operator, as amended.

In the acquisition of WCCC we also acquired WCC’s Oil Storage Agreement with WC Crude, under which WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrcarbons at a certain crude oil and liquid hydrocarbon receipt, storage, blending, throughput and delivery terminal operated by WCCC, which expires on December 31, 2031.

In the acquisition of SFD, we acquired a Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD. WC Crude and SFD will be entered into an amendment to the Supply Agreement, in conjunction with the closing under the MIPA, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin that WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement, as amended, will remain in effect through and including December 31,2031.

In the acquisition of SFD, we acquired a crude oil gathering, storage, and transportation facility located on approximately 9.3 acres near Delhi, Louisiana, along with its existing sales agreements, where a subsidiary of a large NYSE traded energy company is obligated to purchase blended crude oil from SFD in amounts up to 60,000 barrels per month. With prior approval, SFD is eligible to sell to the Purchaser amounts greater than 60,000 barrels of crude oil per month. In the acquisition of WCCC, we acquired a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system

Subsequent to June 30, 2022, VWFI has raised $430,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to June 30, 2022, VWFI has also converted $30,000 of convertible debt into VWFI LLC units.

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

Recent Developments

Off-Take Agreement

On April 26, 2022, our subsidiary Vivaventures Energy Group, Inc., entered into a Product Off-Take Agreement (the “Off-Take Agreement”), with Hot Oil Transport, LLC, a Nevada limited liability company (“HOT”). Pursuant to the Off-Take Agreement, the Company plans to produce asphalt that meets the specifications for PG 64-22 grade, as set forth by the Nevada Department of Transportation and the American Association of State Highway and Transportation Officials (the “Product”) from a to-be-scaled processing plant to be located in Uintah County, Utah, and as may be relocated from time to time by the Company (the “Plant”). HOT will be obligated to purchase from the Company certain quantities of the Product from the Plant once the Plant begins to produce the Product, on the terms and conditions set forth in the Off-Take Agreement.

The quantity of the Product to be sold and purchased pursuant to this Agreement will be (i) 1,000 tons of the Product per week, or (ii) the entirety of any lesser amount that may be produced by the Company during any given week. HOT will also have the first right of refusal to purchase all or any portion of additional Product that may be produced by the Company within the state of Utah upon the same terms and conditions, except that the purchase price shall be at market rate as determined in the Company’s sole discretion.

Pursuant to the Off-Take Agreement, the rates for the sale and purchase of up to 1,000 tons of Product per week will be determined on the basis of an average 1,000 tons per week, a price per ton using the “Argus Rockies Rail Low” price for asphalt in the Rocky Mountain region as set forth in the most recent edition of Argus Americas Asphalt report, produced by Argus Media Group, as of the date of delivery (the “Unit Price”). Once calculated, the weekly purchase price will be reduced by $1,500 in order to compensate Buyer for costs associated with testing, providing storage tanks for Buyer’s minimum quantity purchases, and certifying the quality of the Product, for so long as Buyer is providing the testing facilities for the Product. As noted above, the purchase price for any Product over 1,000 tons per week will be at market rate, as determined by the Company. In the event the Unit Price drops below $250, the Company will have the right to suspend production of the Product upon written notice to HOT.

The Off-Take Agreement provides for an initial term of ten years. The Off-Take Agreement will automatically renew for two successive ten-year terms, subject to the Company’s right to continue operating at the current Plant site, unless either party terminates the Off-Take Agreement by written notice to the other party not less than three months prior to the expiration of the term. During a term, the Off-Take Agreement can only be terminated for (i) abandonment or termination of Project by the Company; (ii) default by the other party; or (iii) in connection with occurrence of a force majeure.

Membership Interest Purchase Agreement

On June 15, 2022, we entered into a Membership Interest Purchase Agreement, a copy of which is filed herewith as Exhibit 2.1 (the “MIPA”), with Jorgan Development, LLC, a Louisiana limited liability company ("Jorgan") and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”) and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, at closing, which occurred on August 1, 2022, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $37.4 million, subject to post-closing adjustments, payable by the Company in a combination of shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to issuance, secured three-year promissory notes made by the Company in favor of the Sellers, in the form of Exhibit 4.1 The purchase price is subject to certain assumptions and adjustments set forth in the MIPA. The MIPA is also subject to unwinding in the event of a breach of a material term of the MIPA, as set forth in the MIPA.

The MIPA contains customary representations and warranties, pre- and post-closing covenants of each party and customary closing condition.

The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning, assuming a closing under the MIPA after July 1, 2022, on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA.

Without in any way limiting the foregoing, the then outstanding principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be due and payable in full in cash or unrestricted common stock of the Company on or prior to the three-year anniversary of the date of issuance, as set forth in the MIPA.

The obligations of the Company under the MIPA are secured by the membership units of SFD and WCCC.

The timely and full payment of any and all principal, interest and other amounts due and owing to the Sellers pursuant to the Notes and the other transaction documents and the payment of any and all other obligations owed to the Sellers by the Company under the Notes or thereunder are guaranteed solely by, and to the extent set forth in, the Guaranty Agreements, in the form of Exhibit 10.4 hereto, between each of the Sellers and SFD and WCCC.

SFD owns and operates a crude oil gathering, storage, and transportation facility located on approximately 9.3 acres near Delhi, Louisiana. Under existing agreements, a subsidiary of a large NYSE traded energy company (the “Purchaser”) is obligated to purchase blended crude oil from SFD in amounts up to 60,000 barrels per month. With prior approval, SFD is eligible to sell to the Purchaser amounts greater than 60,000 barrels of crude oil per month. Additionally, for a period of 10 years, SFD is, under existing crude oil supply agreements with WC Crude, guaranteed a minimum gross margin of $5.00 per barrel on all quantities of blended crude oil sold thereunder. At present, SFD is blending and selling approximately 1,400 to 1,700 barrels of blended crude oil on a daily basis. Additionally, the acquisition of SFD would provide the Company with the infrastructure needed to place a Remediation Processing Machine (“RPC”) to clean soil which has been contaminated by hydrocarbons as well as tank bottom sludge. Management believes SFD’s location in the heart of the Smackover formation would provide the Company with access to significant amounts of tank bottom sludge and contaminated soil.

WCCC owns a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and the Company intends to further connect the tank to the Medallion and Wolf pipeline systems if the acquisition of WCCC is successfully completed. Under the terms of an existing agreement, WC Crude has agreed to lease the oil storage tank for a period of 10 years. As with SFD, WCCC would provide the Company with the infrastructure to blend and sell oil which has been recovered via a RPC machine from tank bottom sludge and contaminated soil which exists in the Permian Basin.

This disclosure should be read in connection with, and is subject to, the MIPA, a copy of which is attached hereto as Exhibit 2.1.

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

Results of Operations for the Three and Six Months ended June 30, 2022 and 2021

Revenue

For the three months ended June 30, 2022 and 2021 we realized revenues of none and $22,000, respectively, representing a decrease of $22,000 or 100%. For the six months ended June 30, 2022 and 2021 we realized revenues of none and $117,000, respectively, representing a decrease of $117,000 or 100%. The decrease in revenue is primarily attributed to our decision to divert our resources away from our precious metals business that we entered into during COVID-19 mandated shutdowns, and back to its primary remediation business and the manufacturing and site preparations for reopening our Remediation Processing Centers (RPCs) for remediation and production. For the three and six months ended June 30, 2021, approximately 99% of our revenues were realized from precious metal sales from our business plan of buying and selling precious metal commodities on the open market during the COVID-19 pandemic while our remediation operations were shut down or delayed. These precious metals were acquired for immediate resale, with us acting as intermediary and never keeping an inventory of precious metals.

Cost of Revenue

Our cost of revenues consisted primarily of costs associated with selling our precious metals on the open market and precious metal commodity broker fees.

For the three months ended June 30, 2022 and 2021 costs of revenue were none and $20,530, respectively, representing a decrease of $25,530 or 100%. For the six months ended June 30, 2022 and 2021 costs of revenue were none and $112,450, respectively, representing a decrease of $112,450 or 100%. The decrease in the cost of revenue directly relates to costs associated with selling our precious metals on the open market and precious metal commodity broker fees. As the decrease in revenue is primarily attributed to our decision to divert its resources away from our precious metals business in 2022 that was entered into during COVID-19 mandated shutdowns, and back to our primary remediation business, and the manufacturing an site preparations for reopening our RPCs for remediation and production, we did not realize costs of revenue from precious metal sales from buying and selling precious metal commodities for the three and six months ended June 30, 2022.

Gross Profit and Gross Margin

For the three months ended June 30, 2022 and 2021 we realized gross profit of none and $1,470, respectively, representing a decrease of $1,470 or 100%. For the six months ended June 30, 2022 and 2021 we realized gross profit of none and $4,550, respectively, representing a decrease of $4,550 or 100%. The gross profit decreased in proportion to the revenue and costs of revenue related to the purchase and sale of precious metals as described above.

Operating Expenses

For the three months ended June 30, 2022 and 2021, we realized operating expenses of $3,600,600 and $1,726,096, which represents an increase of $1,618,766, or 108.60%. For the six months ended June 30, 2022 and 2021, we realized operating expenses of $5,479,964 and $3,865,748, which represents an increase of $1,618,766, or 41.92%. The increase in our operating expenses were mainly attributed to accrued signing bonuses and employee stock options that were issued related to the executive employment agreements entered into in June 2022 after the Company’ successful underwritten public offering of gross proceeds of $8.0 million and uplist to Nasdaq in February 2022. Whereas prior to the underwritten public offering and uplist to Nasdaq, the executive employment agreements had no signing bonuses, paid the executives $50,000 per year, and only one executive had a stock option grant. Although the executives are currently accruing substantial portions of their wages and signing bonuses to assist the Company, the new employment agreements issued stock options to all executives, increased annual wages for all executives, and the company paid or accrued signing bonuses of $225,000, For the three months ended June 30, 2022 and 2021, we realized employee stock option expense of $1,229,175 and $111,528, which represents an increase of $1,121,466, or 1,002.1% increase. For the six months ended June 30, 2022 and 2021, we realized employee stock option expense of $1,321,466 and $200,000, which represents an increase of $1,121,466, or 561% increase.

Other income and expense

For the three months ended June 30, 2022 and 2021, other expense was $1,627,263 and $9,096,785, which represents a decrease of $7,469,522, or 82.11%. The decrease is mainly attributed to unrealized loss of $1,652,755 and $8,949,169 on marketable securities, which represents a decrease of $7,296,414, or 81.53% in marketable securities. For the six months ended June 30, 2022 and 2021, other income (expense) was $(473,134) and $3,435,175, which represents a decrease of $3,908,309, or 113.77%. The decrease in other income is mainly attributed to unrealized gain (loss) of $(413,189) and 3,734,275 on marketable securities, which represents a decrease of $4,147,464, or 111.06% in marketable securities. These securities were accounted for at a fair value based on the quoted prices in the active markets and fluctuate based on market prices of the securities.

Provision for income tax

The Company recorded an income tax provision of none and $296,477 for the three months ended June 30, 2022 and 2021, respectively, representing a decrease of $296,477 or 100%. The Company recorded an income tax provision of $800 and $723,911 for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of $723,111 or 99.89%. The effective tax rate as of June 30, 2022 and 2021 was (0.04)% and 9.18%. The difference in effective tax rate was primarily due to the decrease in unrealized gains on marketable securities for the six months ended June 30, 2022 and 2021.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2022 and 2021 as presented below:

	June 30,
	2022	2021
Net cash used in operating activities	$(2,808,793)	$(2,053,627)
Net cash used in investing activities	(1,067,562)	(1,384,452)
Net cash provided by financing activities	7,587,227	6,656,612

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of June 30, 2022 and 2021, we had an accumulated deficit of approximately $41.2 million and $30.1 million.

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $5,204,591 and $1,493,719, with $296,257 and $199,952 attributed to variable interest entities, respectively.

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

For the six months ended June 30, 2022 and 2021, our net cash used in operating activities was driven by the consolidated net loss of $5,953,898 and 1,149,934, which change is mainly attributed to unfavorable changes in the market which decreased unrealized gains on marketable securities and the increase in stock-based compensation as described above.

For the six months ended June 30, 2022 and 2021, our net cash used in investing activities was mainly attributed to our purchase of equipment of $1,129,515 and $1,334,123 related to the manufacturing of our RPCs.

For the six months ended June 30, 2022 and 2021, our net cash provided by our financing activities was mainly attributed to proceeds of $1,968,261 and $6,666,811 related to the issuance of convertible bridge notes and other loans, and in 2022, proceeds of $6,240,000 from the February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. We made distributions to noncontrolling interests of $343,889 and none for the six months ended June 30, 2022 and 2021. We also made payments on notes payable of $277,145 and $2,464 for the six months ended June 30, 2022 and 2021.

There are no further existing firm obligations; however we anticipate further construction costs of approximately $1.35 million in connection with our construction in process of our RPCs.

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

We believe the liquid assets of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through August 2023.

Contractual Obligations

Our contractual obligations as of June 30, 2022 are for operating lease liabilities for office and warehouse space, which leases end in 2024 and 2025. Operating lease obligations as of June 30, 2022 are as follows:

2022	$180,195
2023	370,902
2024	304,892
2025	16,135
Total	$872,124

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in the Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on May 2, 2022.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer , as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Changes in Internal Control Over Financial Reporting

We implemented further internal controls surrounding our review process with our service provider for filing reports with the SEC. Such changes include the addition of multiple reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On February 14, 2022, we closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses. In addition, we granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any, and has issued the underwriter, EF Hutton, 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75. Our Common Stock began trading on the Nasdaq Capital Market on February 14, 2022, under the symbol “VIVK”. EF Hutton, acted as sole book-running manager for the offering. Simultaneous with the close of the offering, we converted 66,667 shares of Series A Preferred Stock in to 833,333 shares of common stock. We effected a 1-for-30 reverse split of our authorized and outstanding shares of our Common Stock and preferred stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State simultaneously with the close of the underwritten public offering, which was effective at the commencement of trading of our Common Stock. No fractional shares of our common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share, resulting in a round up issuance of 2,271 shares of our common stock. In conjunction with the offering, approximately $1,228,997 in convertible notes payable were converted into 272,156 shares of common stock.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Membership Interest Purchase Agreement dated as of June 15, 2022, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC	8-K	2.1	6/22/2022

4.1	Form of Secured Promissory Note of Registrant	8-K	4.1	6/22/2022
10.1	Product Off-Take Agreement, by and between Vivaventures Energy Group, Inc., and Hot Oil Transport, LLC, dated April 26, 2022	8-K	10.1	5/2/2022
10.2	Executive Employment Agreement, dated June 9, 2022, by and between Vivakor, Inc. and Matthew Nicosia	8-K	10.1	6/14/2022
10.3	Executive Employment Agreement, dated June 9, 2022, by and between Vivakor, Inc. and Tyler Nelson	8-K	10.2	6/14/2022
10.4	Form of Shared Services Agreement among Endeavor Crude, LLC, Silver Fuels Delhi LLC and White Claw Colorado City, LLC	8-K	10.1	6/22/2022
10.5	Form of Pledge Agreement	8-K	10.2	6/22/2022
10.6	Form of Master Netting Agreement among Registrant, Silver Fuels Delhi LLC, White Claw Colorado City, LLC, Jorgan Development, LLC, JBAH Holdings, LLC, Endeavor Crude, LLC and White Claw Crude, LLC	8-K	10.3	6/22/2022
10.7	Form of Guaranty Agreement	8-K	10.4	6/22/2022
10.8	Form of Lock-Up Agreement	8-K	10.5	6/22/2022
10.9	Form of Assignment of Membership Agreement	8-K	10.6	6/22/2022
10.10	Form of Release Agreement	8-K	10.7	6/22/2022

10.11	Oil Storage Agreement dated January 1,2021 by and between White Claw Colorado City, LLC and White Claw Crude, LLC	8-K	10.8	6/22/2022

10.12	Crude Petroleum Supply Agreement dated January 1,2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	10.9	6/22/2022
10.13	Form of First Amendment to Crude Petroleum Supply Agreement dated January 1,2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	10.10	6/22/2022

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.	X
31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.	X
32.1**	Section 1350 Certification of Chief Executive Officer.	X
32.2**	Section 1350 Certification of Chief Financial Officer.	X
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ Matthew Nicosia
Matthew Nicosia
Chief Executive Officer (Principal Executive Officer)

Date:	August 19, 2022

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 19, 2022

