Form 10-Q
period 2022-09-30
Vivakor, Inc.
filed 2022-11-21
CIK 1450704

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

_____________________________________

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

As of November 9, 2022, there were 18,064,838 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

EXPLANATORY NOTE

On February 14, 2022, we closed an underwritten public offering for 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8.0 million, prior to deducting underwriting discounts, commissions, and other offering expenses of approximately $1.8 million. We effected a 1-for-30 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State, which was filed simultaneously with the close of the underwritten public offering of our common stock and the commencement of the trading of our common stock on the Nasdaq Capital Market, LLC (see, Part II, Item 5 “Other Information”). As a result of the Reverse Stock Split, all authorized and outstanding common stock, preferred stock, and per share amounts in this Quarterly Report on Form 10-Q, including, but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,373,926	$1,293,767
Cash and cash equivalents attributed to variable interest entity	147,865	199,952
Accounts Receivable, less allowances of none and $33,000, respectively	5,524,133	845
Prepaid expenses	67,463	–
Marketable securities	2,892,319	2,231,218
Inventories	253,609	192,000
Precious metal concentrate	1,166,709	1,166,709
Other assets	784,998	73,245
Total current assets	15,211,022	5,157,736

Other investments	4,000	4,000
Notes receivable	1,156,526	1,194,235
Property and equipment, net	31,545,826	24,692,111
Rights of use assets- operating leases	648,201	663,291
License agreement, net	2,255,610	2,370,835
Intellectual property, net	37,422,454	13,662,037
Goodwill	6,562,028	–
Total assets	$94,805,667	$47,744,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,473,001	$2,023,985
Operating lease liabilities, current	364,103	287,769
Finance lease liabilities, current	652,440	–
Loans and notes payable, current	971,441	1,511,447
Loans and notes payable, current attributed to variable interest entity	2,597,709	3,416,379
Long-term debt (working interest royalty programs), current	9,363	3,256
Total current liabilities	14,068,057	7,242,836

Operating lease liabilities, long term	338,532	434,109
Finance lease liabilities, long term	3,222,920	–
Loans and notes payable, long term	29,376,628	1,185,970
Long-term debt (working interest royalty programs)	4,968,740	6,171,298
Deferred income tax liabilities	5,156,899	5,156,899
Total liabilities	57,131,776	20,191,112

Stockholders' equity:
Convertible, preferred stock, $.001 par value; 3,400,000 shares authorized;(1) Series A- 66,667 issued and outstanding(1)	–	67
Common stock, $.001 par value; 41,666,667 shares authorized; 18,064,838 and 12,330,859 were issued and outstanding as of September 30, 2022 and December 31, 2021(1)	18,065	12,331
Additional paid-in capital	73,304,687	58,279,590
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(42,817,572)	(35,731,359)
Total Vivakor, Inc. stockholders' equity	30,485,180	22,540,629
Noncontrolling interest	7,188,711	5,012,504
Total stockholders' equity	37,673,891	27,553,133
Total liabilities and stockholders’ equity	$94,805,667	$47,744,245

____________________

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$11,765,975	$965,757	$11,765,975	$1,082,757
Cost of revenues	10,553,375	938,226	10,553,375	1,050,676
Gross profit	1,212,600	27,531	1,212,600	32,081
Operating expenses:
Sales and marketing	50,174	11,329	360,765	839,769
General and administrative	2,373,615	1,057,710	6,609,175	3,367,104
Amortization and depreciation	1,119,737	364,509	2,053,550	1,092,423
Total operating expenses	3,543,526	1,433,548	9,023,490	5,299,296
Loss from operations	(2,330,926)	(1,406,017)	(7,810,890)	(5,267,215)
Other income (expense):
Unrealized gain (loss) on marketable securities	1,074,290	(2,481,175)	661,101	1,253,100
Interest income	5,782	827	18,243	3,312
Interest expense	(512,217)	(320,836)	(627,163)	(716,305)
Gain on disposition asset	–	–	2,456	87,044
Other income	50	88,359	40,134	95,199
Total other income (expense)	567,905	(2,712,825)	94,771	722,350
Loss before provision for income taxes	(1,763,021)	(4,118,842)	(7,716,119)	(4,544,865)
Provision for income taxes	–	723,911	(800)	–
Consolidated net loss	(1,763,021)	(3,394,931)	(7,716,919)	(4,544,865)
Less: Net loss attributable to noncontrolling interests	(183,008)	(485,679)	(630,706)	(1,741,523)
Net loss attributable to Vivakor, Inc.	(1,580,013)	(2,909,252)	$(7,086,213)	$(2,803,342)

Net loss attributable to common shareholders	$(1,580,013)	$(2,909,252)	$(7,086,213)	$(2,803,342)
Dividend on preferred stock	–	–	–	42,196
	$(1,580,013)	$(2,909,252)	$(7,086,213)	$(2,845,538)

Basic and diluted net loss per share (1)	$(0.09)	$(0.24)	$(0.46)	$(0.24)

Basic weighted average common shares outstanding (1)	17,047,489	12,303,924	15,284,240	11,863,943

____________________

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2022 (unaudited)	–	$–	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043
Common Stock issued for stock awards	–	–	16,667	16	(16)	–	–	–	–
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	–	–	3,009,552	3,010	4,284,645	–	–	–	4,287,655
Stock options issued for services	–	–	–	–	317,500	–	–	–	317,500
Stock based compensation	–	–	–	–	844,912	–	–	–	844,912
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(249,198)	(249,198)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	375,000	375,000
Net loss	–	–	–	–	–	–	(1,580,013)	(183,008)	(1,763,021)
September 30, 2022 (unaudited)	–	$–	18,064,838	$18,065	$73,304,687	$(20,000)	$(42,817,572)	$7,188,711	$37,673,891

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2021 (1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for stock awards	–	–	16,667	16	(16)				–
Common Stock issued for a reduction of liabilities	–	–	272,156	273	1,144,719	–	–	–	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	–	–	–	–
Common Stock issued for cash	–	–	1,600,000	1,600	6,238,400	–	–	–	6,240,000
Common stock issued for fractional shares from reverse stock split	–	–	2,271	2	–	–	–	–	2
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	–	–	3,009,552	3,010	4,284,645	–	–	–	4,287,655
Stock options issued for services	–	–	–	–	1,172,500	–	–	–	1,172,500
Stock based compensation	–	–	–	–	2,185,615	–	–	–	2,185,615
Distributions to noncontrolling interest	–	–	–	–	–	–	–	(593,087)	(593,087)
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	3,400,000	3,400,000
Net loss	–	–	–	–	–	–	(7,086,213)	(630,706)	(7,716,919)
September 30, 2022 (unaudited)	–	$–	18,064,838	$18,065	$73,304,687	$(20,000)	$(42,817,572)	$7,188,711	$37,673,891

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2021(1)	66,667	$67	12,291,416	$12,291	$56,970,572	$(20,000)	$(30,141,278)	$758,245	$27,579,897
Common Stock issued for a reduction of liabilities(1)	–	–	19,841	20	109,982	–	–	–	110,002
Stock options issued for services	–	–	–	–	427,500	–	–	–	427,500
Stock based compensation	–	–	–	–	111,528	–	–	–	111,528
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	1,985,001	1,985,001
Net income (loss)	–	–	–	–	–	–	(2,909,252)	(485,679)	(3,394,931)
September 30, 2021 (unaudited)(1)	66,667	$67	12,311,257	$12,311	$57,619,582	$(20,000)	$(33,050,530)	$2,257,567	$26,818,997

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2020(1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	1,279,089	$16,688,566
Common Stock issued for services(1)	–	–	33,667	34	437,967	–	–	–	438,001
Common Stock issued for a reduction of liabilities(1)	–	–	49,010	49	374,753	–	–	–	374,802
Common Stock issued for the purchase of a license(1)			16,667	17	224,983	–	–	–	225,000
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	–	–	955,947	956	9,466,648	–	–	–	9,467,604
Stock options issued for services	–	–	–	–	1,157,500	–	–	–	1,157,500
Stock based compensation	–	–	–	–	334,584	–	–	–	334,584
Issuance of noncontrolling interest for a reduction of debt	–	–	–	–	–	–	–	2,720,001	2,720,001
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	–	–	(42,196)	–	(42,196)
Net income (loss)	–	–	–	–	–	–	(2,803,342)	(1,741,523)	(4,544,865)
September 30, 2021 (unaudited)(1)	66,667	$67	12,311,257	$12,311	$57,619,582	$(20,000)	$(33,050,530)	$2,257,567	$26,818,997

________________________

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net loss	$(7,716,919)	$(4,544,865)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,053,550	1,092,423
Forgiveness of notes payable	–	(90,711)
Common stock options issued for services	1,172,500	1,157,500
Common stock issued for services	–	438,001
Unrealized gain marketable securities	(661,101)	(1,253,100)
Gain on disposal of asset	(2,456)	(87,044)
Deferred income taxes	–	(19,625)
Stock-based compensation	2,185,615	334,584
Changes in operating assets and liabilities:
Accounts receivable	652,851	6,890
Prepaid expenses	23,960	–
Inventory	147,719	–
Other assets	(164,919)	13,807
Right of use assets- operating leases	15,090	162,815
Operating lease liabilities	(16,177)	(162,815)
Accounts payable and accrued expenses	(1,751,613)	(313,879)
Interest on notes receivable	(18,243)	(3,312)
Interest on notes payable	627,163	716,305
Net cash used in operating activities	(3,452,980)	(2,553,026)

INVESTING ACTIVITIES:
Proceeds from notes receivable	55,952	–
Payment on costs of patents	–	(11,461)
Cash paid to purchase a business (net of cash acquired)	96,466	–
Purchase of a technology license	–	(40,000)
Proceeds from disposal of equipment	6,000	–
Purchase of equipment	(1,807,140)	(2,260,458)
Net cash used in investing activities	(1,648,722)	(2,311,919)

FINANCING ACTIVITIES:
Finance lease liabilities	(160,650)	–
Payment of long-term debt	–	(7,735)
Proceeds from loans and notes payable	3,177,622	8,033,407
Proceeds from sale of common stock	6,240,000	–
Payment of notes payable	(534,111)	(374,065)
Distributions to noncontrolling interest	(593,087)	–
Net cash provided by financing activities	8,129,774	7,651,607

Net increase (decrease) in cash and cash equivalents	3,028,072	2,786,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,493,719	398,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,521,791	$3,185,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$480,605	$204,713
Income taxes	$–	$–

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$1,200,000	$9,467,604
Common stock issued for a reduction in liabilities	$1,144,992	$374,802
Accounts payable on purchase of equipment	$586,717	$–
Conversion of note receivable to equity investment	$–	$81,768
Noncontrolling interest issued for a reduction in liabilities	$3,400,000	$2,720,001
Preferred stock Series C-1 issued for a reduction in liabilities	$–	$64,950
Common stock issued for the purchase of a license	$–	$225,000
Capitalized interest on construction in process	$499,537	$1,234,801
Dividend paid in Series B-1 Preferred Stock	$–	$42,196
Common stock issued in the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	$4,287,655	$–

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

COVID-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions, Utah has resumed operations in full. Kuwait has allowed for the Company to obtain site personnel visas to recommence operations. We have experienced supply chain disruptions in building our Remediation Processing Centers (“RPC”) and completing certain refurbishment on our precious metal extraction machines. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Principles of Consolidation

On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”) and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company.

The Company has incorporated Vivaventures Remediation Corporation, a Texas corporation, which is a wholly owned subsidiary of the Company. The Company has incorporated this entity to direct its anticipated operations in Texas.

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. For the nine months ended September 30, 2022 and year ended December 31, 2021 the following entities are considered to be a VIE and are consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC and RPC Design and Manufacturing, LLC. For the nine months ended September 30, 2022 and year ended December 31, 2021 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the nine months ended September 30, 2022 and year ended December 31, 2021 the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $3,345,351 and $3,753,296 (where the primary asset represents a receivable from the Company), and liabilities of $47,049 and $12,608. Vivaventures Royalty II, LLC held assets of $3,146,973 and $2,648,810 (where the primary asset represents a receivable from the Company), and liabilities of $1,720 and $300. Vivaopportunity Fund LLC held assets of $2,119,826 and $2,119,961 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and $8,755 and no liabilities. International Metals Exchange, LLC held assets of $29,780 and $30,461 and liabilities of $1,900.

Silver Fuels Delhi, LLC: As of September 30, 2022, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of September 30, 2022 this VIE has a note receivable with the reporting entity in the amount of $557,401, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of SFD. Therefore, SFD has been consolidated by the Company.

White Claw Colorado City, LLC: As of September 30, 2022, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of WCCC. Therefore, WCCC has been consolidated by the Company.

RPC Design and Manufacturing, LLC: As of September 30, 2022 and year ended December 31, 2021, investors in RDM have a noncontrolling interest of $303,451 and $629,694, respectively. As of September 30, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of September 30, 2022 and December 31, 2021 this VIE has an outstanding note payable to the reporting entity in the amount of $851,318 and $354,566, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC: As of September 30, 2022 and December 31, 2021, the cash and cash equivalents of this VIE are restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and cannot be used to settle the obligations of the reporting entity. As of September 30, 2022 and December 31, 2021, the Company has cash attributed to variable interest entities of $147,865 and $199,952. As of September 30, 2022, VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B. In the event that VWFI does not raise at least $6,250,000 for these RPC Series by the offering termination date (which date has been extended until March 31, 2023), then the convertible notes and/or units would convert into Vivakor common stock where the minimum conversion price will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in the underwritten offering, which was closed on February 14, 2022 at $5.00 per share. As of November 3, 2022, VWFI has raised approximately $5,165,000 for RPC Series B. VWFI unit holders may also sell their units to the Company for their principal investment amount on the 3rd, 4th, and 5th anniversary of the offering termination date, which if this option were exercised, the Company may elect to pay the amount in either cash or common stock. The Company also has the option to purchase any LLC units where the members did not exercise their conversion option under the same terms and pricing for cash or common stock. VWFI has entered into a license agreement with the Company indicating that VWFI will pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology, however these transactions are eliminated upon consolidation. All of the operations of VWFI relate to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controls VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company. Creditors of VWFI have no recourse to the general credit of the Company. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, and any unfunded capital expenditures, and the expense to the unit holders in conversion to common stock if series of equipment cannot be fully funded, which ultimately could be 100% of any custom machine. By request of the fund manager, we are responsible for the decisions related to the expenditures of VWFI proceeds including budgeting, financing and dispatch of power surrounding the series of equipment. Based on all these facts, it was determined that we are the primary beneficiary of VWFI. Therefore, VWFI has been consolidated by the Company.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the business acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowance’s or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. No impairment charges were incurred during the nine months ended September 30, 2022 or for the year ended December 31, 2021, as the Company was still in the early phases of our business plan and operating losses were expected in our early phases. On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. We have observed supply chain disruptions from the COVID-19 pandemic that has contributed to delays in the completion of the manufacturing of our RPCs as well as certain refurbishments to our precious metal extraction machines, although we do not believe that these delays have constituted a triggering event for impairment of our assets. Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait, but in 2022 has allowed for the Company to obtain site personnel visas to recommence operations. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full in its manufacturing of its RPCs, and construction and implementation of site and infrastructure preparations in anticipation of commencing operations in 2022. The Company has been in discussions for the potential sale of the precious metal extraction business and ammonia synthesis business, or certain assets of those businesses, including its equipment. The Company is exploring all options including operating the business, creating a joint venture to operate the business, or appraising the businesses or their assets for the potential sale for at least the Company’s carrying value. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Asset Retirement Obligations

Under ASC 410-20, Asset Retirement and Environmental Obligations – Asset Retirement Obligations, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Company records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Company did not identify any significant or material cost after review; thus, no ARO obligation is recorded for nine months ended September 30, 2022.

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 10 to 20 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. We performed an analysis and assessed that there was no impairment for the nine months ended September 30, 2022 or for the year ended December 31, 2021. The Company has been in discussions for the potential sale of the ammonia synthesis business, or certain assets of that business, including its patents. The Company is exploring all options including operating the business, creating a joint venture to operate the business, or appraising the businesses or their assets for the potential sale for at least the Company’s carrying value.

The Company performs its annual goodwill impairment test in the fourth quarter each year, and more frequently if facts and circumstances indicate such assets may be impaired, including significant declines in actual or future projected cash flows and significant deterioration of market conditions.

The Company’s goodwill impairment assessment includes a qualitative assessment to determine whether it is more likely than not that the fair value of the goodwill is below its carrying value, each year, and more often if there are significant changes in business conditions that could result in impairment. When a quantitative analysis is considered necessary for the annual impairment analysis of goodwill, the Company develops an estimated fair value for the reporting unit considering three different approaches: 1) market value, using the Company’s stock price plus outstanding debt; 2) discounted cash flow analysis; and 3) multiple of earnings before interest, taxes, depreciation and amortization based upon relevant industry data.

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. The Company has determined there has not been an interim impairment trigger since acquisition on August 1, 2022.

Contingent liabilities

From time to time the Company may work with success based professional service providers, including securities counsel for private offerings, which may require contingent payments to be made based on the future offering fundraising and financial performance of the offering. In the event that an offering does not perform or is never consummated, the Company may still be required to pay a portion of the success fees for the services provided in preparing the offering. The fair value of the contingent payments would be estimated using the present value of management's projections of the financial results. Failure to correctly project the financial results of the offering or settlement of legal fees related to the offering could materially impact our results of operations and financial position.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the nine months ended September 30, 2022 and 2021.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of September 30, 2022 and 2021 include the following: convertible notes payable convertible into approximately 14,560 and 177,617 shares of common stock, convertible Series A preferred stock convertible into none and 666,667 shares of common stock (due to the event of a public offering of the Company’s common stock in February 2022 this will convert to 833,333 shares), stock options granted to employees of 2,006,251 and 183,333 shares of common stock. Stock options granted to Board members or consultants of 133,333 and 466,667 shares of common stock were granted as of September 30, 2022 and 2021. There were also warrants issued and outstanding to EF Hutton of 80,000 shares of common stock as of September 30, 2022. These warrants were related to and granted during the close of the underwritten public offering in February 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, cost basis and equity method investments, lease assets and liabilities, equity method investments, valuation of stock used to acquire assets, derivatives, and fair values of the intangible assets and goodwill related to business combinations.

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

Recent accounting pronouncements

The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company has early adopted this pronouncement and it has not materially impacted our consolidated financial statements.

Revenue Recognition

We adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). Due to the business combination in which we acquired Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, for the nine months ended September 30, 2022, approximately 97% of our sales consist of the sale of crude oil and are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or to the purchaser’s designated delivery points, at contractual prices, which completes our performance obligation. After completion of our performance obligation, we have an unconditional right to consideration as outlined in our contracts. Due to the nature of our product we do not accept returns. Our receivables will generally be collected in less than three months, in accordance with the underlying payment terms.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 96% of the balance of accounts receivable as of September 30, 2022 and for 99% of the Company’s revenues for the nine months ended September 30, 2022. Additionally, the Company operates in the crude oil industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk in that its customer may be similarly affected by changes in economic, industry or other conditions. There is risk that the Company would not be able to identify and access replacement markets at comparable margins.

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2022, we had an accumulated deficit of approximately $42.8 million. As of September 30, 2022 we had cash of $4,521,791. The Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate gross proceeds of $8 million, prior to deducting underwriting discounts, commissions, and other offering expenses. Prior to the offering, we financed our operations primarily through debt financing, private equity offerings our working interest agreements. We believe we have other liquid assets that may be used to assist in financing the operations of the Company if needed, including marketable securities in Scepter, which hold a fair value $2,892,319 as of September 30, 2022 and have been deposited for trading. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities (see Note 19) of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through November 2023.

Note 3. Business Combination

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC ("Jorgan") and JBAH Holdings, LLC (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, the Company acquired 100% of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments, paid for by the Company with a combination of shares of the issuance of 3,009,552 of the Company’s common stock and secured three-year promissory notes made by the Company in favor of the Sellers in an aggregate amount of $28,664,284.

For the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Common stock	$4,287,655
Note payable to seller	28,664,284
Fair value of total consideration paid	$32,951,939

Net assets acquired and liabilities assumed

Assets acquired in business combination
Current assets	$6,573,359
Finance lease right-of-use assets (property, plant and equipment)	4,464,217
Other assets	546,834
Contract-based intangible assets	25,195,644
Total assets acquired	$36,780,054

Liabilities assumed in business combination
Current liabilities	$(7,054,734)
Long term liabilities	(3,335,409)
Total liabilities acquired	$(10,390,143)

Total net assets acquired	$26,389,911

Goodwill	$6,562,028

The value of goodwill represents SFD and WCCC’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill at September 30, 2022. The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management is performing a valuation study to calculate the fair value of the acquired intangible assets and goodwill, which it plans to complete within the one-year measurement period. The acquired contracts are amortized over the 9 year, 5 month life of the contracts.

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees totaling $174,592 for the nine months ended September 30, 2022. These costs are included in general and administrative expense in our consolidated statement of operations.

Since the date of acquisition on August 1, 2022 through September 30, 2022 $11,738,062 of sales in aggregate is attributed to SFD and WCCC. The unaudited financial information in the table below summarizes the combined results of operations of the Company, SFD, and WCCC for the nine months ended September 30, 2022 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The pro forma earnings for the nine months ended September 30, 2022 and 2021, were adjusted to include intangible amortization expense of contracts acquired of $2,006,662, respectively. The pro forma earnings for the nine months ended September 30, 2022 and 2021, were adjusted to include interest expense on notes payable that were issued as consideration of $1,539,093 and $691,705, respectively. The $174,592 of acquisition-related expenses were excluded from the nine months ended September 30, 2022, and included in the nine months ended September 30, 2021, as if the acquisition occurred at January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
Total net sales	$47,667,690	$23,835,514
Loss from operations	(7,143,460)	(4,018,231)
Net loss (attributable to Vivakor, Inc.)	$(8,402,844)	$(4,670,569)

Basic and diluted loss per share	(0.55)	(0.31)
Weighted average shares outstanding	15,284,240	14,873,495

Note 4. Accounts receivable

Accounts receivable primarily relates to sales to trade accounts receivable of customers for crude oil. Differences between the amounts due from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of September 30, 2022 no allowance for doubtful accounts was deemed necessary. An allowance for doubtful accounts was considered necessary by management as of December 31, 2021 in the amount of $33,000. Trade accounts receivable are zero interest bearing. Trade accounts receivable of $1,186,803 and other accounts receivable of $33,602 are with vendors or companies who share a beneficiary, James Ballengee, with Jorgan and JBAH, which in aggregate hold approximately 16% of our common stock.

Note 5. Prepaid Expenses and Other Assets

As of September 30, 2022, our prepaid expenses mainly consist of prepaid insurances.

As of September 30, 2022 our other assets mainly consist of various deposits with vendors, professional service agents, security deposits on office and warehouse leases, and security deposits on finance leases. As of September 30, 2022 and December 31, 2021 we had office and warehouse lease deposits in the amount of $61,676 and $73,245. As of September 30, 2022 we had deposits in the amounts of $130,000 with professional service agencies and a reclamation bond with the Utah Division of Oil, Gas and Mining in the amount of $14,288. As of September 30, 2022 we had finance lease deposits of $579,034, which will be returned at the end of the finance leases after we have complied with the terms of the lease (see Note 12).

Note 6. Marketable Securities

As of December 31, 2020, the Company owned 3,309,758 shares of common stock in Odyssey Health, Inc. (“Odyssey”) ticker: ODYY, OTC Markets. In December 2021 we sold such shares of Odyssey in a private transaction for a purchase price of $860,491, with $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491, reflecting the market price at that time. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized loss of $379,011 on these marketable securities for the three months ended September 30, 2021 compared to an unrealized gain of $402,114 for the nine months ended September 30, 2021.

The Company has an investment of $881,768 or 826,376,882 shares of common stock in Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets. The Company currently holds an 18% equity holding in Scepter, and is not deemed to have significant influence and is classified as marketable securities with the change in unrealized gains and losses on the investment included in the statement of operations for the three and nine months ended September 30, 2022 and 2021. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. The Company has accounted for such securities based on the quoted price from the OTC Markets where the stock is traded, which resulted in the Company recording an unrealized loss on marketable securities of $1,074,290 and $1,389,014 for the three months ended September 30, 2022 and 2021 compared to an unrealized gain of $661,101 and 850,985 for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021 our Scepter marketable securities were valued at $1,818,029 and $2,231,218.

As of June 30, 2022 and December 31, 2021, marketable securities were $2,892,319 and $2,231,218. For the three months ended September 30, 2022 and 2021, the Company recorded a total unrealized loss of $1,074,290 and $2,481,175 compared to an unrealized gain of $661,101 and $1,253,100 for the nine months ended September 30, 2022 and 2021 on marketable securities in the statement of operations.

Note 7. Inventories

As of September 30, 2022, inventories consist of crude oil and Fenix iron. The crude oil is related to our oil gathering facility in Delhi, Louisiana. The nano Fenix Iron are finished goods that have a 20-year shelf life and were acquired at cost for $192,000. As of December 31, 2021, inventories consist primarily of the Fenix Iron. Inventories are valued at the lower of cost or market (net realizable value).

Note 8. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value

Office furniture and equipment	$27,998	$5,434	$22,564	$14,998	$4,000	$10,998
Vehicles	36,432	24,288	12,144	48,248	26,306	21,942
Finance lease right-of-use assets	5,810,339	1,471,848	4,338,551	–	–	–
Precious metal extraction machine- 1 ton	2,280,000	342,000	1,938,000	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	5,320,000	798,000	4,522,000	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	1,440,000	–	1,440,000	1,440,000	–	1,440,000
Nanosponge/Cavitation device	44,603	–	44,603	22,103	–	22,103
Remediation Processing Unit 1	6,116,013	–	6,116,013	6,249,082	–	6,249,082
Remediation Processing Unit 2	5,714,894	–	5,714,894	5,201,098	–	5,201,098
Remediation Processing Unit System A	3,739,637	–	3,739,637	2,561,467	–	2,561,467
Remediation Processing Unit System B	3,657,420	–	3,657,420	2,345,421	–	2,345,421
Total fixed assets	$34,187,396	$2,641,570	$31,545,826	$25,482,417	$790,306	$24,692,111

For the year ended December 31, 2021 the Company issued 5,413 shares of Series C-1 Preferred Stock value at $64,950 for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the nine months ended September 30, 2022 and 2021 depreciation expense was $500,352 and $8,671. For the nine months ended September 30, 2022 and 2021 capitalized interest to equipment from debt financing was $499,537 and $1,234,801. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. The Company has been in discussions for the potential sale of the precious metal extraction business and ammonia synthesis business, or certain assets of those businesses, including its precious metal extraction machines and bioreactors. The Company is exploring all options including operating the business, creating a joint venture to operate the business, or appraising the businesses or their assets for the potential sale for at least the carrying value.

Note 9. Intellectual Property, Net and Goodwill

The following table sets forth the components of the Company’s intellectual property at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Extraction Technology patents	$113,430	$10,565	$102,865	$113,430	$5,560	$107,870
Extraction Technology	16,385,157	6,280,977	10,104,180	16,385,157	5,666,534	10,718,623
Acquired crude oil contracts	25,195,644	445,925	24,749,719	–	–	–
Ammonia synthesis patents	4,931,380	2,465,690	2,465,690	4,931,380	2,095,836	2,835,544
Total Intellectual property	$46,625,611	$9,203,157	$37,422,454	$21,429,967	$7,767,930	$13,662,037

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2021	$–
Acquisition	6,562,028
September 30, 2022	$6,562,028

On August 1, 2022, the Company closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, and JBAH Holdings, LLC, as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company ("SFD") and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH, whom in aggregate now hold approximately 16% of our common stock. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031.

The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management estimated the provisional fair values of the intangible assets and goodwill at September 30, 2022. Management is performing a valuation study to calculate the fair value of the acquired intangible assets and goodwill, which it plans to complete within the one-year measurement period. Management has estimated the provisional fair values of goodwill and the acquired contracts (described above) to be $6,562,028 and $25,195,644. The acquired contracts are amortized over a 9 year, 5 month life. Based on the estimated fair value, the three and nine months ended September 30, 2022 the amortization expense of the acquired contracts was $445,925, and amortization expense for the year 2022 is estimated to be $1,114,812, and for the years 2023 through 2027 is $2,675,644 in each respective year. As of September 30, 2022 the estimated net value of the acquired contracts is $24,749,719.

The Company has been in discussions for the potential sale of the ammonia synthesis business, or certain assets of that business, including its patents. The Company is exploring all options including operating the business, creating a joint venture to operate the business, or appraising the businesses or their assets for the potential sale for at least the carrying value.

Note 10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$6,524,550	$1,450,531
Office access deposits	340	340
Accrued compensation	603,207	175,000
Unearned revenue	41,871	–
Accrued interest (various notes and loans payable	335,559	–
Accrued interest (working interest royalty programs)	1,562,160	–
Accrued tax penalties and interest	405,314	398,114
Accounts payable and accrued expenses	$9,473,001	$2,023,985

As of September 30, 2022, our accounts payable are primarily made up of trade payable for the purchase of for crude oil. Trade accounts payables in the amount of $3,731,888 is with a vendor who shares a beneficiary, James Ballengee, with Jorgan and JBAH, whom in aggregate now hold approximately 16% of our common stock. $67,446 of accounts payable, which are not trade receivable, are with companies who share a beneficiary with Jorgan and JBAH, whom in aggregate now hold approximately 16% of our common stock. $43,434 of accounts payable, which are not trade receivable, are with a related party where our Chief Financial Officer sits on the board of the directors and is an officer.

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

Note 11. Loans and Notes Payable

Loans and Notes payable consist of the following:

	September 30,	December 31,
	2022	2021
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note (a)	281,268	378,854
Triple T Notes	337,044	353,330
National Buick GMC	16,977	19,440
Various Convertible Bridge Notes (b)	–	1,075,813
Blue Ridge Bank	410,200	410,200
Small Business Administration	299,900	318,175
JP Morgan Chase Bank	90,645	90,645
JBAH Holdings, LLC (c)	286,643	–
Jorgan Development, LLC (c)	28,377,641	–
Various Promissory Notes (d)	2,794,500	3,416,379
Total Notes Payable	$32,945,778	$6,113,796

Loans and notes payable, current	$971,441	$1,511,447
Loans and notes payable, current attributed to variable interest entity	$2,597,709	$3,416,379
Loans and notes payable, long term	$29,376,628	$1,185,970

2022	$2,461,420
2023	1,980,382
2024	16,756,429
2025	11,392,317
2026	124,285
Thereafter	230,945
Total	$32,945,778

__________________

(a)	On September 5, 2017, the Company acquired patents in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775 due in December 2019 with no interest accruing until 2020 and a deferred tax liability of $1,043,398. As of April 1, 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid.

(b)	In 2021 and 2020 the Company entered into various convertible promissory notes as follows:

Throughout 2021 and 2020 the Company entered into convertible promissory notes with an aggregate principal of $415,000. The notes accrue interest at 10% per annum and have a maturity of the earlier of 12 months or the consummation of the Company listing its Common Stock on a senior stock exchange. The notes are convertible at the Company’s option into shares of the Company’s common stock at a price equal to 80% of the opening price of the Company’s common stock on the national exchange or the offering price paid by the investors in the financing in connection with the uplist, whichever is lower, or (ii) repaid in cash in an amount equal to the indebtedness being repaid plus a premium payment equal to 15% of the amount being repaid. If an event of default has occurred and the Company does not convert the amounts due under the Note into the Company’s common stock, then the Company will have the option to convert the outstanding indebtedness into shares of the Company’s common stock at a price equal to 80% of the weighted average trading price of the Company’s common stock on the OTC Markets, or be repaid in cash in an amount equal to all principal and interest due under the Note. All of these notes were converted to common stock as of September 30, 2022.

On October 13, 2020, the Company entered into a convertible promissory note in an amount of $280,500 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $44,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In October 2021 the parties agreed to extend the maturity of this loan to April 13, 2022 in exchange for an increase in principal owed of $30,000. This note has been converted to common stock as of September 30, 2022.

On February 4, 2021, the Company entered into a convertible promissory note in an amount of $277,778 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $36,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In February 2022 the parties agreed to extend the maturity of this loan to August 8, 2022 in exchange for an increase in principal owed of $25,000. This note has been converted to common stock as of September 30, 2022.

(c)	On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, ("Jorgan") and JBAH Holdings, LLC (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC ("SFD") and White Claw Colorado City, LLC ("WCCC" ) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The consideration for the membership interests included secured three-year promissory notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, the Company has committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. Subsequent to September 30, 2022, we entered into an agreement amending the notes issued as consideration in the MIPA, whereby, as soon as is practicable, following and subject to the approval of the Company’s shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, the Company will issue 7,042,254 restricted shares of the Company’s common stock as a payment of $10,000,000 toward the principal of the notes on a pro rata basis, reflecting a conversion price of $1.42 per share. 6,971,831 shares will be issued to Jorgan and $9,900,000 of principal owed to Jorgan will be cancelled and 70,423 shares will be issued to JBAH and $100,000 of principal owed to JBAH will be cancelled. Once the registration statement is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA.

(d)	The balance of these various promissory notes are related to the special purchase vehicle, Viva Wealth Fund I, LLC (VWFI) of which the balance primarily related to an offering up to $25,000,000 in convertible notes in a private offering. As of September 30, 2022, VWFI has raised $11,125,000 and converted $8,950,000 of this debt to VWFI LLC units. A convertible note will automatically convert into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes will accrue interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest will be paid, at which time no further interest payments will accrue. Upon the offering termination date, all units accepted for any series of equipment will automatically convert to Vivakor common stock if the Company has not accepted subscriptions for at least $6,250,000 for a series of equipment. The conversion price of the automatic stock conversion will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in an underwritten offering, which was closed on February 14, 2022 at $5.00 per share. The termination date of the offering has been extended until March 31, 2023 in the sole discretion of the Company. As of April 28, 2021 VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B, and as of September 30, 2022, VWFI has raised approximately $4,875,000 to manufacture RPC Series B as of September 30, 2022. Subsequent to September 30, 2022 an additional $290,000 has been raised in relation this offering, and $290,000 of this debt has been converted into units of the LLC. VWFI has also entered into various master revolving notes outside of the offering: $329,500, from a related party of VWFI, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund; $300,000, from a related party of VWFI, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund; $184,415, made up of two loans with the Company, which accrue between 3-5% interest per annum, have maturity dates of October 14, 2023 and April 20, 2024, where no payments are made prior to the maturity date unless at the option of the fund, and all principal and interest of these two loans is eliminated upon consolidation.

Note 12. Commitments and Contingencies

Finance Leases

In the business combination where we acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC), we acquired certain finance leases contracts and liabilities as described below:

On March 17, 2020, the SFD entered into two sale and leaseback transactions with Maxus Capital Group, LLC (“Maxus”). The first transaction involved the Company assigning twelve 400-barrel steel storage tanks, two truck offloading transfer meters and two pipeline transfer meters located in Richland Parish, Louisiana to Maxus for consideration of $1,025,000 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $22,100. At the end of the lease term there is an option purchase the assets back from Maxus at a purchase price of $1. The second transaction involved the Company assigning all remaining property at the oil gathering facility in Richland Parish, Louisiana with the exception of land, to Maxus for consideration of $1,350,861 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $18,912. At the end of the lease term, there is an option to purchase the assets back from Maxus at a purchase price of $877,519. The 9.39 acres of land located Richland Parish, Louisiana, which contains the oil gathering facility, is being used as collateral for both lease obligations.

We are required to make minimum cash reserve payments of at least $24,000 ($8,945 and $15,055 for the first and second lease, respectively) each month in addition to the base lease payments. The cash reserve payments are to be used in the event of a default. At the end of the term, Maxus will return the balance of any cash reserve payments. As of September 30, 2022, the balances of the cash reserves for these leases were $369,109 and $216,000, respectively. As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. The Company is using imputed interest rates of 12.39% and 10.36% for the first and second lease obligations, respectively, which results in the carrying value of the financial liabilities equating the estimated book value of the leased assets at the end of the lease terms and the dates at which the Company may exercise its buy-back options. Future minimum lease payments for each of the next four years under the Maxus lease obligations is as follows: 2022 $123,063, 2023 $492,145, 2024 $492,145, and 2025 $82,024.

On December 28, 2021, the WCCC entered into a sale and leaseback transaction with Maxus, where WCCC assigned the crude oil, natural gas liquids, condensate, and liquid hydrocarbon receipt, throughput, processing, gathering, and delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus for consideration of $2,500,000 and entered into a lease agreement to lease the China Grove Station back from Maxus for 60 monthly payments of $39,313. At the end of the lease term, the Company has an option to purchase the China Grove Station back from Maxus at 35% of the original cost, or $875,000. The Company has pledged 100% of its interests in accounts receivable as collateral for the lease obligation. The Company is required to make minimum cash reserve payments of at least $16,100 each month in addition to the base lease payments until Maxus has received $471,756. The cash reserve payments are to be used in the event of default. As of September 30, 2022, the balance of the cash reserves for these leases were $138,913. As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. The Company is using an imputed interest rate of 8.54% for the lease obligation, which results in the carrying value of the financial liability equating the estimated book value of the China Grove Station at the end of the lease term and the date at which the Company may exercise its buy-back option. Future minimum lease payments for each of the next five years under the Maxus lease obligation are as follows: 2022 $117,939, 2023 $471,756, 2024 $471,756, 2025 $471,756, and 2026 $432,443.

On December 28, 2021, WCCC incurred $82,400 in financing fees related to the Maxus lease. Such costs have been deferred and are being amortized on a straight-line basis over the five-year term of the related lease. Debt issuance costs amortized to interest expense from the acquisition date on August 1, 2022 to September 30, 2022 were $2,746. The Maxus lease obligation, net of current portion is recorded on the accompanying balance sheet net of unamortized debt issuance costs.

The components of the finance lease cost from the date of acquisition on August 1, 2022 to September 30, 2022 is as follows:

Finance lease cost
Amortization of right of use asset	$112,666
Interest on lease liabilities	66,481
Total lease cost	$179,147

The aggregate finance lease liabilities as of September 30, 2022 was $3,875,360, net unamortized financing fees.

The following table reconciles the undiscounted cash flows for the finance leases as of September 30, 2022 to the finance lease liability recorded on the balance sheet:

2022	$240,975
2023	963,901
2024	963,901
2025	553,780
2026	432,443
Total undiscounted lease payments	3,155,000
Less: Imputed interest	962,598
Present value of lease payments	2,192,401
Add: carrying value of lease obligation at end of lease term	1,753,000
Present value of lease payments	2,192,401
Total finance lease obligations	3,945,401
Less: Unamortized financing fees	70,041
Total lease obligations, net	$3,875,360

Finance lease liabilities, current	$652,440
Finance lease liabilities, long-term	$3,222,920

Weighted-average remaining lease term	3.47
Weighted-average discount rate	9.93%

Operating Leases

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

The right-of-use asset for operating leases as of September 30, 2022 and December 31, 2021 was $648,201 and $663,291. Rent expense for the nine months ended September 30, 2022 and 2021 was $294,382 and $246,526.

The following table reconciles the undiscounted cash flows for the leases as of September 30, 2022 to the operating lease liability recorded on the balance sheet:

2022	$91,560
2023	370,902
2024	304,892
2025	16,135
Total undiscounted lease payments	783,489
Less: Imputed interest	80,854
Present value of lease payments	$702,635

Operating lease liabilities, current	$364,103
Operating lease liabilities, long-term	$338,531

Weighted-average remaining lease term	2.11
Weighted-average discount rate	7.00%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the operating leases were entered into, the incremental borrowing rate was determined to be 7%.

Employment Agreements

On September 30, 2022, the Board of Directors of the Company received notice from Matthew Nicosia, the Company’s Chief Executive Officer and Chairman of the Board of Directors of his resignation from such positions. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices and the resignation is considered to be without good reason. On October 28, 2022 we entered into an executive employment agreement with a new Chief Executive Officer (see Note 19). In June 2022, the Company entered into employment agreements with its previous Chief Executive Officer and its current Chief Financial Officer, which provided for annual base salaries of $375,000 and $350,000, respectively, and provided for incremental increases in their salaries upon the Company’s achievement of specific performance metrics. The Company is currently accruing substantial portions of executive base salaries (see Note 10). The employment agreements provided for the grant of stock options to the previous Chief Executive Officer and the current Chief Financial Officer to purchase up to 955,093 and 917,825 shares of the Company’s common stock, respectively, at an exercise price equal to 110% and 100% of the fair market value of the Company’s common stock on the date of grant. The previous Chief Executive Officer vested in 503,935 of these stock options before his resignation without good reason with the remainder of his stock options cancelled. The total stock options for the Chief Executive Officer vest over two years of continuous employment, subject to acceleration if terminated without cause or resignations for good reason. The Chief Financial Officer’s agreement also provides that it is anticipated that the executive will receive bonuses for 2022 which will be determined by the Company’s Compensation Committee and Board of Directors after taking into account the general business performance of the Company, including any completed financings and or acquisitions.

Contingent liabilities

From time to time the Company may work with success based professional service providers, including securities counsel for private offerings, which may require contingent payments to be made based on the future offering fundraising and financial performance of the offering. In the event that an offering does not perform or is never consummated, the Company may still be required to pay a portion of the success fees for the services provided in preparing the offering. The fair value of the contingent payments would be estimated using the present value of management's projections of the financial results. Failure to correctly project the financial results of the offering or settlement of legal fees related to the offering could materially impact our results of operations and financial position.

Note 13. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs. The RPCs are estimated to enter scaled up operations in 2023 and make estimated payments. The Company estimates future payments based on revenue projections for the RPCs. Due to delays in scaled up operations (see Note 1 Long Lived Assets) the effective interest rate of these agreements increased from approximately 28% to 31%.

Long-term debt consists of the following:

	2022	2021
Principal	$2,196,233	$2,196,233
Accrued interest	2,997,529	4,205,144
Debt discount	(215,659)	(226,823)
Total long term debt	$4,978,103	$6,174,554

Long term debt, current	$9,363	$3,256
Long term debt	$4,968,740	$6,171,298

The following table sets forth the estimated payment schedule of long-term debt as of September 30, 2022:

2022	$950
2023	11,598
2024	15,002
2025	19,409
2026	25,114
Thereafter	2,124,160
Total	$2,196,233

Note 14. Stockholders' Equity

On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, ("JBAH"), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”), whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments, payable in part by the issuance of 3,009,552 shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to closing. JBAH and Jorgan have entered into 18-month lock-up agreements to the 3,009,552 common shares issued for consideration.

Note 15. Temporary Equity

All Series B, B-1, and C-1 Preferred Stock was converted to Common Stock as of June 30, 2021. There was no activity for Series B, B-1, and C-1 Preferred Stock, which remain at a zero balance, for the three months ended September 30, 2021.

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	216,916	$1,301,500	467,728	$3,507,981	255,289	$4,550,977
Series C-1 Issue for a reduction in stock payables	–	–	–	–	5,413	64,950
Dividend paid in Series B-1 Preferred Stock	–	–	–	–	5,626	–
Conversion of Series B and B-1 Preferred Stock to Common Stock	(216,916)	(1,301,500)	(467,728)	(3,507,981)	(266,328)	(4,615,927)
September 30, 2021	–	$–	–	$–	–	$–

During the year ended December 31, 2021, all shares of Series B, B-1, and C-1 Preferred Stock were converted to common stock.

Note 16. Noncontrolling Interest

For the nine months ended September 30, 2022 and 2021, the Company converted $3,400,000 and $2,720,000 in Viva Wealth Fund I, LLC convertible promissory notes into 680 and 544 units of noncontrolling interest in Viva Wealth Fund I, LLC.

For the nine months ended September 30, 2022 and 2021, the Company paid distributions to Viva Wealth Fund I, LLC unit holders of $593,087 and none.

Note 17. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

As of September 30, 2022 and December 31, 2021, the Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vested in May 2022, 166,667 in employee stock options that were issued in 2020 to cliff vest at the end of five years, but were cancelled on September 1, 2022 by the parties in conjunction with the issuance of 1,872,918 employee stock options granted in June 2022 that were to vest over a period of two years, for which 451,158 of these options were cancelled with the resignation without cause of our Chief Executive Officer. For the nine months ended September 30, 2022 and 2021, stock-based compensation was $2,185,615 and $334,584. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vested over 1 year, and a 333,334 stock option to a consultant, which was to vest over 4 years, but was cancelled on September 1, 2022 by the parties which concluded that is was not probable that certain performance targets would be met, as agreed upon by both parties. Non-statutory stock-based compensation was $1,172,500 and $1,157,500 for the nine months ended September 30, 2022 and 2021. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired.

There were no other options granted during the nine months ended September 30, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2020 through September 30, 2022
Risk-free interest rate	0.24 – 3.04%
Expected dividend yield	None
Expected life of warrants	3.33-10 years
Expected volatility rate	169 - 273%

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (Years)

Outstanding, December 31, 2021	650,000	$12.00	7.53
Granted	2,112,919	2.24	6.60
Exercised	(16,667)	11.10	–
Forfeited/canceled	(740,000)	10.00	–
Outstanding, September 30, 2022	2,006,251	$2.56	6.93

Exercisable, December 31, 2021	180,000	$12.00	7.01
Exercisable, September 30, 2022	1,175,059	$2.67	7.09

Outstanding, December 31, 2020	650,000	$12.00	8.53
Outstanding, September 30, 2021	650,000	$12.00	7.78

Exercisable, December 31, 2020	47,083	$12.00	6.27
Exercisable, September 30, 2021	144,167	$12.00	7.01

As of September 30, 2022 and December 31, 2021, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of September 30, 2022 and December 31, 2021, the Company had 80,000 and no warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, 5-year warrants to purchase 80,000 shares of common stock at an exercise price equal $5.75. and were valued with a fair market value of $374,000. We used the Black-Scholes option pricing model to determine the fair value of the warrants, with assumptions of a risk free rate of 1.92%, an expected life of 5 years, and volatility of 167%. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Note 18. Income Tax

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

The Company recorded a provision for income taxes of $800 and none for the nine months ended September 30, 2022 and 2021, respectively. The Company is projecting a (0.01)% effective tax rate for the year ending December 31, 2022, which is primarily the result of projected provision from book loss incurred for the year offset by additional valuation allowance on the net operating losses. The Company’s effective tax rate for 2021 was 9.18% which was the result of the benefit of book income for the year.

As of December 31, 2021, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $14.3 million. Federal NOL carryforwards begin to expire in 2028.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On October 24, 2022, the Board of Directors resolved to increase their compensation to (i) $50,000 per year in cash effective August 1, 2022, in equal quarterly payments, with the first such payment, in the amount of $12,500 due November 1, 2022 and, thereafter, $12,500 every February 1, May 1, August 1 and November 1, and (ii) 100,000 stock options priced at $2.50 per share, vesting immediately. In addition, the Board of Directors approved a one-time payment of $10,000 to each Mr. Trent Staggs and Mr. Al Ferrara for serving as the Chairperson of the Compensation Committee and Chairperson of the Audit Committee of the Board of Directors, respectively, payable on November 1, 2022.

On October 28, 2022, we entered into an executive employment agreement with James Ballengee (the “Employment Agreement”) with respect to the Company’s appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the Board of Directors (the “Board”). Pursuant to the Employment Agreement, Mr. Ballengee will receive annual compensation of $1,000,000 payable in shares of the Company’s common stock, issued in four equal quarterly installments, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation”). The CEO Compensation shall be subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Employment Agreement may be terminated by either party for any or no reason, by providing a five days’ notice of termination. Pursuant to the Employment Agreement, Mr. Ballengee is granted the right to nominate two additional directors for appointment to the Board in his sole discretion, as well as a third additional director upon issuance of the Note Payment Shares (defined below), subject to such directors passing a background check.

On October 28, 2022, in connection with the Employment Agreement, the Company and Jorgan and JBAH entered into an agreement amending the notes issued as consideration in the MIPA (the “Note Amendment”), whereby, as soon as is practicable, following and subject to the approval of the Company’s shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, the Company will issue 7,042,254 restricted shares of the Company’s common stock (the “Note Payment Shares”) as a payment of $10,000,000 toward the principal of the notes on a pro rata basis, reflecting a conversion price of $1.42 per share (the “Note Payment”). 6,971,831 shares will be issued to Jorgan and $9,900,000 of principal owed to Jorgan will be cancelled, and 70,423 shares will be issued to JBAH and $100,000 of principal owed to JBAH will be cancelled. Once the registration statement is declared effective by the SEC, the Note Payment will count against the Threshold Payment Amount, as defined in the notes and the MIPA. As of October 28, 2022, and in connection with Mr. Ballengee’s appointment as Chief Executive Officer, the following parties, of whom Mr. Ballengee is a beneficiary of, will be disclosed as related parties: Jorgan (MIPA note payable), JBAH (MIPA note payable), WC Crude (oil supply agreement and oil storage agreement, both acquired in the business combinations closed August 1, 2022), Endeavor Crude, LLC (shared services agreement acquired in the business combination closed on August 1, 2022).

Subsequent to September 30, 2022, VWFI has raised $290,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that manufacture RPC Series B. Subsequent to September 30, 2022, VWFI has also converted $290,000 of convertible debt into VWFI LLC units.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Vivakor has the following wholly and majority-owned subsidiaries: Silver Fuels Delhi, LLC (since August 1, 2022), White Claw Colorado City, LLC (since August 1, 2022), Vivaventures Remediation Corporation, a Texas corporation, Vivaventures Management Company, Inc., Vivaventures Energy Group, Inc. (99%), Vivaventures Oil Sands, Inc., Vivasphere, Inc., and Vivakor Middle East, LLC (49%, consolidated). Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. Vivakor has common officers with and consolidates Viva Wealth Fund I, LLC.

Business Overview

We are a socially responsible operator, acquirer and developer of clean energy technologies and environmental solutions. Our current efforts are primarily focused on soil remediation and owning and operating crude oil gathering, storage and transportation facilities.

The soil remediation segment of our business specializes in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and other hydrocarbon-based substances. Our patented process allows us to successfully recover the hydrocarbons which we believe could then be used to produce asphaltic cement and/or other petroleum-based products.

We are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. We may expand into other markets, both in Utah and globally, where we believe our technology and services will provide a distinct competitive advantage over our competition.

Our current focus is on the clean-up of greater than 7% hydrocarbon contaminated soil located in Kuwait as a result of the Iraqi invasion, and naturally occurring oil sands deposits in Utah. We have deployed two RPC units to date including one unit to Kuwait (for which operations were temporarily suspended due to COVID-19) and another to Vernal, Utah (which is presently operating).

The crude oil gathering, storage and transportation segment of our business focuses on owning and operating crude oil gathering, storage and transportation facilities. One of our facilities sells crude oil in amounts up to 60,000 barrels per month under agreements with a large energy company. A different facility operates a 120,000 barrel crude oil storage tank near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and we plan to further connect the tank to major pipeline systems.

Recent Developments

Vernal Utah

On April 26, 2022, our subsidiary Vivaventures Energy Group, Inc., entered into a Product Off-Take Agreement (the “Off-Take Agreement”), with Hot Oil Transport, LLC, a Nevada limited liability company (“HOT”). Pursuant to the Off-Take Agreement, the Company plans to produce asphalt that meets certain specifications from its Vernal, Utah RPC plant. HOT will be obligated to purchase from the Company certain quantities of the product from the plant once the plant begins to produce the product, on the terms and conditions set forth in the Off-Take Agreement. The quantity of the product to be sold and purchased pursuant to this Agreement will be (i) 1,000 tons of the product per week, or (ii) the entirety of any lesser amount that may be produced by the Company during any given week. The Off-Take Agreement, sets for forth the rates for the sale and purchase of up to 1,000 tons of product per week. The Off-Take Agreement provides for an initial term of ten years. The Off-Take Agreement will automatically renew for two successive ten-year terms, subject to the Company’s right to continue operating at the current Plant site, unless either party terminates the Off-Take Agreement by written notice to the other party not less than three months prior to the expiration of the term. During a term, the Off-Take Agreement can only be terminated for (i) abandonment or termination of Project by the Company; (ii) default by the other party; or (iii) in connection with occurrence of a force majeure.

Currently the operations at our vernal plant are limited due to recent, temporary supply and personnel limitations. We are not currently producing product toward the Off-Take Agreement due to these recent developments. We anticipate that these limitations may be resolved prior to January 31, 2023.

Membership Interest Purchase Agreement

On June 15, 2022, we entered into a Membership Interest Purchase Agreement, a copy of which is filed herewith as Exhibit 2.1 (the “MIPA”), with Jorgan Development, LLC, a Louisiana limited liability company ("Jorgan") and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”) and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, at closing, which occurred on August 1, 2022, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments, paid for by the Company with a combination of shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to issuance, secured three-year promissory notes made by the Company in favor of the Sellers. The MIPA is also subject to unwinding in the event of a breach of a material term of the MIPA, as set forth in the MIPA.

The MIPA contains customary representations and warranties, pre- and post-closing covenants of each party and customary closing condition.

The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA.

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

The timely and full payment of any and all principal, interest and other amounts due and owing to the Sellers pursuant to the Notes and the other transaction documents and the payment of any and all other obligations owed to the Sellers by the Company under the Notes or thereunder are guaranteed solely by, and to the extent set forth in, the Guaranty Agreements, between each of the Sellers and SFD and WCCC.

SFD operates a crude oil gathering, storage, and transportation facility located on approximately 9.3 acres near Delhi, Louisiana. Under existing agreements, a subsidiary of a large NYSE traded energy company (the “Purchaser”) is obligated to purchase crude oil from SFD in amounts up to 60,000 barrels per month. With prior approval, SFD is eligible to sell to the Purchaser amounts greater than 60,000 barrels of crude oil per month. Additionally, for a period of 10 years, SFD is, under existing crude oil supply agreements with WC Crude, guaranteed a minimum gross margin of $5.00 per barrel on all quantities of crude oil sold thereunder. At present, SFD is gathering and selling approximately 1,400 to 1,700 barrels of crude oil on a daily basis. Additionally, the acquisition of SFD would provide the Company with the infrastructure needed to place a Remediation Processing Machine (“RPC”) to clean soil which has been contaminated by hydrocarbons as well as tank bottom sludge. Management believes SFD’s location in the heart of the Smackover formation would provide the Company with access to significant amounts of tank bottom sludge and contaminated soil.

WCCC operates a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and the Company intends to further connect the tank to a major pipeline system. Under the terms of an existing agreement, WC Crude has agreed to lease the oil storage tank for a period of 10 years. As with SFD, WCCC would provide the Company with the infrastructure to process and sell oil which has been recovered via a RPC machine from tank bottom sludge and contaminated soil which exists in the Permian Basin.

Resignation of Chief Executive Officer and Chairman of the Board of Directors

On September 30, 2022, the Board of Directors of the Company received notice from Matthew Nicosia, the Company’s Chief Executive Officer and Chairman of the Board of Directors of his resignation from such positions. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of Chief Executive Officer and Chairman of the Board; Note Amendment Agreement

On October 28, 2022, we entered into an executive employment agreement with James Ballengee (the “Employment Agreement”) with respect to our appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the Board. Pursuant to the Employment Agreement, Mr. Ballengee will receive annual compensation of $1,000,000 payable in shares of our common stock issued in four equal quarterly installments, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation”). For the first twelve months of Mr. Ballengee’s employment, we will issue him a total of 923,672 shares of our common stock, issuable 230,918 per quarter. The CEO Compensation shall be subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Employment Agreement may be terminated by either party for any or no reason, by providing a five days’ notice of termination.

Pursuant to the Employment Agreement, Mr. Ballengee is granted the right to nominate two additional directors for appointment to the Board in his sole discretion, as well as a third additional director upon issuance of the Note Payment Shares (defined below), subject to such directors passing a background check.

On October 28, 2022, in connection with the Employment Agreement, we entered into an agreement with the Sellers amending the Notes (the “Note Amendment”), whereby, as soon as is practicable, following and subject to the approval of our shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, we will issue 7,042,254 restricted shares of our common stock (the “Note Payment Shares”) as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis, reflecting a conversion price of $1.42 per share (the “Note Payment”). 6,971,831 shares will be issued to Jorgan and $9,900,000 of principal owed to Jorgan will be cancelled and 70,423 shares will be issued to JBAH and $100,000 of principal owed to JBAH will be cancelled.

No later than thirty (30) days following the date the Note Payment and the Note Payment Shares are approved by our shareholders, we shall use our reasonable best efforts to prepare and file with the SEC, a registration statement on Form S-1 or any other available form (the "Registration Statement") for an offering of the Note Payment Shares to be made on a continuous basis pursuant to Rule 415 of the Securities Act.

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

Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed in full. We have experienced supply chain disruptions in building our Remediation Processing Centers (“RPC”) and completing certain refurbishment on our precious metal extraction machines. Kuwait has allowed for the Company to obtain site personnel visas to recommence operations. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

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

Results of Operations for the Three and Nine Months ended September 30, 2022 and 2021

Revenue

For the three months ended September 30, 2022 and 2021 we realized revenues of $11,756,975 and $965,757, respectively, representing an increase of $10,800,218 or 1,118.32%. For the nine months ended September 30, 2022 and 2021 we realized revenues of $11,765,975 and $1,082,757, respectively, representing an increase of $10,683,218 or 986.67%. The increase in revenue is primarily attributed to our oil and natural gas liquid sales which have been realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. For the three and nine months ended September 30, 2021, approximately 99% of our revenues were realized from precious metal sales from our business plan of buying and selling precious metal commodities on the open market during the COVID-19 pandemic while our remediation operations were shut down or delayed. These precious metals were acquired for immediate resale, with us acting as intermediary and never keeping an inventory of precious metals.

Cost of Revenue

For the nine months ended September 30, 2022, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination which closed on August 1, 2022. For the nine months ended September 30, 2021, our cost of revenues consisted primarily of costs associated with selling our precious metals on the open market and precious metal commodity broker fees.

For the three months ended September 30, 2022 and 2021 costs of revenue were $10,536,628 and $938,226, respectively, representing an increase of $9,598,402 or 1,023.04%. For the nine months ended September 30, 2022 and 2021 costs of revenue were $10,536,628 and $1,050,676, respectively, representing a increase of $9,485,952 or 902.84%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our oil and natural gas liquid sales realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Gross Profit and Gross Margin

For the three months ended September 30, 2022 and 2021 we realized gross profit of $1,229,347 and $27,531, respectively, representing an increase of $1,201,816 or 4,365.32%. For the nine months ended September 30, 2022 and 2021 we realized gross profit of $1,229,347 and $32,081, respectively, representing an increase of $1,197,266 or 3,732.01%. For the nine months ended September 30, 2022, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of oil and natural gas liquid. For the nine months ended September 30, 2021, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of precious metals as described above.

Operating Expenses

For the three months ended September 30, 2022 and 2021, we realized operating expenses of $3,543,526 and $1,433,548, which represents an increase of $2,109,978, or 147.19%. For the nine months ended September 30, 2022 and 2021, we realized operating expenses of $9,023,490 and $5,299,296, which represents an increase of $3,724,194, or 70.28%. The increase in our operating expenses was mainly attributed to accrued signing bonuses and employee stock options that were issued related to the executive employment agreements entered into in June 2022 after the Company’ successful underwritten public offering of gross proceeds of $8.0 million and uplist to Nasdaq in February 2022. Whereas prior to the underwritten public offering and uplist to Nasdaq, the executive employment agreements had no signing bonuses, paid the executives $50,000 per year, and only one executive had a stock option grant. Although the executives are currently accruing substantial portions of their wages and signing bonuses to assist the Company, the new employment agreements issued stock options to all executives, increased annual wages for all executives. For the nine months ended September 30, 2022 and 2021 company has paid or accrued employee cash compensation of $599,067 and $101,568, which represents an increase of $497,499, or 489.82%. For the nine months ended September 30, 2022 and 2021, we realized employee stock option expense of $2,185,615 and $334,584, which represents an increase of $1,851,031, or 553.23% increase.

Other income and expense

For the three months ended September 30, 2022 and 2021, other income (expense) was $567,724 and $(2,712,825), which represents an increase of $3,280,099, or 120.91%. The increase is mainly attributed to an unrealized gain (loss) of $1,074,290 and $(2,481,175) on marketable securities, which represents an increase of $3,555,465, or 143.30% in marketable securities. For the nine months ended September 30, 2022 and 2021, other income (expense) was $94,140 and $722,350, which represents a decrease of $628,210, or 86.97%. The decrease in other income is mainly attributed to unrealized gains of $661,101 and 1,253,100 on marketable securities, which represents a decrease of $591,999, or 47.24% in marketable securities. These securities were accounted for at a fair value based on the quoted prices in the active markets and fluctuate based on market prices of the securities.

Provision for income tax

The Company recorded an income tax provision of none and $723,911 for the three months ended September 30, 2022 and 2021, respectively, representing a decrease of $723,911 or 100%. The Company recorded an income tax provision of $800 and none for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of $800 or 100%. The effective tax rate as of September 30, 2022 and 2021 was (0.01)% and 9.18%. The difference in effective tax rate was primarily due to the decrease in unrealized gains on marketable securities for the nine months ended September 30, 2022 and 2021.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021 as presented below:

	September 30,
	2022	2021
Net cash used in operating activities	$(3,452,980)	$(2,553,026)
Net cash used in investing activities	(1,648,722)	(2,311,919)
Net cash provided by financing activities	8,129,744	7,651,607

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of September 30, 2022 and 2021, we had an accumulated deficit of approximately $42.8 million and $33.1 million.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $4,521,791 and $1,493,719, with $147,865 and $199,952 attributed to variable interest entities, respectively.

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

For the nine months ended September 30, 2022 and 2021, our net cash used in operating activities was driven by the consolidated net loss of $7,716,919 and 4,544,865, including expense related amortization and depreciation expense, stock options issued for services, and the increase in stock-based compensation as described above.

For the nine months ended September 30, 2022 and 2021, our net cash used in investing activities was mainly attributed to our purchase of equipment of $1,807,140 and $2,260,458 related to the manufacturing of our RPC plants.

For the nine months ended September 30, 2022 and 2021, our net cash provided by our financing activities was mainly attributed to proceeds of $3,177,622 and $8,033,407 related to the issuance of convertible bridge notes and other loans, and from the proceeds of $6,240,000 from our February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. We made distributions to noncontrolling interests of $593,087 and none for the nine months ended September 30, 2022 and 2021. We also made payments on notes payable of $534,111 and $374,065 for the nine months ended September 30, 2022 and 2021.

There are no further existing firm obligations; however we anticipate further construction costs of approximately $2.5 million in connection with our construction in process of our current RPC plants.

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

We believe the liquid assets of the Company give it adequate working capital to finance our day-to-day operations for at least twelve months through November 2023.

Contractual Obligations

Our contractual obligations as of September 30, 2022 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of September 30, 2022 are as follows:

2022	$240,975
2023	963,901
2024	963,901
2025	553,780
2026	432,443
Total	$3,155,000

Our contractual obligations as of September 30, 2022 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025. Operating lease obligations as of September 30, 2022 are as follows:

2022	$91,560
2023	370,902
2024	304,892
2025	16,135
Total	$783,489

Interest Rate and Market Risk

Interest Rate Risk

Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. We do not have variable interest rate-sensitive income agreements. We do have financing arrangements that were issued on August 1, 2022 as consideration for the business combination and acquisition of SFD and WCCC, in which the three year notes have variable interest rates based on the prime rate, which exposes us to further interest expense if the prime rate increases. We believe that the LIBOR is being phased out globally and do not have any financings with variable interest rates based on the LIBOR.

Market Risk — Equity Investments

Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. We own equity securities that are publicly traded. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments are approved, monitored, and evaluated by members of management.

Inflation

Prolonged periods of slow growth, significant inflationary pressures, volatility and disruption in financial markets, could lead to increased costs of doing business. Inflation generally will cause suppliers to increase their rates, and inflation may also increase employee salaries and benefits. In connection with such rate increases, we may or may not be able to increase our pricing to consumers. Inflation could cause both our investment and cost of revenue to increase, thereby lowering our return on investment and depressing our gross margins.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in the Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on May 2, 2022. On August 1, 2022, we closed a Membership Interest Purchase Agreement (“MIPA”), with Jorgan Development, LLC, and JBAH Holdings, LLC, as the equity holders of Silver Fuels Delhi, LLC ("SFD") and White Claw Colorado City, LLC ("WCCC") whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management estimated the provisional fair values of the intangible assets and goodwill related to this business combination at September 30, 2022. Management is performing a valuation study to calculate the fair value of the acquired intangible assets and goodwill, which it plans to complete within the one-year measurement period.

With the close of the MIPA on August 1, 2022, we adopted ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which was issued by FASB in October 2021. The guidance improves the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company does not believe this pronouncement will materially impact our consolidated financial statements.

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

Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer , as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

In regards to the segregation of duties, management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff consists of Chief Financial Officer, a bookkeeper and external accounting consultants, additional full-time personnel will ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will eliminate or greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

We implemented further internal controls surrounding our review process with our service provider for filing reports with the SEC. Such changes include the addition of multiple reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions that arise in the normal course of business. We intend to defend vigorously against any future claims and litigation. We are not currently involved in any material disputes and do not have any material litigation matters pending.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC, except as follows:

If we fail to make the Threshold Payment, or otherwise breach the terms of the MIPA, the transaction consummated by the MIPA may be unwound.

Under the terms of the MIPA, we agreed with the Sellers that, in the event of a breach of the terms of the MIPA, the Notes, or the Pledge Agreement, the sole and exclusive remedy of the parties will be to unwind the MIPA transaction (the “Unwinding”). In any such Unwinding, the Membership Interest will be transferred to Sellers and Sellers will assign and transfer to us, the number of shares of our common stock constituting the Purchaser Stock Consideration and any other amounts (the “Pre-Payment Amounts”) paid to Sellers by us above and beyond the monthly amounts required to be paid to Sellers under the Notes. If the MIPA transaction were to be unwound we would no longer own SDF and WCCC, which would substantially impact our operations and revenues.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.

Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, pipe or pipeline failures, and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances. For example, our operations are subject to risks associated with storage and handling of oil, including any mishandling or surface spillage. In addition, our operations are exposed to potential natural disasters, including blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our product if they view our environmental or safety record as unacceptable, which could cause us to lose customers and revenues.

Our operations in the U.S. Gulf of Mexico region are particularly susceptible to interruption and damage from hurricanes. Any of these operating hazards could cause personal injuries, fatalities, oil spills, discharge of hazardous substances into the air and water or environmental damage, lost production and revenue, remediation and clean-up costs and liability for damages, all of which could adversely affect our business, financial condition and results of operations and may not be fully covered by our insurance.

Our insurance may not be adequate to cover all losses or liabilities we may suffer. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In addition, sub-limits have been imposed for certain risks. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations, which might severely impact our financial position.

Additionally, we may not have coverage if we are unaware of the pollution event and unable to report the “occurrence” to our insurance company within the time frame required under our insurance policy. In addition, these policies do not provide coverage for all liabilities, and the insurance coverage may not be adequate to cover claims that may arise, or we may not be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2022, the Company granted 16,667 shares of our common stock for a stock award, which successfully cliff vested in May 2022.

On August 1 2022, we consummated the transactions under the MIPA, as disclosed herein, including the issuance of the 3,009,552 shares of our common stock, comprising the Purchaser Stock Consideration, to Jorgan and JBAH, entities controlled by Mr. James Ballengee, who is now our Chief Executive Officer. This issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchasers contained in the MIPA signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Membership Interest Purchase Agreement dated as of June 15, 2022, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC	8-K	2.1	6/22/2022

4.1	Form of Secured Promissory Note of Registrant	8-K	4.1	6/22/2022

10.1	Form of Shared Services Agreement among Endeavor Crude, LLC, Silver Fuels Delhi LLC and White Claw Colorado City, LLC	8-K	10.1	6/22/2022

10.2	Form of Pledge Agreement	8-K	10.2	6/22/2022

10.3	Form of Master Netting Agreement among Registrant, Silver Fuels Delhi LLC, White Claw Colorado City, LLC, Jorgan Development, LLC, JBAH Holdings, LLC, Endeavor Crude, LLC and White Claw Crude, LLC	8-K	10.3	6/22/2022

10.4	Form of Guaranty Agreement	8-K	10.4	6/22/2022

10.5	Form of Lock-Up Agreement	8-K	10.5	6/22/2022

10.6	Form of Assignment of Membership Agreement	8-K	10.6	6/22/2022

10.7	Form of Release Agreement	8-K	10.7	6/22/2022

10.8	Oil Storage Agreement dated January 1,2021 by and between White Claw Colorado City, LLC and White Claw Crude, LLC	8-K	10.8	6/22/2022

10.9	Crude Petroleum Supply Agreement dated January 1,2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	10.9	6/22/2022

10.10	Form of First Amendment to Crude Petroleum Supply Agreement dated January 1,2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	10.10	6/22/2022

16.1	Letter of Macias Gini & O’Connell, LLP dated July 8, 2022, on the Change in Certifying Accountant	8-K	16.1	7/11/2022

Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.	X

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.	X

32.1**	Section 1350 Certification of Chief Executive Officer.	X

32.2**	Section 1350 Certification of Chief Financial Officer.	X

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	InlineXBRL Taxonomy Extension Schema Document
101.CAL*	InlineXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	InlineXBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	November 21, 2022

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 21, 2022

