Form 10-K
period 2022-12-31
Vivakor, Inc.
filed 2023-05-25
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The aggregate market value of the 13,361,835 voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $29,396,037 based on the closing price of $2.20 per share of the registrant’s common stock as quoted on The Nasdaq Capital Market on that date.

As of May 5, 2023, there were 18,064,838 shares of registrant’s common stock outstanding.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” discussion of this Annual Report on Form 10-K.

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

ii

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

iii

PART I

Item 1 - Business

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as, related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services. One of our facilities sells crude oil in amounts up to 60,000 barrels per month under agreements with a large energy company. A different facility owns a 120,000 barrel crude oil storage tank near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system, and we plan to further connect the tank to major pipeline systems. Our soil remediation services specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by, or laden with, heavy crude oil and other hydrocarbon-based substances. Our patented process allows us to successfully recover the hydrocarbons which we believe could then be used to produce asphaltic cement and/or other petroleum-based products.

Recent Developments

Acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC

On June 15, 2022, we entered into a Membership Interest Purchase Agreement(the “MIPA”), with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”) and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, at closing, which occurred on August 1, 2022, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments, paid for by the Company with a combination of shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to issuance, secured three-year promissory notes made by the Company in favor of the Sellers. The MIPA is also subject to unwinding in the event of a breach of a material term of the MIPA, as set forth in the MIPA.

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

The timely and full payment of any and all principal, interest and other amounts due and owing to the Sellers pursuant to the Notes and the other transaction documents and the payment of any and all other obligations owed to the Sellers by the Company under the Notes or thereunder are guaranteed solely by, and to the extent set forth in, the Guaranty Agreements between each of the Sellers and SFD and WCCC.

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

Off-Take Agreement

On April 26, 2022, our subsidiary Vivaventures Energy Group, Inc., entered into a Product Off-Take Agreement (the “Off-Take Agreement”), with Hot Oil Transport, LLC, a Nevada limited liability company (“HOT”). Pursuant to the Off-Take Agreement, the Company plans to produce asphalt that meets certain specifications from its Vernal, Utah RPC plant. HOT will be obligated to purchase from the Company certain quantities of the product from the plant once the plant begins to produce the product, on the terms and conditions set forth in the Off-Take Agreement. The quantity of the product to be sold and purchased pursuant to this Agreement will be (i) 1,000 tons of the product per week, or (ii) the entirety of any lesser amount that may be produced by the Company during any given week. The Off-Take Agreement sets for forth the rates for the sale and purchase of up to 1,000 tons of product per week. The Off-Take Agreement provides for an initial term of ten years. The Off-Take Agreement will automatically renew for two successive ten-year terms, subject to the Company’s right to continue operating at the current Plant site, unless either party terminates the Off-Take Agreement by written notice to the other party not less than three months prior to the expiration of the term. During a term, the Off-Take Agreement can only be terminated for (i) abandonment or termination of Project by the Company; (ii) default by the other party; or (iii) in connection with occurrence of a force majeure. Currently the operations at our Vernal plant are limited due to recent, temporary supply and personnel limitations. We are not currently producing product toward the Off-Take Agreement due to these recent developments. We continue to assess the impact of these limitations on this agreement and ancillary agreements.

Land Lease Agreement

On December 16, 2022, our subsidiary, Vivaventures Remediation Corp. entered into a Land Lease Agreement (the “Land Lease”) with W&P Development Corporation, under which we agreed to lease approximately 3.5 acres of land in Houston, Texas (commonly known as The San Jacinto River & Rail Park, 18511 Beaumont Highway, Houston, Texas). The Land Lease is for an initial term of 126 months and may be extended for an additional 120 months at our discretion. Our monthly rent is $0 for the first three months and then at month 4 it is approximately $7,000 (based on a 50% reduction) and increases to approximately $13,000 in month 7 and then increases annually up to approximately $16,000 per month by the end of the initial term. We plan to place one or more of our RPC machines on the property, as well as store certain equipment.

Our Operations and Resulting Financial Impact

Crude Oil Gathering, Storage and Transportation

As a result of our acquisitions of WCCC and SFD we entered into the crude oil gathering, storage and transportation industry.

SFD operates a crude oil gathering, storage, and transportation facility located on approximately 9.3 acres near Delhi, Louisiana. Under existing agreements, a subsidiary of a large NYSE traded energy company (the “Purchaser”) is obligated to purchase crude oil from SFD in amounts up to 60,000 barrels per month. With prior approval, SFD is eligible to sell to the Purchaser amounts greater than 60,000 barrels of crude oil per month. Additionally, for a period of 10 years, SFD is, under existing crude oil supply agreements with WC Crude, guaranteed a minimum gross margin of $5.00 per barrel on all quantities of crude oil sold thereunder. At present, SFD is gathering and selling approximately 1,400 to 2,000 barrels of crude oil on a daily basis. The facility has a daily capacity to gather and sell approximately 4,000 barrels of crude oil. For the year ended December 31, 2022, we recognized $27,300,210 in revenue from SFD’s operations.

WCCC operates a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and the Company intends to further connect the tank to major pipeline systems. Under the terms of an existing agreement, WC Crude has agreed to lease the oil storage tank for a period of 10 years. For the year ended December 31, 2022, we recognized $758,164 in revenue from WCCC’s operations.

Remediation Processing Centers

We presently have two projects utilizing our first two manufactured RPCs - our project in Kuwait and our project in Vernal, Utah.

In Kuwait, pursuant to an agreement with Al Dali International Co., a company organized under the laws of Kuwait (“DIC”), we will be due $50,000 upon the successful remediation of the first 100 tons ($500 per ton) of contaminated soil under its subcontractor services for the Kuwait Oil Company (“KOC”) Remediation Contract. In addition, we will be due $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is also anticipated to generate a bitumen sub-product. We have agreed with DIC to sell this sub-product and share the net profits equally (50% to the us and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. The operations surrounding our first RPC for this project were temporarily suspended until recently. Pursuant to the Agreement, in 2023 we finished refurbishing the RPC and have commenced the testing operations of the first 100 tons and thereafter plan to begin remediating the 444,311 ton stockpile.

Our RPC situated in Vernal, Utah has the capacity to process 500 tons or more of naturally occurring oil sands deposits per day. We estimate that if the extracted material is composed of at least 10% oil, we will recover approximately 250 barrels of extracted hydrocarbons each day, which could then be sold for energy or converted to asphaltic cement and sold for use in roads at higher prices. Currently the operations at our Vernal plant are limited due to recent, temporary supply and personnel limitations. We are not currently producing product toward the Off-Take Agreement due to these recent developments. We continue to assess the impact of these limitations on this agreement and ancillary agreements.

Ancillary to our Vernal, Utah operations, we have an exclusive license agreement with TBT Group, Inc., under which we are exploring the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC utilizing TBT Group’s piezo electric and energy harvesting technologies. For the year ended December 31, 2022 we realized an impairment loss of $447,124 on this license agreement with TBT Group due to the current disruptions at the Vernal, Utah facility.

Precious Metals Extraction Services

We previously extracted and sold precious metals using our extraction machinery and held extracted precious metals from those operations for monetization. The operations surrounding our precious metals extraction services were suspended until recently, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss of $1,166,709 surrounding our precious metal concentrate and an impairment loss of $6,269,998 surrounding the extraction machinery, which fully impairs the precious metals assets.

Market Opportunity

Crude Oil Gathering, Storage and Transportation

We are presently seeking additional acquisition or development opportunities within the traditional midstream oil and gas sector which are complementary to our existing facilities which provide us with an opportunity to capture more of the energy value chain.

Remediation Processing Centers

Houston

In April 2022, we contracted with an industrial solutions service company as independent contractor to assist us in placing a RPC in the Houston, Texas market for the purpose of processing hydrocarbon tank bottoms. The contractor will assist in our operations in the Gulf Coast Region, including Texas, Louisiana, Arkansas, Oklahoma, and New Mexico. In conjunction with our contractor, we secured a site location to mobilize, commission, and operate the Company’s RPC technology, which is anticipated to be on the land lease we entered into in December 2022 for approximately 3.5 acres of land in Houston, Texas (commonly known as The San Jacinto River & Rail Park). The Land Lease is for an initial term of 126 months and may be extended for an additional 120 months. Our contractor has begun acquiring required state and local permits, which are prerequisites to us being able to deliver and set up a RPC we had manufactured in 2022 and 2023. After the RPC is set up and tested in Houston, Texas we intend to contract with the independent contractor to assist us in operating the RPC and to supply us with a workforce to do so.

Kuwait

The United Nations (UN) had allocated up to $14.7 billion for post-Iraq war reparations in order to clean up Kuwait. Kuwait suffered extensive contamination as a result of the 1991 Persian Gulf War.

As a result of successfully testing our technology on the contaminated material in Kuwait, including reducing the amount of contaminated material in Kuwait from 20% hydrocarbon contamination to just 0.2% hydrocarbon contamination, based on third party independent testing performed by ALS Arabia in March 2020, we were engaged by a subcontractor, DIC, which is approved by KOC for the Kuwait Environmental Remediation Program (“KERP”) project.

The KERP project is anticipated to involve approximately 26 million cubic meters of contaminated oil sands requiring remediation. We expect that as much as 20% of the contaminated soil will contain more than 5% hydrocarbon contamination. Our agreement with DIC is for clean up of a portion of the KERP project.

The oil recovered from these projects in Kuwait is considered a sovereign asset, so the ability to reclaim this asset also creates a social value for the country. In order to remediate all of the contaminated sand exhibiting greater than 7% contamination in the timeframe required by the UN, we anticipate obtaining further agreements through KOC to expand its service contract over the next several years.

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

We are due to receive $50,000 upon the successful remediation of the first 100 tons ($500 per ton) of contaminated soil under its subcontractor services for the KOC Remediation Contract. In addition, we are due to receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. The Company and DIC have agreed to sell this sub-product and share the net profits equally (50% to the Company and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate.

Pursuant to the Agreement, one of our pilot RPC plants is on location and we are currently running test runs with the pilot plant. Assuming the test runs with the pilot plant prove successful, then within one year of certain contract milestones being met, we will provide a larger RPC plant capable of processing 40 tons of soil per hour. We will bear the cost of the related manufacturing, deployment, break-down and spare parts of the RPCs. The RPC plant remediation services must reduce TPH contamination to less than 1%. DIC will provide all other costs for bonds, infrastructure, and operations of the plant.

Vernal, Utah Project

The State of Utah has, according to the U.S. Geological Survey, approximately 14 billion barrels of measured oil in place with an additional estimated 23 to 28 billion barrels of oil contained in contaminated oil sands that are deposited near the ground surface. We believe that the crude from these oil sands can be turned into asphaltic cement for making roads or upgraded for polymers or fuel. In June 2021, we entered into an agreement with the owner of such parcel of land that permitted us to continue to operate on the land on a month-to-month basis. In March 2022, we entered into a land lease with the Vernal, Utah landowner for a five year term, with an optional 5 year extension, allowing us to process up to 2,000 tons per day of oil sand material, with a guarantee by the land owner to deliver material with a minimum of 10% hydrocarbon by weight.

The Vernal property contains approximately 100 million cubic yards of oil sand material available for processing. The property is located on approximately 600 acres. We believe that we could ultimately recover as much as 40 million barrels of oil from this property as a whole if we are able to economically scale our operations and obtain further land leases from the landowner.

Currently the operations at our Vernal plant are limited due to recent, temporary supply and personnel limitations. We are not currently producing product toward the Off-Take Agreement due to these recent developments. The Company continues to assess the impact of these limitations on this agreement and ancillary agreements.

Ancillary to our Vernal, Utah operations, we have an exclusive license agreement with TBT Group, Inc., under which we are exploring the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC utilizing TBT Group’s piezo electric and energy harvesting technologies. For the year ended December 31, 2022 we impaired the license agreement with TBT Group due to the current disruptions at the Vernal, Utah facility.

Our Technologies

We own and/or license a number of technologies that allow us to effectively operate our remediation and recovery business along with other technologies that provide synergies with our core business. The description of these various technologies follows.

Hydrocarbon Extraction Technology

In 2015, we acquired and improved technology aimed at remediating contaminated soil and recovering usable hydrocarbons, which is used in our remediation plants (also known as Remediation Processing Centers or RPCs). We presently have two US patents and pending foreign applications related to our RPCs. Our RPCs each have the potential to clean a minimum of 20 tons of contaminated material per hour, depending on the oil contamination percentage in the processed material. Each RPC has the capacity to process 500 tons or more of contaminated material per day on a 24-hour operation. The amount of extracted hydrocarbon recovered depends on the extent to which the material is contaminated. We estimate that for every 480 tons of contaminated material processed per day that contains at least 10% oil, we will recover approximately 250 barrels of extracted hydrocarbons.

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

On September 30, 2020, we entered into an Intellectual Property License Agreement (“BGreen License Agreement”) with BGreen, LLC (“BGreen”), pursuant to which we have been granted a worldwide, exclusive, non-transferable license to the intellectual property embodied in BGreen’s cavitation technology to develop, manufacture, have manufactured, use market, import, have imported, offer for sale and sell cavitation devices built from the licensed intellectual property. The BGreen License Agreement also grants us the first right of refusal to purchase all devices and all intellectual property associated with the cavitation technology. To date we have only deployed limited resources to this project, and we are not sure when, or if, we will deploy additional resources to further explore the possibilities of this technology.

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

Competitive Strengths and Growth Strategy

Our two primary growth strategies for our crude oil gathering, storage and transportation services is to attempt to acquire additional barrels of oil for our services, and to seek to acquire businesses that have operations that are synergistic with our current operations.

Regarding our remediation services, we are focused on the remediation of contaminated soil and water resulting from either man-made spills or naturally occurring deposits of oil. Historically, our primary focus has been the remediation of oil spills resulting from the Iraqi invasion of Kuwait and naturally occurring oil sands deposits in the Uinta basin located in Eastern Utah. However, we plan to expand into other markets where we believe our technology and services will provide a distinct competitive advantage over our competition.

To that end, in April 2022, we contracted with an industrial solutions service company as independent contractor to assist us in placing a RPC in the Houston, Texas market for the purpose of processing hydrocarbon tank bottoms.

Additionally, in the future we intend to focus on placing additional RPCs in the Gulf Coast Region, including Texas, Louisiana, Arkansas, as well as in Oklahoma, and New Mexico. In order to place RPCs at these locations we will need to secure the necessary financing and manufacture additional RPCs, as well as contract with the site locations in order to install the RPCs.

In addition to our growth strategies set forth above, we are also focused on growth through the acquisition of synergistic businesses and are regularly reviewing potential acquisition targets.

Competitive Strengths

We believe the following strengths provide us with a distinct competitive advantage and will enable us to effectively compete on a global basis:

●	Proprietary patented technology;

●	Environmental advantages; and

●	Experienced and highly-skilled management, Board of Directors and Advisory Board.

Proprietary Patented Technology

In total, we, together with our subsidiaries, have intellectual property that is in the form of both proprietary knowledge and patents. Our patent portfolio consists of four issued U.S. patents, and several pending patent applications internationally. In addition, we have licensed from our partners the right to use additional patented technologies.

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

Experienced and Highly Skilled Management, Board of Directors and Advisory Board

Our management team has started and successfully grown numerous companies and has utilized this experience to develop a strategic vision for the Company. We have demonstrated the effectiveness of our technologies in both Vernal, Utah and Kuwait, accomplishing the clean-up of contaminated areas.

Our Board of Directors is comprised of accomplished professionals who bring decades of experience to the Company. Our Board of Directors includes our Chief Executive Officer, who brings more than two decades of experience in midstream oil and gas senior management roles, our Chief Financial Officer, who is a CPA and previously worked at Deloitte LLP (USA) and later at Withum+Brown, PC, where he worked with clients with assets of more than $100 billion and annual revenues of more than $15 billion, a director who has served as chief financial officer for five listed companies, including working as point person for over 20 acquisition transactions and as audit committee chair for numerous public companies, a director with over 35 years of experience in Board of Directors, CEO and Senior Management positions in a variety of industries including technology services, telecommunications, healthcare, and business process outsourcing, and a director who brings over 25 years of experience in operations and senior management in the midstream and downstream sectors of the oil and gas industry.

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

Growth Strategies

Crude Oil Gathering, Storage and Transportation

We plan to grow our crude oil gathering, storage and transportation business by pursuing the following strategies:

●	Increasing the number of barrels of oil gathered, stored, and transported pursuant to our existing long-term contracts;

●	Construction of wash plant facilities for oil transportation trucks to gather, store and transport reclaimed oil from these facilities;

●	Acquisition of additional gathering, storage, and transportation assets or companies; and

●	The development or acquisition of complementary midstream oil and gas companies or projects.

WCCC operates a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. We intend to further connect the tank to major pipeline systems.

SFD operates a crude oil gathering, storage, and transportation facility, which is presently gathering and selling approximately 1,400 to 2,000 barrels of crude oil on a daily basis. We plan to increase operations at the SFD facility. This facility has the capacity to gather and sell up to 4,000 barrels of crude oil per day.

In April 2022, we contracted with an industrial solutions service company as an independent contractor to assist us in constructing an oil truck wash and remediation facility to be used in conjunction with operating a RPC in Houston, Texas for the purpose of processing hydrocarbon tank bottoms from the wash plant operations. Once the oil truck wash and remediation facility is completed it will allow us to charge tipping fees for our service to take in tank bottoms for our plant to remediate. Our independent contractor is working to secure feed stock contractors through their industry relationships.

Remediation Processing Centers

We will strive to grow our RPC business by pursuing the following strategies:

●	Expansion into new and complementary markets;

●	Operating our Remediation Project in Kuwait;

●	Increase of revenue via new service and product offerings;

●	Strategic acquisitions and licenses targeting complementary technologies; and

●	Redeployment of the metallic separation technologies.

Expansion into New and Complementary Markets

We intend to explore expansion opportunities on a global basis, including in places with extreme contamination and naturally occurring oil sands deposits, where we believe our technology and service offerings may provide a distinct competitive advantage. We are currently in discussions with several groups for deploying our RPCs for remediation projects (primarily for oil spills, tank bottom sludge and drill cuttings) domestically in Houston, TX, Corpus Christ, TX, Midland, TX Cushing OK, Lake Charles, LA. Our technology is able to process tank bottom sludge, drill cuttings, and soils form hydrocarbon spills, returning the sand to less than 0.5% contamination while reclaiming the oil for waste energy use. In furtherance of that strategy, as noted above, in April 2022, we contracted with an industrial solutions service company as independent contractor to assist us in placing a RPC in the Houston, Texas market where we have leased property (the San Jacinto River & Rail Park) for the purpose of processing hydrocarbon tank bottoms. Once our contractor has acquired the required state and local permits, which are prerequisites to us being able to deliver and set up a RPC on the site, and after the RPC is set up and tested, we intend to contract with the independent contractor to provide us with the workforce to begin operating the plant. Once the oil truck wash and remediation facility is completed it will allow us to charge tipping fees for our service to take in tank bottoms for our plant to remediate. Our independent contractor is working to secure feed stock contractors through their industry relationships.

Additionally, in the future we intend to focus on placing additional RPCs in the Gulf Coast Region, including Texas, Louisiana, Arkansas, as well as in Oklahoma, and New Mexico. In order to place RPCs at these locations we will need to secure the necessary financing and manufacture additional RPCs, as well as contract with the site locations in order to install the RPCs.

Operating our Remediation Project in Kuwait

Our RPC technology was successfully used in our initial project for KOC in Kuwait, where we removed hydrocarbons from soil with more than 7% contamination and, following the process, the hydrocarbon contamination level of the soil was reduced to less than 0.5%, which was lower than the level needed to meet the project specifications. There is still approximately 26 million cubic meters of soil contaminated by oil from the Iraqi invasion of Kuwait. Pursuant to our Services Agreement with DIC, we will receive $50,000 for the successful remediation of the first 100 tons ($500 per ton) under its subcontractor services for the KOC Remediation Contract. In addition, we will receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. We have agreed with DIC to sell this sub-product and share the net profits equally (50% to us and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. Other technologies may also be used for the less contaminated soils.

Increase of Revenue via New Service and Product Offerings

To date, we have focused on the remediation of soil contaminated by oil. We intend to target other hydrocarbon remediation businesses that focus on, among other things, the cleaning of tank bottom sludge, and the cleaning of the water used from drilling oil wells. Oil producers generally pay to dispose of sludge that has accumulated at the bottom of storage tanks. We believe that our technologies could be used to separate the contaminated water from heavy crude produced from drilling, while simultaneously recovering the heavy crude. We believe we will be able to offer these services at a cost that is very competitive with current methods and that our ability to recover the heavy crude for resale will give us a competitive advantage. We are currently in early stage discussions relating to some of these remediation projects.

Strategic Acquisitions and Licenses Targeting Complementary Technologies

We intend to seek out opportunities to acquire or license only specific technologies that are either complementary to our existing product offerings or that will allow us to expand into the environmental infrastructure markets. We entered into a worldwide, exclusive license agreement with TBT Group, Inc. to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways, which we believe could be embedded directly into the asphaltic cement we intend to produce from the hydrocarbons we extract, providing the basis for smart roads and infrastructure. We believe that these sensors, which are self-powered, could be used to provide information about traffic, road conditions and repair needs as well as allowing the roads to communicate directly with autonomous vehicles enabling these vehicles to sense the road in all weather conditions. By complementing the asphaltic cement,we expect to produce with integrated sensors for automated vehicles, we believe that we will be able to offer a smart road.

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

Scepter Holdings

We currently hold 826,376,882 (approximately 17.5% of the outstanding common) shares of Scepter Holdings, Inc. (OTC Markets: BRZL), a company that manages the sales and development of consumer-packaged goods. Our holdings of 826,376,882 common shares have a market value of approximately $1,322,203 as of April 18, 2023.

Odyssey Group International

In 2014, we acquired a minority interest in Odyssey Group International, Inc. (“Odyssey”) (OTCQB: ODYY), a trans-disciplinary product development enterprise involved in the discovery, development and commercialization of a broad range of products applied to targeted segments of the health care industry. We owned 3,309,578 shares of Odyssey common stock through December 2021 at which time we sold such 3,309,578 shares of Odyssey in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five-year term. The purchaser made their initial payment in the first quarter of 2022 but has not made further payments. We have reserved against the note in the amount of $828,263.

Future Products; Research and Acquisition

We intend to identify, develop or acquire products and/or services with a primary focus on the petroleum, mining and minerals, and alternative energy industries. Our general approach is to select products or services that are at or near commercial viability, or that we believe can be substantially developed for commercialization. We then negotiate agreements to either acquire or to provide secured loan financing to these companies to complete their development, testing and product launches in exchange for control of, or a significant ownership interest in, the products or companies.

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

We have the following direct and indirect wholly-owned active subsidiaries: Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivasphere, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation. We have a 99.95% ownership interest in Vivaventures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in Vivaventures Energy Group, Inc. is held by a private investor unaffiliated with the Company. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company.

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

Intellectual Property

We own four issued US patents and two pending international PCT patent application covering our propriety technology, specifically:

●	US Patent 7,282,167 for methods for producing nano-scale particles by vaporizing raw material and then cooling the vaporized raw material using a cooling gas, granted October 16, 2007 and expiring July 23, 2025;

●	US Patent 9,272,920 for methods for producing ammonia by mixing a first catalyst including a millimeter-sized, granular, ferrous material and a promoter and a second catalyst including discrete nano-sized ferrous catalyst particles that comprise a metallic core with an oxide shell and then reacting hydrogen and nitrogen in the presence of the mixture, granted March 1, 2016 and expiring November 7, 2028;

●	US Patent 10,913,903 for SYSTEM AND METHOD FOR USING A FLASH EVAPORATOR TO SEPARATE BITUMEN AND HYDROCARBON CONDENSATE granted February 9, 2021 and expiring August 28, 2039;

●	US Patent 7,282,167 for US Patent 10,947,456 for SYSTEMS FOR THE EXTRACTION OF BITUMEN FROM OIL SAND MATERIAL granted on March 16, 2021 to expire on December 3, 2038; and

●	Pending Kuwait application KW/P/2020/000111 relating to systems and processes for extracting bitumen from oil sands material which employ a centrifuge and a flash evaporator, pending Kuwait application KW/P/2021/00060 and pending Saudi Arabia patent application 521421341, both relating to systems and processes for recycling condensate that is used to extract bitumen from oil sands material by employing a flash distillation drum and a throttle valve that causes the pressure of a mixture of bitumen and condensate to drop as the mixture is sprayed into the flash distillation drum to thereby vaporize the condensate to separate the condensate from the bitumen.

Employees

As of the date of this Annual Report on 10-K, we have 10 full-time employees, consisting of our CEO, CFO, and additional administrative and direct operations personnel, as well as numerous independent contractors. None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are satisfactory.

Properties

We own approximately 9 acres of land near Delhi, Louisiana where we operate a crude oil gathering, storage, and transportation facility.

We currently lease executive office space in Lehi, Utah, Las Vegas, Nevada, Houston, Texas, and Irvine, California. The Company also leases warehouses in Las Vegas, Nevada and Houston, Texas, and have paid to be on a land site in Vernal, UT and Houston, Texas. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

Legal Proceedings

From time to time, we may become involved in various legal actions that arise in the normal course of business. We are not currently involved in any material disputes and do not have any material litigation matters pending.

Item 1A - Risk Factors

Risks Related to Our Company

Our RPC services are at an early operational stage, and the success of these services is subject to the substantial risks inherent in the establishment of a new business venture.

Our RPC services are in an early stage, and our initial operations focused on the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and hydrocarbon-based substances. We intend to, but have not yet, completed the second stage of our operational strategy related to our RPCs, which involves the selling the asphaltic cement and/or other petroleum-based products we are able to produce from the hydrocarbons we recover. Our business and operations related to SFD and WCCC, the gathering, storage and transportation, are also in their early stages.

Our services related to our RPCs may not prove to be successful. We have deployed only two RPC units to date, including one unit to Kuwait (for which operations were temporarily suspended due to COVID-19) and another to Vernal, Utah. We will need to scale our remediation business beyond these two RPCs and demonstrate that our scaled-up recovery and remediation business can be profitable. Any future success that we may enjoy related to our RPC business will depend on many factors, some of which may be beyond our control, and others which cannot be predicted at this time. Although we began operations in 2008 as a technology acquisition company primarily focused on medical technologies, we have been operating under our current business plan focused on soil remediation since 2011, and we have not yet proven to be profitable. We have not yet sold any substantial amount of products or services commercially and have not proven that our business model will allow us to identify and develop commercially feasible products or technologies. Likewise, SFD and WCCC have limited operating histories and subject to similar risks as new business ventures.

We have historically suffered net losses, and we may not be able to sustain profitability.

We had an accumulated deficit of $55,169,781 as of December 31, 2022, and we expect to continue to incur significant development expenses in the foreseeable future related to the completion of the development and commercialization of our RPC products. As a result, we are incurring operating and net losses, and it is possible that we may never be able to sustain the revenue levels necessary to achieve and sustain profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

We depend on the continued services of our key personnel, including James Ballengee, our Chief Executive Officer, Tyler Nelson, our Chief Financial Officer, and Daniel Hashim, our Chief Scientific Officer. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

We may have difficulty raising additional capital, which could deprive us of necessary resources, and you may experience dilution or subordinate stockholder rights, preferences and privileges as a result of our financing efforts.

We expect to continue to devote significant capital resources to fund the continued development of our RPCs and related technologies, as well as for potential acquisitions. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt or equity financing or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technologies by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to obtain additional capital during 2023 through financing lease structures for our RPCs or other financing structures related to our RPCs. We also expect that our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for the next twelve months. Thereafter, unless we can achieve and sustain profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan.

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

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to shareholders: As of December 31, 2022, the maximum potential dilution is 1,621,429, and includes convertible notes payable convertible into approximately 14,560 shares of common stock, vested stock options granted to current and previous employees of 1,131,730 shares of common stock. Vested stock options granted to Board members of 395,139 shares of common stock were granted as of December 31, 2022. There was also a warrant issued and outstanding to EF Hutton for the purchase of 80,000 shares of common stock as of December 31, 2022. These warrants were related to and granted during the close of the underwritten public offering in February 2022.

The COVID-19 pandemic has had and may continue to have a negative impact on our business and operations.

Our Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait, but have since resumed on a test basis. Our Utah operations were temporarily suspended from March through May 2020, but have since resumed. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic. We are closely monitoring the COVID-19 pandemic and the directives from federal and local authorities in the United States and in Kuwait affecting not only our workforce, but those of companies with whom we work.

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

Our business plan includes operating internationally, which subjects us to a number of risks.

Our strategic plans include international operations, such as our projects in the Middle East. We intend to use our proprietary RPC technology system and develop, construct and potentially sell our RPC system in international locations. Risks inherent to international operations include the following:

●	inability to work successfully with third parties having local expertise to co-develop international projects;

●

multiple, conflicting and changing laws and regulations, including export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

●	difficulties in enforcing agreements in foreign legal systems;

●	changes in general economic and political conditions in the countries in which we operate, including changes in government incentives relating to oil remediation;

●	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

●	difficulties and costs in recruiting and retaining individuals skilled in international business operations;

●	international business practices that may conflict with U.S. customs or legal requirements;

●	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

●	fluctuations in currency exchange rates relative to the U.S. dollar; and

●	inability to obtain, maintain or enforce intellectual property rights.

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

We will need to achieve commercial acceptance of our RPCs and related products in order to generate revenues from those operations and sustain profitability.

Our goal at many of our sites is to produce asphaltic cement and/or other petroleum-based products from the hydrocarbons we recover and sell these products to customers; however, we may not be able to successfully commercialize our products related to those operations, and even if we do, we may not be able to do so on a timely basis. Superior competitive technologies may be introduced, or customer needs may change, which will diminish or extinguish the commercial uses for our applications. We cannot predict when significant commercial market acceptance for our RPCs and related products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If the markets fail to accept those products, then we may not be able to generate revenues from the commercial application of our technologies related to those products. Our revenue growth and profitability will partially depend on our ability to manufacture and deploy additional RPCs and produce our products to the specifications required by each of our potential customers.

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

We have identified material weaknesses in our internal controls related to the segregation of duties and financial reporting process within our internal controls. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. We believe we may be able to substantially resolve our identified material weakness in our internal controls in the future as we continue to hire personnel to fulfill the duties related to the financial reporting process and growth in our business. There can be no assurances that weakness in our internal controls will not occur in the future.

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

We currently depend, and are likely to continue to depend, on a limited number of customers for a significant portion of our revenues related to our operations.

We currently have a limited number of customers for our crude oil gathering, transportation and storage services and our RPC services. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The market for our products and services is highly competitive and is becoming more so, which could hinder our ability to successfully market our products and services. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

●	develop and expand their product offerings more rapidly;

●	adapt to new or emerging changes in customer requirements more quickly;

●	take advantage of acquisition and other opportunities more readily; and

●	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

Regarding crude oil gathering, storage and transportation, many of our competitors are large tank farm businesses and if one or more of them built storage tanks and/or facilities near our current facilities they could compete with us for business at our current location. As larger companies, they have greater resources than we do to compete for business in our area and may be able to price us out of business.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we will rely on a combination of patents, copyrights and trade secrets, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

●	Our applications for patents relating to our business may not be granted and, if granted, may be challenged or invalidated;

●	Issued patents may not provide us with any competitive advantages;

●	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

●	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

Our operations rely on our ability to transport our equipment to different locations. Any impact on the cost, availability and reliability of transportation could adversely affect our business.

The availability and reliability of transportation and fluctuation in transportation costs could negatively impact our business. Transportation logistics may play an important role in the sale of our products and related services and in the oil industry generally. Delays and interruptions of transportation services because of accidents, failure to complete construction of infrastructure, infrastructure damage, lack of capacity, weather-related problems, governmental regulation, terrorism, strikes, lock-outs, third-party actions or other events could impair the operations of our customers and may also directly impair our ability to commence or complete production or services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our RPCs depend on our ability to manufacture various pieces of equipment, many of which are quite large. Any disruption in our manufacturing ability will adversely affect our business and operations.

Our RPCs involve manufacturing and plant operation risks of delay that may be outside of our control. Production or services may be delayed or prevented by factors such as adverse weather, strikes, energy shortages, shortages or increased costs of materials, inflation, environmental conditions, legal matters and other unknown contingencies. Our RPCs also require certain manufacturing apparatus to manufacture the equipment. If the manufacturing apparatus were to suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair such apparatus in a timely manner or at a reasonable cost, which would impact our ability to stay in production or service. Any significant downtime of the equipment manufacturing could impair our ability to produce for or serve customers and materially and adversely affect our results of operations. In addition, changes in the equipment plans and specifications, delays due to compliance with governmental requirements or impositions of fees or other delays could increase production costs beyond those budgeted for the business. If any cost overruns exceed the funds budgeted for operations, the business would be negatively impacted.

Any accident at our facilities could subject us to substantial liability.

The manufacturing and operation of our equipment and assets involves hazards and risks which could disrupt operations, decrease production and increase costs. The occurrence of a significant accident or other event that is not fully insured could adversely affect our business, financial condition, results of operations and cash flows.

If critical components become unavailable or our suppliers delay their production of our key components, our business will be negatively impacted.

Our ability to get key components to build or repair our equipment is crucial to our ability to manufacture our plants and produce our products. These components are supplied by certain third-party manufacturers, and we may be unable to acquire necessary amounts of key components at competitive prices.

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

The manufacturing and operating of our facilities and equipment requires skilled laborers. In the event there is a shortage of labor, including skilled labor, it could have an adverse impact on our productivity and costs and our ability to expand production in the event there is an increase in demand for our product or services.

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

If we fail to make the Threshold Payment, or otherwise breach the terms of the MIPA entered into on August 1, 2022, the transaction consummated by the MIPA may be unwound.

Under the terms of the MIPA entered into on August 1, 2022, we agreed with the Sellers that, in the event of a breach of the terms of the MIPA, the Notes, or the Pledge Agreement, the sole and exclusive remedy of the parties will be to unwind the MIPA transaction (the “Unwinding”). In any such Unwinding, the Membership Interest will be transferred to Sellers and Sellers will assign and transfer to us, the number of shares of our common stock constituting the Purchaser Stock Consideration and any other amounts (the “Pre-Payment Amounts”) paid to Sellers by us above and beyond the monthly amounts required to be paid to Sellers under the Notes. If the MIPA transaction were to be unwound we would no longer own SFD and WCCC, which would substantially impact our operations and revenues.

If we do not file our Annual Report on Form 10-K (12/31/22) and our Quarterly Report on Form 10-Q (3/31/23) in the near future then we may be delisted from Nasdaq, causing our common stock to fall to The OTC Markets and likely cause the price of our common stock to decrease.

As a result of not timely filing our Annual Report on Form 10-K (12/31/22) and our Quarterly Report on Form 10-Q (3/31/23) we received notices from Nasdaq Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that if we do not file our Annual Report on Form 10-K (12/31/22) and our Quarterly Report on Form 10-Q (3/31/23) within the required timelines to cure this deficiency, then our common stock will be delisted from Nasdaq. In the event our common stock is delisted from Nasdaq the trading volume and price of our common stock will likely decrease.

Although our shares of Common Stock are listed on The Nasdaq Capital Market, our shares of Common Stock may be subject to potential delisting if we do not meet or continue to maintain the listing requirements of The Nasdaq Capital Market.

Our common stock is listed on Nasdaq; however, to keep our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million.

If our securities are ever delisted from Nasdaq, trading will most likely take place on the OTC Marketplace operated by OTC Markets Group Inc. An investor is likely to find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors may not buy or sell our Common Stock due to difficulty in accessing over-the-counter markets, or due to policies preventing them from trading in securities not listed on a national exchange or other reasons, and our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our Common Stock is not traded on a national securities exchange. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified executives and employees and to raise capital.

We may not be able to identify, negotiate, finance or close future acquisitions.

One component of our growth strategy focuses on acquiring additional technologies, companies and/or assets. We may not, however, be able to identify, audit, or acquire technologies, companies and/or assets on acceptable terms, if at all. Additionally, we may need to finance all or a portion of the purchase price for an acquisition by incurring indebtedness. There can be no assurance that we will be able to obtain financing on terms that are favorable, if at all, which will limit our ability to acquire additional companies or assets in the future. Failure to acquire additional companies or assets on acceptable terms, if at all, would have a material adverse effect on our ability to increase assets, revenues and net income and on the trading price of our common stock.

We may not be able to properly manage multiple businesses.

We may not be able to properly manage multiple businesses. Managing multiple businesses would be more complicated than managing one or two of business, even if the additional businesses were synergistic with our existing businesses, and would require that we hire and manage executives with experience and expertise in different fields. We can provide no assurance that we will be able to do so successfully. A failure to properly manage multiple businesses could materially adversely affect our company and the trading price of our stock.

We may not be able to successfully integrate new acquisitions.

Even if we are able to acquire additional technologies, companies and/or assets, we may not be able to successfully integrate those companies or assets. For example, we may need to integrate widely dispersed operations with different corporate cultures, operating margins, competitive environments, computer systems, compensation schemes, business plans and growth potential requiring significant management time and attention. In addition, the successful integration of any companies we acquire will depend in large part on the retention of personnel critical to our combined business operations due to, for example, unique technical skills or management expertise. We may be unable to retain existing management, finance, engineering, sales, customer support, and operations personnel that are critical to the success of the integrated company, resulting in disruption of operations, loss of key information, expertise or know-how, unanticipated additional recruitment and training costs, and otherwise diminishing anticipated benefits of these acquisitions, including loss of revenue and profitability. Failure to successfully integrate acquired businesses could have a material adverse effect on our company and the trading price of our stock.

Our acquisitions of businesses may be extremely risky, and we could lose all of our investments.

We may invest in seemingly synergistic businesses that are in other risky industries. An investment in these companies may be extremely risky because, among other things, the companies we are likely to focus on: (1) typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns; (2) tend to be privately-owned and generally have little publicly available information and, as a result, we may not learn all of the material information we need to know regarding these businesses; (3) are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that we may acquire; (4) may have less predictable operating results; (5) may from time to time be parties to litigation; (6) may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and (7) may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Our failure to make acquisitions efficiently and profitably could have a material adverse effect on our business, results of operations, financial condition and the trading price of our stock.

Future acquisitions may fail to perform as expected.

Future acquisitions may fail to perform as expected. We may overestimate cash flow, underestimate costs, or fail to understand risks. This could materially adversely affect our company and the trading price of our Stock.

Competition may result in overpaying for acquisitions.

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly-traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our company and the trading price of our stock.

We may have insufficient resources to cover our operating expenses and the expenses of raising money and consummating acquisitions.

We have limited cash to cover our operating expenses and to cover the expenses incurred in connection with money raising and a business combination. It is possible that we could incur substantial costs in connection with money raising or a business combination. If we do not have sufficient proceeds available to cover our expenses, we may be forced to obtain additional financing, either from our management or third parties. We may not be able to obtain additional financing on acceptable terms, if at all, and neither our management nor any third party is obligated to provide any financing. This could have a negative impact on our company and our stock price.

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

We are not in the business of buying and selling securities of other companies. As our strategy had involved the Company investing in other companies, including Scepter Holdings and Odyssey Group International, it is possible that we could be deemed an investment company, although, given the nature and extent of our business operations, we do not believe that we are or will be subject us to the Investment Company Act. Our investments in Scepter Holdings and Odyssey Group International arose from loan agreements that were settled in the form of equity because cash was not available for the borrowers to pay the loans in cash, and we have recently sold, in a private transaction, all of our shares of Odyssey Group International. The Company has not traded or sold any securities of other companies that it has acquired. For those LLCs for which the Company serves as manager, it has been disclosed in the business plan of these LLCs that their primary business is manufacturing heavy machinery or to provide the Company with cash to specifically manufacture or purchase heavy machinery in exchange for a royalty from the production of the heavy machinery. These entities do not engage in activities such as investing, reinvesting, owning, holding or trading “investment securities,” and neither the units of ownership for these entities, nor rights to royalties, have any market and are not traded, and such interests are accounted for at cost.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Item 1B - Unresolved Staff Comments

Not applicable.

Item 2 - Properties

We own approximately 9 acres of land near Delhi, Louisiana where we operate a crude oil gathering, storage, and transportation facility.

We currently lease executive office space in Lehi, Utah, Las Vegas, Nevada, Houston, Texas, and Irvine, California. The Company also leases warehouses in Las Vegas, Nevada and Houston, Texas, and have paid to be on a land site in Vernal, UT and Houston, Texas. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

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

Holders

As of March 27, 2023, there were 18,064,838 shares of Common Stock outstanding held by approximately 559 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There is a warrant to purchase 80,000 shares of common stock issued and outstanding as of March 27, 2023.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 14, 2022, our 2021 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors. The Plan’s number of authorized shares is 2,000,000. As of March 27, 2023, there were stock options granted to acquire 1,721,760 shares of common stock at a weighted exercise price of $1.76 per share under the plan. As of March 27, 2023, the Plan had 1,431,730 vested shares and 290,030 non-vested shares underlying the stock options. As of March 27, 2023, no options had been exercised under the Plan. We have not issued any other type of equity awards under the Plan. The stock options issued under the Plan are held by certain of our current and former executive officers.

Recent Issuance of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act in the last fiscal year. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

2022

On July 19, 2022, the Company granted 16,667 shares of our common stock for a stock award, which successfully cliff vested in May 2022.

On August 1, 2022, the Company consummated the transactions under the previously disclosed Membership Interest Purchase Agreement dated June 15, 2022 (the “MIPA”), which included the issuance of an aggregate of 3,009,552 shares of Common Stock to Jorgan Development, LLC and JBAH Holdings, LLC. The issuances of the foregoing securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder.

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

As noted herein, in connection with the commencement of the trading of our Common Stock on Nasdaq Capital Market, approximately $1,144,992 in convertible notes payable were converted into 272,156 shares of our common stock. This offering and sales were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. To make this determination we relied on the representations of the purchasers contained in the securities purchase agreements signed by the purchasers, which indicated the purchasers were knowledgeable about our management and our operations, were sophisticated investors, and understood the purchase was part of a private placement.

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

Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as, related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services.

One of our facilities sells crude oil in amounts up to 60,000 barrels per month under agreements with a large energy company. A different facility owns a 120,000 barrel crude oil storage tank near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and we plan to further connect the tank to major pipeline systems.

Our soil remediation services specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and other hydrocarbon-based substances. Our patented process allows us to successfully recover the hydrocarbons which we believe could then be used to produce asphaltic cement and/or other petroleum-based products.

Reclassifications

Certain reclassifications may have been made to prior years’ amounts to conform to the 2022 presentation.

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

In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions. Utah and Kuwait have since resumed site preparations for operations. We have experienced supply chain disruptions in building our Remediation Processing Centers (“RPC”) and completing certain refurbishment on our precious metal extraction machines. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

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

Revenue

For the years ended December 31, 2022 and 2021 we realized revenues of $28,107,223 and $1,088,428, respectively, representing an increase of $27,018,795 or 2,482.37%. The increase in revenue is primarily attributed to our oil and natural gas liquid sales which have been realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. For the year ended December 31, 2021, approximately 99% of our revenues were realized from precious metal sales from our business plan of buying and selling precious metal commodities on the open market during the COVID-19 pandemic while our remediation operations were shut down or delayed. These precious metals were acquired for immediate resale, with us acting as intermediary and never keeping an inventory of precious metals.

Cost of Revenue

For the year ended December 31, 2022, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination which closed on August 1, 2022. For the year ended December 31, 2021, our cost of revenues consisted primarily of costs associated with selling our precious metals on the open market and precious metal commodity broker fees.

For the years ended December 31, 2022 and 2021 costs of revenue were $25,239,962 and $1,050,676, respectively, representing an increase of $24,189,286 or 2,302.26%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our oil and natural gas liquid products realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Gross Profit and Gross Margin

For the years ended December 31, 2022 and 2021 we realized gross profit of $2,867,261 and $37,752, respectively, representing an increase of $2,829,509 or 7,494.99%. For the year ended December 31, 2022, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products. For the year ended December 31, 2021, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of precious metals as described above.

Our gross margin will continue to be affected by a variety of factors that include the market prices of our oil products, the volume produced by our facilities, and our ability to raise capital to continue to fund our operations or other ancillary agreements outside of the oil gathering, transportation, and storage activities.

Operating Expenses

Our operating expenses consist primarily of marketing, general and administrative expenses, bad debt expense, impairment loss, and amortization and depreciation expense. Marketing expenses include marketing fees of company representatives for marketing the business and is products and services as well as investor customer service. General and administrative expenses include professional services, including audit, tax, and legal fees associated with the costs for services in finance, accounting, administrative activities and the formation and compliance of a public company. Bad debt expense includes the expense associated with assets that management analyses and estimates may be uncollectible. Impairment loss includes the expense associate with events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Amortization and depreciation expense uses the useful life of the asset to calculate the amortization or depreciation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and management’s judgment.

For the years ended December 31, 2022 and 2021, we realized operating expenses of $25,611,216 and $6,963,668, which represents an increase of $18,647,548, or 267.78%. Our operating expenses increased due to multiple substantial events and their associated expenses throughout 2022, including approximately $12,300,837 in impairment loss and bad debt expense, as discussed below.

For the years ended December 31, 2022 and 2021, we realized an impairment loss of $11,138,830 and none, which represents an increase of $11,138,830 or 100%. Our impairment loss directly related to multiple events throughout 2022, including disruptions at our Vernal, Utah plant due to recent, supply and personnel limitations, in which we realized an impairment loss of $447,124 on this license agreement with TBT Group and the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC; After taking into consideration new information related to the costs of building our own test facility or using new partners to test our ammonia synthesis catalyst, we realized an impairment loss of $3,254,999 to our ammonia synthesis assets; The operations surrounding our precious metals extraction services were suspended until recently, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss $6,269,998 surrounding the extraction machinery, and we reserved further against our work-in-process precious metal concentrate in the amount of $1,166,709 as it has not been sold as anticipated in its concentrate form.

For the years ended December 31, 2022 and 2021, we realized bad debt expense of $1,162,007 and none, which represents an increase of $1,162,007 or 100%. The increase in bad debt expense is directly related to two note receivables. The first note receivable relates to the sale 3,309,578 shares of marketable securities in December 2021 in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 with payments due quarterly over a five-year term. The purchaser made their initial payment in the first quarter of 2022 but has not made further payments. The second note receivable is a $333,744 note receivable with TMC Capital, LLC, an affiliate of MCW Energy Group Limited. The parties amended their agreement in December 2021 to have the note paid on or before October 1, 2022, but we have not received payment. As of December 31, 2022 we have reserved against these notes in the amount of $828,263 and $333,744.

For the years ended December 31, 2022 and 2021, we realized management and board of director compensation, and audit, tax, legal expenses of $6,268,684 and $1,409,267, which represents an increase of $4,859,417 or 344.82%. Throughout 2022 we recognized increased professional services and compensation expenses, which relate to our registration statement, its amendments, preparing for and completing an underwritten public offering of our common stock, including our preparations and completion of an uplist of our common stock to a senior stock exchange, and two substantial acquisitions of SFD and WCCC. For the years ended December 31, 2022 and 2021, professional services related to audit, tax, and legal, were $1,463,089 and $404,711 which represents an increase of $1,058,378 or 261.51%. For the years ended December 31, 2022 and 2021, the (accrued or paid) cash compensation of management and the board of directors was $1,562,456 and $214,556 which represents an increase of $1,347,500 or 628.23%, with management accruing approximately 85% of its salary, bonus, and signing bonus compensation (see Note 14). The increase in salary compensation expense was primarily attributed to new compensation agreements with management and the board members serving at that time after the Company’s successful underwritten public offering of net proceeds of $6.2 million and uplist to Nasdaq in February 2022. New compensation agreements were entered into as a result of previous executive management being significantly undercompensated prior to the underwritten public offering and uplist to Nasdaq (see Note 17). In order to retain management, in June 2022, executive salaries were increased, signing bonuses were granted, and stock options were issued to both executives at the time as authorized and granted by the board of directors for the two then executives (see Note 17). In October 2022 our previous CEO resigned, and we entered into an employment agreement with our current CEO, where the CEO salary increased to $1,000,000 annually, but is only payable in common stock of the Company (see Note 17). Further, the independent directors serving at that time increased their compensation, which included signing bonuses, and granted stock options to the independent board members that vested immediately (where previously there were no signing bonuses and stock options vested over one year), which increased board compensation expense approximately $250,000 in 2022. For the years ended December 31, 2022 and 2021, we realized stock option expense of $4,079,591 and $2,031,112, which represents an increase of $2,048,479, or 100.86% increase.

For the years ended December 31, 2022 and 2021, we realized amortization and depreciation expense of $2,953,629 and $1,462,492, which represents an increase of $1,491,137 or 101.96%. The increase in amortization and depreciation expense is primarily attributed to the amortization of our newly acquired contracts (see Note 13) and depreciation from our newly acquired property, plant and equipment held by SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Loss from Operations

For the years ended December 31, 2022 and 2021, we realized a loss from operations of $22,743,955 and $6,925,916, which represents an increase of $15,818,039, or 228.39%. The increase in loss is attributed to the net effect of the increase in gross profit and increase in operating expenses discussed above.

Interest expense

For the years ended December 31, 2022 and 2021, we realized interest expense of $1,519,281 and $501,598, which represents an increase of $1,017,683, or 202.89%. The increase in interest expense is mainly attributable the $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. The notes accrue interest of prime plus 3% on the outstanding balance of the notes. For the year ended December 31, 2022, the Company accrued $1,126,429 in interest on these notes payable.

Unrealized loss on marketable securities

For the years ended December 31, 2022 and 2021, we reported an unrealized loss of $578,464 and $1,094,054 on marketable securities, which represents a decrease in the unrealized loss of $515,590, or 47.13%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized losses as noted above.

Gain disposition of assets

For the years ended December 31, 2022 and 2021, we recorded a gain on the disposition of certain assets of $2,456 and $87,044, which represents a decrease of $84,588, or 97.18%. In 2022 the Company sold a vehicle, which resulted in a gain on the sale of $2,456. In August 2021 we converted $81,768 of our note receivable with Scepter Holdings, Inc. (“Scepter”, Ticker: BRZL, OTC Markets) into 26,376,882 shares of the borrower’s common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable.

Provision for income tax

The Company recorded an income tax benefit of $4,436,691 and $1,050,207 for the years ended December 31, 2022 and 2021, respectively. The Company’s effective tax rate for 2022 and 2021 was 18.69% and 16.48%, which was the result of the benefit of book losses offset by an additional valuation allowance on the net operating losses.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2022 and 2021 as presented below:

	December 31,
	2022	2021
Net cash used in operating activities	$(4,143,297)	$(2,901,696)
Net cash used in investing activities	(2,332,754)	(4,514,642)
Net cash provided by financing activities	8,165,125	8,511,153

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of December 31, 2022 and 2021, we had an accumulated deficit of approximately $55.2 million and $35.7 million. As of December 31, 2022 and 2021, we had an working capital deficit of approximately $3.77 million and $2.09 million, respectively.

As of December 31, 2022 and 2021, we had cash and cash equivalents of $3,182,793 and $1,493,719, with $81,607 and $199,952 attributed to variable interest entities, respectively.

To date we have financed our operations primarily through debt financing, private equity offerings and our working interest agreements, although on February 14, 2022, the Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate net proceeds of $6.2 million, after deducting underwriting discounts, commissions, and other offering expenses. The Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “VIVK”.

For the years ended December 31, 2022 and 2021, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $20,247,621 and $7,255,706, a $4,437,492 and $1,051,007 (decrease) related to our provision for income taxes and deferred tax liabilities, our depreciation and amortization of $2,953,629 and $1,462,492, an impairment loss of $11,138,830 and none, a bad debt expense of $1,162,007 and none, an decrease in accounts receivable of $2,613,278 and 6,890, changes in accounts payable of $3,408,157 (decrease) and $38,128 (increase), changes in prepaids of $59,900 and none, and changes inventory of $162,148, all of which are directly related to our 2022 acquisitions’ (SFD and WCCC’s) operations. For the years ended December 31, 2022 and 2021, we were also able to issue stock for services of $1,472,888 and $438,004, common stock options issued for services in relation to a consultant and the Board of Director of $1,472,888 and $1,585,000, and stock-based compensation employees of $2,606,703 and $446,112 in lieu of using cash. We also realized interest expense on loans and notes payable of $1,454,752 and $501,598 related to the $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. For the years ended December 31, 2022 and 2021 we also realized a $2,456 and $87,044 gain on the disposition of assets, including the sale of vehicle in 2022 and the conversion of a note receivable in 2021, and an unrealized loss of $578,464 and $1,094,054 on marketable securities as described above.

For the years ended December 31, 2022 and 2021, our net cash used in investing activities was mainly attributed to our purchase of equipment of $2,491,174 and $4,236,276 related to the manufacturing of our RPCs and a wash plant facilities (2022). The Company also paid $265,000 for an additional license technology for piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways in 2021.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the year ended December 31, 2022 and 2021, and we received proceeds of $3,640,046 and $9,135,984related to the issuance of convertible bridge notes and other loans. For the year ended December 31, 2021, as included in the proceeds above, we obtained Paycheck Protection Program loans for $295,745 that may be forgiven under the CARES Act, if we can demonstrate that the proceeds from the loan were used for eligible expenses. We also received proceeds of $6,240,000 from our February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. For the years ended December 31, 2022 and 2021 we paid down notes payable by $853,230 and $562,046 and made distributions to Viva Wealth Fund I, LLC unit holders of $861,691 and $55,050.

Capitalized interest on construction in process was none and $1,614,697 for the year ended December 31, 2022 and 2021. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.7 million in connection with our construction in process of our RPC Series A & B; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2022, we had an accumulated deficit of approximately $55.2 million. As of December 31, 2022 and 2021, we had a working capital deficit of approximately $3.77 million and $2.09 million, respectively. As of December 31, 2022 we had cash of $3.1 million. In addition, we have obligations to pay approximately $17,500,000 (of which approximately $16,500,000 can be satisfied through the issuance of our common stock under the terms of the debt and $334,000 is related to PPP loans that are anticipated to be forgiven) of debt in cash within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In February 2022, the Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate net proceeds of $6.2 million, after deducting underwriting discounts, commissions, and other offering expenses. Prior to the offering, we financed our operations primarily through debt financing, private equity offerings, and our working interest agreements. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities (see Note 24) of the Company will give it adequate working capital to finance our day-to-day operations for at least twelve months through May 2024. Our CEO has also committed to provide credit support through June 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. Based on the above, we believe these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If we cannot raise capital through public or private debt financings, equity offerings, or other means, our ability to grow our business may be negatively affected. In such case, we may need to suspend site and plant construction or further acquisitions until market conditions improve.

Contractual Obligations

Our contractual obligations as of December 31, 2022 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of December 31, 2022 are as follows:

2023	$963,900
2024	963,900
2025	594,792
2026	471,756
Total	$2,994,383

Our contractual obligations as of December 31, 2022 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of December 31, 2022 are as follows:

2023	$471,991
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,865,620
Total	$4,226,126

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements included in this report, which have been prepared in accordance with GAAP. For further information on the critical accounting policies see Note 3 of the Notes to the Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, lease assets and liabilities, valuation of stock used to acquire assets, and derivatives.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2022, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified include the following: We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of December 31, 2022, we have hired additional external accounting staff, whom are consultants with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We believe that these additions may provide for the remediation of these material weaknesses in 2023.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Since our assessment as of December 31, 2022, we have hired additional external accounting staff, whom are consultants with expertise in research and technical guidance. We believe that these additions may provide for the remediation of our material weaknesses in 2023.

Management’s report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed above.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and significant employees.

Name	Age	Position(s)
James Ballengee	57	Chief Executive Officer (Principal Executive Officer) and Director
Tyler Nelson	42	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director
Dr. Daniel Hashim	38	Chief Scientific Officer
John Harris	74	Director
Albert Johnson	48	Director
David Natan	69	Director

Executive Officers

James H. Ballengee joined Vivakor as Chief Executive Officer and Chairman of the Board in 2022. Prior to joining the Company, Mr. Ballengee had more than two decades of experience in midstream oil and gas senior management roles. Previously, he had been involved in two major private equity portfolio companies holding positions including Chief Commercial Officer, Chief Financial Officer, Chief Executive Officer, and Chairman of the Board. From 1997 through 2010, Mr. Ballengee served first as Chief Financial Officer, then Chief Executive Officer, then Chief Commercial Officer of Taylor Logistics, LLC, a Halifax Group-backed private equity portfolio company focused on crude oil marketing and logistics, which he led through a successful sale to Gibson Energy, Inc. (TSX: GEI). From 2010 to 2013, he was Chief Executive Officer and Chairman of the Board of Bridger Group, LLC, a private crude oil marketing firm. From 2013 to 2015, he was a board member and Chief Commercial Officer of Bridger, LLC, a Riverstone Holdings-backed private equity portfolio company focused on crude oil marketing and logistics, which he led through a successful sale to Ferrellgas Partners, LP (NYSE: FGP). Mr. Ballengee currently manages an exempt family office, which in turn holds and manages investments principally in the oil and gas, sports and entertainment, and real estate sectors. He has an undergraduate degree in accounting from Louisiana State University—Shreveport.

Tyler Nelson joined Vivakor on a part-time basis as Chief Financial Officer in 2014 and has served as full-time Chief Financial Officer since September 2020. Mr. Nelson joined the Board of Directors of Vivakor in January 2023. Mr. Nelson is a CPA who worked from 2006 to 2011 in Audit and Enterprise Risk Services at Deloitte LLP (USA) and later at Withum+Brown, PC. He worked with clients with assets of more than $100 billion and annual revenues of more than $15 billion, which are considered some of the most respected financial institutions in the world. In 2011, Mr. Nelson began working for LBL Professional Consulting, Inc. where he provided merger and acquisition, initial public offering, and interim chief financial officer services to clients. Mr. Nelson continues to sit on the Board of Directors and remains an officer of LBL Professional Consulting, Inc. Mr. Nelson earned a Master’s Degree in Accountancy from the University of Illinois- Urbana-Champaign, and a Bachelor’s Degree in Economics with a minor in Business Management from Brigham Young University.

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

Directors

James Ballengee - See “Executive Officers”

Tyler Nelson - See “Executive Officers”

John R. Harris, age 74, combines over 35 years of experience in Board of Directors, CEO and Senior Management positions in a variety of industries including technology services, telecommunications, healthcare, and business process outsourcing. He currently serves on the board of directors for the Hackett Group, Hifu Prostate Services, GenHemp, and Everservice. Since 2009 Mr. Harris has primarily been a private investor, advisor, and board member for both public and privately held companies. From 2006 to 2009 he was CEO of Etelecare Global solutions a leading provider of offshore teleservices to Fortune 1,000 companies. From 2003 to 2005 he served as the CEO of Seven Worldwide, a digital content management company where he was previously a member of the board of directors of the company. From 2001 to 2003, Mr. Harris consulted with a variety of venture-backed early-stage companies. Previously Mr. Harris spent 25 years with Electronic Data Systems in a variety of senior executive positions to include President of the 4 strategic business units serving the telecommunications and media industries world-wide. He was elected as a Corporate Vice-President and Officer of the company. During his tenure with EDS, he gained extensive international experience working and living in the Middle East, Europe and Asia. Mr. Harris has extensive public company board experience through prior services on the boards of Premier Global Services, Cap Rock Communications, Genuity, Ventiv Health, Startek, Sizmek, Mobivity and Applied Graphic Technologies and served in a variety of positions to include board member, committee chairman, lead director and chairman. Mr. Harris received his BBA and MBA from the University of West Georgia where he serves on the Board of Advisors to the Richards School of Business.

Albert Johnson, age 48, brings over 25 years of experience in operations and senior management in the midstream and downstream sectors of the oil and gas industry. Previously, Mr. Johnson had been involved in public and privately held companies holding various positions in senior management and serving as a member of boards of directors. From 2014 to 2015, he was Director of Business Development for Sunoco Logistics, LP., a publicly traded master limited partnership involved in the marketing, trading, transportation and terminalling of crude oil, products and NGLS. From July 2015 through May 2017, Mr. Johnson was the Vice President of Business Development for Navigator Energy Services, LLC., a private equity backed company involved in the gathering, transportation and terminalling of crude oil. From March 2018 to November 2022, Mr. Johnson served as Executive Vice President Business Development for ARX Energy, LLC. Since November 2022, Mr. Johnson has served as Chief Commercial Officer for ARX Energy, LLC., a privately held company involved in building a world class clean fuels facility in the Port of Brownsville, Texas. Mr. Johnson served on the Board of Directors for West Texas Gulf Pipe Line Company and on the Management Committee of SunVit Pipeline, LLC. He has an undergraduate degree in History from the University of Texas at Austin and an MBA finance concentration from Jones Graduate School of Business at Rice University.

David Natan, age 69, currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries, since 2007. In addition, Mr. Natan currently serves as Executive Vice President and Chief Financial Officer for Airborne Motorworks, Inc., a privately-held aerospace transportation company, since April 2020. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products, since February 2021 and serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (NASDAQ: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University.

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

In making the determination of whether a member of the board is independent, our board considers, in addition to Nasdaq rules, among other things, and transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that David Natan, Matthew Balk and Trent Staggs are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

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

Audit Committee

Our Audit Committee is currently comprised of David Natan, Albert Johnson and John Harris, each of whom qualify as an independent director under applicable Nasdaq and SEC rules, and “financially literate” under applicable Nasdaq rules. Our board has determined that David Natan, qualifies as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. David Natan serves as the chairman of the Audit Committee.

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. The responsibilities of this committee include, but are not limited to:

●	selecting and recommending to our Board of Directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of the independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	resolving any disagreements between management and the auditors regarding financial reporting;

●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

●	reviewing and approving all related-party transactions; and

●	overseeing compliance with legal and regulatory requirements.

The Audit Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

Compensation Committee

Our Compensation Committee is currently comprised of David Natan, Albert Johnson, and John Harris, each of whom qualify as an independent director under applicable Nasdaq rules. John Harris serves as the chairman of the Compensation Committee.

Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The responsibilities of this committee include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●

determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or Board of Directors;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●

reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our Board of Directors as needed, and exercising all the authority of our Board of Directors with respect to the administration of such plans;

●	reviewing and recommending to our Board of Directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

The Compensation Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Compensation Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of David Natan, Albert Johnson, and John Harris, each of whom qualify as an independent director under applicable Nasdaq rules. Albert Johnson serves as the chairman of the Nominating and Corporate Governance Committee.

The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board of Directors nominees for election as directors and persons to be elected to fill any vacancies on the Board of Directors, develop and recommend a set of corporate governance principles and oversee the performance of the Board of Directors.

The responsibilities of this committee include, but are not limited to:

●	recommending to the Board of Directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s code of business conduct and ethics;

●	reviewing with the entire Board of Directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●

the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the Board of Directors on an annual basis the directors to be appointed to each committee of the Board of Directors;

●	overseeing an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively; and

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors and conduct or authorize investigations into any matter within the scope of its duties.

Board Leadership Structure

Currently, Mr. Ballengee is our principal executive officer and chairman of the board.

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

Item 11 - Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2022;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 who had total compensation exceeding $100,000 (if applicable); and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2022 (if applicable), who we will collectively refer to as the named executive officers, for the years ended December 31, 2022 and 2021, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James Ballengee	2022	178,082	(2)	-0-		-0-	-0-		-0-	-0-	-0-		178,082	(2)
CEO and Chairman(1)

Tyler Nelson	2022	219,315	(3)	605,467		-0-	1,652,085	(4)	-0-	-0-	35,220	(5)	2,512,087
CFO and Secretary	2021	49,920		-0-		-0-	-0-		-0-	-0-			49,920

Matthew Nicosia	2022	138,904	(7)	125,000	(8)	-0-	1,053,224	(9)	-0-	-0-	11,044	(5)	1,328,172
Former CEO and Former Chairman(6)	2021	50,000		-0-		-0-	-0-		-0-	-0-	-0-		50,000

(1)	Mr. Ballengee was hired as our Chief Executive Officer on October 28, 2022.

(2)	Total amount accrued as of December 31, 2022. Mr. Ballengee’s salary will be paid in shares of our common stock, priced based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of his Employment Agreement, as applicable. The five (5) day volume-weighted average price of our common stock for the salary set forth in the table was $1.083. As a result, we are required to issue Mr. Ballengee 164,434 shares of our common stock as payment for his salary for 2022.

(3)	Of this total amount, $51,662 was paid in cash and the remaining $167,653 was accrued as of December 31, 2022.

(4)

Includes the aggregate grant date fair value of the stock option to acquire 917,825 shares of our common stock issued to Mr. Nelson under the Nelson Employment Agreement. Such stock options were priced using the Black-Scholes option pricing model to determine the fair value of the options on the date of grant, using the following assumptions:

June 9, 2022
Risk-free interest rate	3.04%
Expected dividend yield	None
Expected life of warrants	10 years
Expected volatility rate	254%

(5)	Includes amounts for accrued employee benefits. All amounts accrued as of December 31, 2022.

(6)	Mr. Nicosia resigned as an executive officer, Chairman of the Board and as a Director, effective October 6, 2022. Such resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(7)	Of this total amount, $50,000 was paid in cash and the remaining $88,904 was accrued as of December 31, 2022.

(8)	Accrued as of December 31, 2022.

(9)

Includes the aggregate grant date fair value of the stock option to acquire 503,935 shares of our common stock issued to Mr. Nicosia under the Nicosia Employment Agreement. Stock options to acquire the remaining 451,158 shares of our common stock under the Nicosia Employment Agreement were forfeited when Mr. Nicosia resigned as our Chief Executive Officer and, as a result, have not be valued in the table. The 503,935 stock options were priced using guidance from ASC 718 and the Black-Scholes option pricing model to determine the fair value of the options on the date of grant, using the following assumptions:

June 9, 2022
Risk-free interest rate	3.07%
Expected dividend yield	None
Expected life of warrants	5 years
Expected volatility rate	169%

Employment Agreements

James Ballengee

On October 28, 2022, we entered into an executive employment agreement with James Ballengee (the “Ballengee Employment Agreement”) with respect to our appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the Ballengee Employment Agreement, Mr. Ballengee will receive annual compensation of $1,000,000 payable in shares of our common stock, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Ballengee Employment Agreement and each anniversary thereof (the “CEO Compensation”). The CEO Compensation is subject to satisfaction of Nasdaq rules, the provisions of our equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Ballengee Employment Agreement may be terminated by either party for any or no reason, by providing a five days’ notice of termination.

Pursuant to the Ballengee Employment Agreement, Mr. Ballengee was granted the right to nominate two additional directors for appointment to the Board in his sole discretion, as well as a third additional director upon issuance of the Note Payment Shares (defined below), subject to such directors passing a background check. Pursuant to the Ballengee Employment Agreement, Mr. Ballengee nominated John Harris and Albert Johnson as Board of Director appointees and both were appointed in January 2023.

Tyler Nelson

On June 9, 2022, we entered into an Executive Employment Agreement with Tyler Nelson (the “Nelson Employment Agreement”) to serve as our Chief Financial Officer. The agreement provides for an annual salary of $350,000 (the “Nelson Base Salary”). The Nelson Base Salary is payable in equal installments and will be paid every two weeks. The Nelson Base Salary will increase by $100,000 upon the Company earning a total of at least $2,000,000 in Adjusted EBITDA during any calendar year, and the Nelson Base Salary will continue to increase in $100,000 increments for each additional $1,000,000 increase in EBITDA over $2,000,000 during the term of the Nelson Employment Agreement up to $650,000 at which time the Nelson Base Salary will continue to increase in $13,500 increments for each additional $1,000,000 increase in Adjusted EBITDA over $4,000,000. Any increase to the Nelson Base Salary will be effective the first pay period of the Company after the Company reaches a particular EBITDA amount is achieved that triggers the increase. For example purposes only and not by way of limitation: (i) if on October 31, 2023 the Company reaches $3,000,000 in EBITDA earned during the 2023 calendar year, the Nelson Base Salary would increase to $550,000 commencing the Company’s first pay period after October 31, 2023. Under the Nelson Employment Agreement Mr. Nelson will also receive a $100,000 cash bonus in recognition of the fact Mr. Nelson was undercompensated for his past services to the Company and as an inducement for him to continue providing services as our Chief Financial Officer.

The Nelson Employment Agreement has an initial term of two years and automatically extends for successive one-year periods unless terminated in writing by the Company or Mr. Nelson at least three months prior to the end of the applicable term. It is anticipated that Mr. Nelson will receive a bonus for 2022, with such bonus to be determined by our Compensation Committee and Board of Directors taking into account the general business performance of the Company, including any completed financings and/or acquisition. For 2023 forward it is anticipated that our Compensation Committee and Board of Directors will approve an annual executive incentive bonus plan, which shall be updated annually by the Compensation Committee of the Company’s Board of Directors, and possibly a growth metrics or acquisition transaction bonus plan. Once established, Mr. Nelson will be eligible to participate in such plans during the term of the Nelson Employment Agreement.

Under the Nelson Employment Agreement, Mr. Nelson was granted a stock option to acquire 917,825 shares of our common stock (the “Stock Option”) under our 2022 Equity Incentive Plan (each an “Equity Award”). Any Equity Awards granted to Mr. Nelson will be documented by issuing him a grant document (i.e. a stock option agreement). The Stock Option will vest over two years with 360,145 of the shares vesting immediately, 219,312 of the shares vesting three (3) months after issuance, and the remaining 338,368 of the shares vesting in equal quarterly installments over the remaining seven (7) quarters (48,338 for 6 quarters and 48,340 for the last quarter), with an exercise price equal to 100% of the fair market value on the date grant, and which expires ten (10) years after the date of grant. In the event Mr. Nelson is terminated without Cause (as defined in the Nelson Employment Agreement) or resigns for Good Reason (as defined in Nelson Employment Agreement), one hundred percent (100%) of the then unvested shares subject to each Option Agreement will fully vest and become fully exercisable. The Option Agreement will allow Mr. Nelson to exercise the vested options provided by the Option Agreement for a period of three (3) years following any termination of Mr. Nelson’s employment.

Upon termination Mr. Nelson’s employment by Mr. Nelson for good reason, by the Company without cause, or by the Company because of disability, the Company will pay or provide Mr. Nelson (i) any unpaid base salary and any accrued benefits through the date of termination; (ii) amounts payable under any Company bonus plans in which Mr. Nelson is eligible to participate as of the date of the termination of his employment on a pro-rated basis; (iii) for a period of 12 months, Mr. Nelson’s then current monthly base salary; (iv) outplacement services for Mr. Nelson for a period of 12 months with an outplacement firm selected by Mr. Nelson; (v) at Mr. Nelson’s election to continue health insurance coverage under COBRA, Mr. Nelson’s monthly premium until (a) the close of the severance period, as defined therein, (b) the expiration of Mr. Nelson’s continuation of coverage under COBRA, or (c) the date when Mr. Nelson becomes eligible for substantially equivalent health insurance coverage in connection with new employment, and (vi) 100% of any unvested stock options will fully vest and become exercisable. Mr. Nelson will have three (3) after termination to exercise any vested stock options. Upon the termination of Mr. Nelson’s employment because of death, Mr. Nelson’s estate will be entitled to receive (i) Mr. Nelson’s then current base salary through the end of the month in which his death occurs, (ii) all accrued and unpaid compensation (including any accrued and unused vacation time) and earned but unpaid bonus payments. Upon the termination Mr. Nelson’s employment by the Company for cause or by Mr. Nelson without good reason, the Company will pay Mr. Nelson (i) a pro rata amount of Mr. Nelson’s then current base salary through the date his employment is terminated and (ii) all unpaid bonuses and accrued and unpaid compensations (including any accrued and unused vacation).

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

Outstanding Equity Awards at December 31, 2022

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2022:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Ballengee	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Tyler Nelson	627,795	290,030	-0-	1.80	June 8, 2032	-0-	-0-	-0-	-0-

Matthew Nicosia(1)	503,935	-0-	-0-	1.98	June 8, 2027	-0-	-0-	-0-	-0-

(1)	Mr. Nicosia resigned as an executive officer, Chairman of the Board and as a Director, effective October 6, 2022. Such resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Includes stock option to acquire 503,935 shares of our common stock issued to Mr. Nicosia under the Nicosia Employment Agreement. Stock options to acquire the remaining 451,158 shares of our common stock under the Nicosia Employment Agreement were forfeited when Mr. Nicosia resigned as our Chief Executive Officer and, as a result, are not reflected in the table.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2022.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The table below shows the compensation paid to our directors during the year ended December 31, 2022. The following current Board of Directors members were appointed after January 1, 2023, and, as a result, are not reflected in the below table: Tyler Nelson, John Harris and Albert Johnson.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Ballengee		-		-	-	-

David Natan	1,923	-		-	-	-	1,923

Matthew Balk(1)	32,500	-	93,000	-	-	-	125,500

Trent Staggs(2)	42,500	-	93,000	-	-	-	135,500

Al Ferrara(3)	38,333	-	93,000	-	-	-	131,333

Matthew Nicosia(4)	-	-		-	-	-	-

Joseph Spence(5)	6,000	-		-	-	-	6,000

(1)	Matthew Balk resigned from the Board of Directors on January 16, 2023.
(2)	Trent Staggs resigned from the Board of Directors on January 4, 2023.
(3)	Al Ferrara resigned from the Board of Directors on November 28, 2022.
(4)	Matthew Nicosia resigned from the Board of Directors on October 6, 2022.
(5)	Joseph Spence resigned from the Board of Directors on July 1, 2022.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information regarding our voting shares beneficially owned as of May 5, 2023 by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the particular class of voting stock, (ii) each executive officer, (iii) each director, and (iv) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants and/or other convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for each beneficial owner is exercised solely by the beneficial owner.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 5, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership of our common stock is based on an aggregate of 18,064,838 shares outstanding.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
James H. Ballengee, Chief Executive Officer and Director(1)	3,009,552	16.66%
Tyler Nelson, Chief Financial Officer(2)	-	*
Daniel Hashim, Chief Scientific Officer(3)	166,667	*
David Natan, Director	-	*
John R. Harris, Director	-	*
Albert Johnson, Director	-	*
All Officers and Directors as a group (six persons)	3,176,219	17.58%

5% Beneficial Stockholders
Matthew Nicosia(4)	4,189,405	23.19%
Everett Monroe(5)	-	-
Daniel O. Ritt Trust(6)	-	-
Peter D’Arruda(7)	-	-

Name and Address of Beneficial Owner	Value of Class B Units of VV RII Beneficially Owned	Percentage of VV RII Class B Units Beneficially Owned
James H. Ballengee, Chief Executive Officer and Director(1)	-	-
Tyler Nelson, Chief Financial Officer(2)	-
Daniel Hashim, Chief Scientific Officer(3)	-	-
David Natan, Director	-	-
John R. Harris, Director	-	-
Albert Johnson, Director	-	-
All Officers and Directors as a group (six persons)
-
5% Beneficial Stockholders	-
Matthew Nicosia(4)	-	-
Everett Monroe(5)	$90,000	7.88%
Daniel O. Ritt Trust(6)	$65,000	5.69%
Peter D’Arruda(7)	$60,000	5.25%

*	Less than 1%
(1)	James H. Ballengee’s address is 5151 Beltline Road, Suite 715 Dallas, Texas 75234. Includes 2,979,456 shares of common stock held in the name of Jorgan Development, LLC and 30,096 shares of common stock held in the name of JBAH Holdings, LLC. James Ballengee, in his capacity as sole manager, has sole voting and investment power over both Jorgan Development, LLC and JBAH Holdings, LLC.
(2)	Does not include options to purchase 917,825 shares of common stock
(3)	The 166,667 shares of common stock beneficially owned by Dr. Hashim are directly held by CSS Nanotech Ltd. Dr. Hashim is the Chief Executive Officer of CSS Nanotech Ltd.
(4)	The shares of common stock beneficially owned by Matthew Nicosia includes 4,189,405 shares of common stock held by AKMN Irrevocable Trust and 262 shares of common stock held by Nicosia Family Trust. Matthew Nicosia is the trustee of the AKMN Irrevocable Trust, of which Jonathan Nicosia, Matthew Nicosia’s son, a minor, is the beneficiary. Does not include options to purchase 503,935 shares of common stock.
(5)	Everett Monroe’s address is 5813 114th Street, Lubbock TX 79424.
(6)	Daniel O. Ritt Trust’s address is 168 Dover Pkwy, Stewart Manor, NY 11530.
(7)	Peter D’Arruda’s address is 124 Poppleford Place, Cary, NC 27518.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a description of each transaction from January 1, 2022 to December 31, 2022, and any material, publicly disclosed transaction through the date of this filing and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our current policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

On October 28, 2022, we entered into an executive employment agreement with James Ballengee (the “Ballengee Employment Agreement”) with respect to our appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the Ballengee Employment Agreement, Mr. Ballengee will receive annual compensation of $1,000,000 payable in shares of our common stock, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Ballengee Employment Agreement and each anniversary thereof (the “CEO Compensation”). The CEO Compensation is subject to satisfaction of Nasdaq rules, the provisions of our equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Ballengee Employment Agreement may be terminated by either party for any or no reason, by providing a five days’ notice of termination. As of December 31, 2022, we have accrued salary owing to Mr. Ballengee of $178,082. Mr. Ballengee’s salary will be paid in shares of our common stock, priced based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of his Employment Agreement, as applicable. The five (5) day volume-weighted average price of our common stock for the salary in 2022 was $1.083. As a result, we are required to issue Mr. Ballengee 164,434 shares of our common stock as payment for his salary for 2022. At the time we entered into the Employment Agreement with Mr. Ballengee he was the beneficial holder of approximately 16.66% of our outstanding common stock.

On October 24, 2022, the Board of Directors resolved to increase their compensation to (i) $50,000 per year in cash effective August 1, 2022, in equal quarterly payments, with the first such payment, in the amount of $12,500 due November 1, 2022 and, thereafter, $12,500 every February 1, May 1, August 1 and November 1, and (ii) 100,000 stock options priced at $2.50 per share, vesting immediately. In addition, the Board of Directors approved a one-time payment of $10,000 to each Mr. Trent Staggs and Mr. Al Ferrara for serving as the Chairperson of the Compensation Committee and Chairperson of the Audit Committee of the Board of Directors, respectively, payable on November 1, 2022. Al Ferrara resigned from the Audit Committee and Board of Directors on November 28, 2022. Trent Staggs resigned from the Compensation Committee and the Board of Directors on January 4, 2023. Matthew Balk resigned from the Board of Directors on January 16, 2023.

In June 2022, we entered into employment agreements with our former Chief Executive Officer, and our Chief Financial Officer, which provided for annual base salaries of $375,000 and $350,000, respectively, and provided for incremental increases in their salaries upon our achievement of specific performance metrics. These executives are currently accruing substantial portions of the base salaries. The employment agreements provided for the grant of stock options to the Chief Executive Officer and Chief Financial Officer to purchase up to 955,093 and 917,825 shares of our common stock, respectively, at an exercise price equal to 110% and 100% of the fair market value of our common stock on the date of grant. The stock options vest after two years of continuous employment, subject to acceleration if terminated without cause or resignations for good reason. The agreements also provided that it was anticipated that the executives receive bonuses for 2022 which would be determined by our Compensation Committee and Board of Directors after taking into account the general business performance of the company, including any completed financings and or acquisitions. On September 30, 2022, our Board of Directors received notice from Matthew Nicosia, our former Chief Executive Officer and Chairman of the Board of Directors of his resignation from such positions. Such resignations are not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Nicosia vested in 503,935 of these stock options before his resignation without good reason with the remainder of his stock options were cancelled. As of December 31, 2022, we owed our Chief Financial Officer. $700,532 in accrued compensation and benefits. As of December 31, 2022, we owed Mr. Nicosia. $402,805 in accrued compensation and benefits.

Viva Wealth Fund I, LLC (VWFI), which is managed by Wealth Space LLC, has continued its private offering of up to $25,000,000 in convertible notes for the manufacture of one or more RPC machines. As of December 31, 2022, VWFI has raised $11,750,000. As of December 31, 2022, VWFI has paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which entity shares a common executive with VWFI. As of December 31, 2022, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $599,500, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA. At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers now own approximately 16.66% of our outstanding common shares, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions.

The consideration for the membership interests included the Notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, we have committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the Notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. Subsequent to September 30, 2022, we entered into an agreement amending the Notes, whereby, as soon as is practicable, following and subject to the approval of our shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, we will issue 7,042,254 restricted shares of our common stock as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis (the “Note Payment”), reflecting a conversion price of $1.42 per share. 6,971,831 shares will be issued to Jorgan and $9,900,000 of principal owed to Jorgan will be cancelled and 70,423 shares will be issued to JBAH and $100,000 of principal owed to JBAH will be cancelled. Once a registration statement registering the shares for the Note Payment is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. As of December 31, 2022 we have accrued interest of approximately $247,914 and made cash payments of $1,565,090.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have received tank storage revenue of approximately $750,000.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have made crude oil purchases from WC Crude of $25,239,962. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. SFD sells the NGL stream at cost to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $5,890,910 as of December 31, 2022.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. Since entering into this contract on August 1, 2022, we have paid Endeavor $37,993.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which our Chief Financial Officer is also an officer, which remains in effect. For twelve months ended December 31, 2022, LBL invoiced the Company for $340,484. On December 17, 2020 the Company granted non-statutory stock options to LBL to purchase 333,334 shares of common stock, which was cancelled on September 1, 2022 by the parties. Our Chief Financial Officer is not the beneficiary of the Company and is not permitted to participate in any discussion, including LBL’s board meetings, regarding any Company stock that LBL may own at any time.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2022 the balance owed was $342,830.

On January 20, 2021, we entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member at the time was a 7% shareholder of TBT Group, Inc.) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. We paid $25,000 and 16,667 shares of restricted common stock upon signing and $225,000 as of April 5, 2022. When the licensor delivers to us data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, we shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, we will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, we will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if we fail to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. We shall share in the development costs of the sensor technology to the time of commercialization. From May 2021 through March 3, 2022, the parties amended the license agreement to extend the terms of the first milestone to March 4, 2022, of which we paid $15,000 as consideration for the extensions and $225,000 to be paid on March 4, 2022.

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

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2022 and December 31, 2021 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2022	2021
Audit Fees	$383,535	$172,000
Audit Related Fees	158,108	56,288
Tax Fees	33,149	10,500
Total	$574,792	$238,788

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

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-2.

b)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

c)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement	S-1/A	2/10/22	1.1
2.1	Membership Interest Purchase Agreement dated as of June 15, 2022, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC	8-K	6/22/22	2.1
3.1	Amended and Restated Articles of Incorporation	S-1	11/10/20	3.1
3.2	Bylaws	S-1	11/10/20	3.2
3.3	Amendments to Amended and Restated Articles of Incorporation	S-1	11/10/20	3.3
3.4	Form of Certificate of Change	S-1/A	2/4/22	3.4
4.1	Description of Securities				Filed
4.2	Form of Representative Warrant	S-1/A	2/10/22	4.1
4.3	Form of Convertible Promissory Note (2013)	S-1/A	2/12/21	4.2
4.4	Payroll Protection Program Loan, with Chase Bank	S-1/A	2/12/21	4.4
4.5	Payroll Protection Program Loan, with Blue Ridge Bank	S-1/A	2/12/21	4.5
4.6	Small Business Association Loan	S-1/A	2/12/21	4.6
4.7	Form of Secured Promissory Note of Registrant	8-K	6/22/22	4.1
4.8	Form of Note Amendment, dated October 28, 2022	8-K	11/3/22	4.2
10.1	Amended Contribution Agreement between Sustainable Fuels Incorporated and Vivakor, Inc. dated as of June 15, 2016	S-1	11/10/20	10.1
10.2	Intellectual Property License Agreement by and between BGreen, LLC and Vivakor, Inc. dated as of September 30, 2020	S-1	11/10/20	10.4
10.3	Patent and Intellectual Property License Agreement by and between CSS Nanotech, Inc. and Vivakor, Inc. dated as of July 22, 2020	S-1	11/10/20	10.5
10.4*	Employment Agreement by and between Vivakor, Inc. and Matthew Nicosia	8-K	6/14/22	10.1
10.5*	Employment Agreement by and between Vivakor, Inc. and Tyler Nelson	8-K	6/14/22	10.2
10.6*	Vivakor, Inc. 2021 Stock Incentive Plan	S-1/A	2/9/22	10.8
10.7	Intellectual Property Agreement by and between VivaVentures Precious Metals, LLC and Vivakor, Inc.	S-1/A	4/12/21	10.15
10.8	Form of Operating Agreement VV UTSI	S-1/A	4/12/21	10.16
10.9	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.17
10.10	Amendment No. 1 to Amended and Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.18
10.11	Operating Agreement VV RII	S-1/A	2/12/21	10.19
10.12	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures Royalty II	S-1/A	2/12/21	10.20
10.13	Articles of Association of Vivakor Company	S-1/A	2/12/21	10.21
10.14	Form of LLC Agreement of IMX	S-1/A	4/12/21	10.22
10.15	Form of LLC Agreement of RPC Design	S-1/A	4/12/21	10.23
10.16	Form of LLC Agreement of Viva Wealth	S-1/A	4/12/21	10.24
10.17	Form of LLC Agreement of VOF	S-1/A	4/12/21	10.25
10.18	Agreement Regarding Assets, entered into as of December 3, 2018	S-1/A	2/12/21	10.26
10.19	Amendment to Agreement	S-1/A	2/12/21	10.27
10.20	Amendment No. 3 to Novus Loan Agreement	S-1/A	4/12/21	10.30
10.21	Amendment No. 4 to Novus Loan Agreement	10-K	4/15/2022	10.21
10.22	Amendment No. 5 to Novus Loan Agreement	10-K	4/15/2022	10.22
10.23	Master Revolving Note made in favor of Triple T	S-1/A	4/12/21	10.29
10.24	Sensor Technology License Agreement	S-1/A	7/2/21	10.32
10.25	Amendment No. 1 to the Sensor Technology License Agreement	S-1/A	7/2/21	10.33

10.26	Amendment No. 2 to the Sensor Technology License Agreement	10-K	4/15/22	10.26
10.27	Amendment No. 3 to the Sensor Technology License Agreement	10-K	4/15/22	10.27
10.28	Amendment No. 4 to the Sensor Technology License Agreement	10-K	4/15/22	10.28
10.29	Services Agreement, entered into on December 14, 2021	8-K	12/20/21	10.1
10.30	Land Lease Agreement	8-K	3/15/22	10.1
10.31	Product Off-Take Agreement, by and between Vivaventures Energy Group, Inc., and Hot Oil Transport, LLC, dated April 26, 2022	8-K	5/2/22	10.1
10.32*	Executive Employment Agreement, dated June 9, 2022, by and between Vivakor, Inc. and Matthew Nicosia	8-K	6/14/22	10.1
10.33*	Executive Employment Agreement, dated June 9, 2022, by and between Vivakor, Inc. and Tyler Nelson	8-K	6/14/22	10.2
10.34	Form of Shared Services Agreement among Endeavor Crude, LLC, Silver Fuels Delhi LLC and White Claw Colorado City, LLC	8-K	6/22/22	10.1
10.35	Form of Pledge Agreement	8-K	6/22/22	10.2
10.36	Form of Master Netting Agreement among Registrant, Silver Fuels Delhi LLC, White Claw Colorado City, LLC, Jorgan Development, LLC, JBAH Holdings, LLC, Endeavor Crude, LC and White Claw Crude, LLC	8-K	6/22/22	10.3
10.37	Form of Guaranty Agreement	8-K	6/22/22	10.4
10.38	Form of Lock-Up Agreement	8-K	6/22/22	10.5
10.39	Form of Assignment of Membership Agreement	8-K	6/22/22	10.6
10.40	Form of Release Agreement	8-K	6/22/22	10.7
10.41	Oil Storage Agreement dated January 1, 2021 by and between White Claw Colorado City, LLC and White Claw Crude, LLC	8-K	6/22/22	10.8
10.42	Crude Petroleum Supply Agreement dated January 1, 2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	6/22/22	10.9
	Form of first Amendment to Crude Petroleum Supply agreement dated January 1, 2021 by and between White Claw Crude, LLLC and Silver Fuels Delhi LLC	8-K	6/22/22	10.10
10.43*	Executive Employment Agreement, by and between Vivakor, Inc. and James Ballengee, dated October 28, 2022	8-K	11/3/22	10.1
10.44	Land Lease	8-K	12/21/22	10.1
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: May 24, 2023	By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ballengee	Chief Executive Officer and Director	May 24, 2023
James Ballengee	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer and Director	May 24, 2023
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ David Natan	Director	May 24, 2023
David Natan

/s/ John Harris	Director	May 24, 2023
John Harris

/s/ Albert Johnson	Director	May 24, 2023
Albert Johnson

VIVAKOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vivakor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vivakor, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas

May 24, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Vivakor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vivakor, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Macias Gini & O’Connell LLP

Irvine, CA 92618

We have served as the Company’s auditor since 2021, which ended in 2022

April 15, 2022

VIVAKOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,101,186	$1,293,767
Cash and cash equivalents attributed to variable interest entity	81,607	199,952
Accounts receivable, less allowances of none and $33,000, respectively	3,563,706	845
Prepaid expenses	31,523	-
Marketable securities	1,652,754	2,231,218
Inventories	47,180	192,000
Precious metal concentrate	-	1,166,709
Other assets	700,298	73,245
Total current assets	9,178,254	5,157,736

Other investments	4,000	4,000
Notes receivable, less allowances of $1,162,007 and none	-	1,194,235
Property and equipment, net	22,578,876	24,692,111
Rights of use assets- operating leases	1,880,056	663,291
License agreements, net	1,772,153	2,370,835
Intellectual property, net	28,251,053	13,662,037
Goodwill	12,678,108	-
Total assets	$76,342,500	$47,744,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,688,535	$2,023,985
Operating lease liabilities, current	471,991	287,769
Finance lease liabilities, current	963,900	-
Loans and notes payable, current	885,204	1,511,447
Loans and notes payable, current attributed to variable interest entity	1,924,500	3,416,379
Long-term debt (working interest royalty programs), current	9,363	3,256
Total current liabilities	12,943,493	7,242,836

Operating lease liabilities, long term	1,457,483	434,109
Finance lease liabilities, long term	2,298,960	-
Loans and notes payable, long term	28,683,950	1,185,970
Long-term debt (working interest royalty programs)	3,897,553	6,171,298
Deferred income tax liabilities	-	5,156,899
Total liabilities	49,281,439	20,191,112

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 3,400,000 shares authorized;(1)
Series A- none and 66,667 issued and outstanding, respectively(1)	-	67
Common stock, $0.001 par value; 41,666,667 shares authorized; 18,064,838 and 12,330,859 were issued and outstanding as December 31, 2022 and 2021, respectively(1)	18,065	12,331
Additional paid-in capital	74,026,163	58,279,590
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(55,169,781)	(35,731,359)
Total Vivakor, Inc. stockholders’ equity	18,854,447	22,540,629
Noncontrolling interest	8,206,614	5,012,504
Total stockholders’ equity	27,061,061	27,553,133
Total liabilities and stockholders’ equity	$76,342,500	$47,744,245

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues
Product revenue - third parties	$21,458,150	$1,088,428
Product revenue - related parties	6,649,073	-
Total revenues	28,107,223	1,088,428
Cost of revenues	25,239,962	1,050,676
Gross profit	2,867,261	37,752

Operating expenses:
Sales and marketing	392,914	849,107
General and administrative	9,963,836	4,652,069
Bad debt expense	1,162,007	-
Impairment loss	11,138,830	-
Amortization and depreciation	2,953,629	1,462,492
Total operating expenses	25,611,216	6,963,668
Loss from operations	(22,743,955)	(6,925,916)

Other income (expense):
Unrealized loss on marketable securities	(578,464)	(1,094,054)
Interest income	23,725	3,312
Interest expense	(1,519,281)	(501,598)
Gain on disposition of asset	2,456	87,044
Other income	131,207	125,299
Total other income (expense)	(1,940,357)	(1,379,997)
Loss before provision for income taxes	(24,684,312)	(8,305,913)
Benefit for income taxes	4,436,691	1,050,207
Consolidated net loss	(20,247,621)	(7,255,706)
Less: Net loss attributable to noncontrolling interests	(809,199)	(1,771,535)
Net loss attributable to Vivakor, Inc.	$(19,438,422)	$(5,484,171)

Net loss attributable to common shareholders	$(19,438,422)	$(5,484,171)
Dividend on preferred stock	-	42,196
	$(19,438,422)	$(5,526,367)

Basic and diluted net loss per share(1)	$(1.22)	$(0.46)

Basic weighted average common shares outstanding(1)	15,985,103	11,976,116

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2020(1)	66,667	$67	11,255,967	$11,256	$45,623,146	$(20,000)	$(30,204,992)	1,279,089	$16,688,566
Common Stock issued for services(1)	-	-	33,667	34	437,970	-	-	-	438,004
Common Stock issued for a reduction of liabilities(1)	-	-	68,611	68	495,731	-	-	-	495,799
Common Stock issued for the purchase of a license(1)			16,667	17	224,983	-	-	-	225,000
Conversion of temporary equity Series B, B-1, and C-1 Preferred Stock to Common Stock(1)	-	-	955,947	956	9,466,648	-	-	-	9,467,604
Stock options issued for services	-	-	-	-	1,585,000	-	-	-	1,585,000
Stock based compensation	-	-	-	-	446,112	-	-	-	446,112
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(55,050)	(55,050)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	5,560,000	5,560,000
Dividend paid in Series B-1 Preferred Stock	-	-	-	-	-	-	(42,196)	-	(42,196)
Net income (loss)	-	-	-	-	-	-	(5,484,171)	(1,771,535)	(7,255,706)
December 31, 2021(1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133

Common Stock issued for stock awards	-	-	16,667	16	(16)				-
Common Stock issued for a reduction of liabilities	-	-	272,156	273	1,144,719	-	-	-	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	-	-	-	-
Common Stock issued for cash	-	-	1,600,000	1,600	6,238,400	-	-	-	6,240,000
Common stock issued for fractional shares from reverse stock split	-	-	2,271	2	-	-	-	-	2
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	-	-	3,009,552	3,010	4,284,645	-	-	-	4,287,655
Stock options issued for services	-	-	-	-	1,472,888	-	-	-	1,472,888
Stock based compensation	-	-	-	-	2,606,703	-	-	-	2,606,703
Distributions by noncontrolling interest	-	-	-	-	-	-	-	(861,691)	(861,691)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	4,865,000	4,865,000
Net loss	-	-	-	-	-	-	(19,438,422)	(809,199)	(20,247,621)
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Consolidated net loss	$(20,247,621)	$(7,255,706)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,953,629	1,462,492
Impairment loss	11,138,830	-
Bad debt expense	1,162,007	-
Forgiveness of notes payable	(130,429)	(90,711)
Common stock options issued for services	1,472,888	1,585,000
Common stock issued for services	-	438,004
Stock-based compensation	2,606,703	446,112
Unrealized loss- marketable securities	578,464	1,094,054
Gain on disposal of asset	(2,456)	(87,044)
Deferred income taxes	(4,437,491)	(1,051,007)
Changes in operating assets and liabilities:
Accounts receivable	2,613,278	6,890
Prepaid expenses	59,900	-
Inventory	162,148	-
Other assets	(80,220)	13,807
Right of use assets- finance leases	349,253
Right of use assets- operating leases	(1,216,765)	218,513
Operating lease liabilities	1,216,765	(218,513)
Financing lease liabilities	(429,578)	-
Accounts payable and accrued expenses	(3,408,157)	38,128
Interest on notes receivable	(23,725)	(3,313)
Interest on notes payable	1,519,281	501,598
Net cash used in operating activities	(4,143,296)	(2,901,696)

INVESTING ACTIVITIES:
Proceeds from notes receivable	55,953	-
Payment on costs of patents	-	(13,366)
Acquisition of assets	96,467	-
Purchase of a technology license	-	(265,000)
Proceeds from disposal of equipment	6,000	-
Purchase of equipment	(2,491,175)	(4,236,276)
Net cash used in investing activities	(2,332,755)	(4,514,642)

FINANCING ACTIVITIES:
Payment of long-term debt	-	(7,735)
Proceeds from loans and notes payable	3,640,046	9,135,984
Proceeds from sale of common stock	6,240,000	-
Payment of notes payable	(853,230)	(562,046)
Distributions to noncontrolling interest	(861,691)	(55,050)
Net cash provided by financing activities	8,165,125	8,511,153

Net increase (decrease) in cash and cash equivalents	1,689,074	1,094,815
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,493,719	398,904
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,182,793	$1,493,719

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$1,205,426	$390,843
Income taxes	$-	$-

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$1,200,000	$9,467,604
Common stock issued for a reduction in liabilities	$1,144,992	$495,799
Conversion of note receivable to equity investment	-	81,768
Noncontrolling interest issued for a reduction in liabilities	$4,865,000	$5,504,950
Preferred stock Series C-1 issued for a reduction in liabilities	$-	$64,950
Common stock issued for the purchase of a license	$-	$225,000
Capitalized interest on construction in process	$-	$1,614,697
Dividend paid in Series B-1 Preferred Stock	$-	$42,196
Common stock and note payable issued in the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	$32,951,939	$-
Sale of marketable securities for note receivable	-	$860,491
Accounts payable on purchase of equipment	259,846	$700,000

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Vivakor, Inc. (collectively “we”, “us,” “our,” “Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as, related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services. The Company was originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The Company’s name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, the Company was converted to a C-corporation and changed its name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

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

COVID-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions. Utah and Kuwait have since resumed site preparations for operations. We have experienced supply chain disruptions in building our Remediation Processing Centers (“RPC”) and completing certain refurbishment on our precious metal extraction machines. These suspensions have had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2022, we had an accumulated deficit of approximately $55.2 million. As of December 31, 2022 and 2021, we had a working capital deficit of approximately $3.77 million and $2.09 million, respectively. As of December 31, 2022 we had cash of $3.1 million. In addition, we have obligations to pay approximately $17,500,000 (of which approximately $16,500,000 can be satisfied through the issuance of our common stock under the terms of the debt and $334,000 is related to PPP loans that are anticipated to be forgiven) of debt in cash within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In February 2022, the Company closed an underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate net proceeds of $6.2 million, after deducting underwriting discounts, commissions, and other offering expenses. Prior to the offering, we financed our operations primarily through debt financing, private equity offerings, and our working interest agreements. We believe the liquid assets from the Company’s available for sale investments and funding provided from subsequent fundraising activities (see Note 24) of the Company will give it adequate working capital to finance our day-to-day operations for at least twelve months through May 2024. Our CEO has also committed to provide credit support through June 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. Based on the above, we believe these plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Management cannot provide any assurance that the Company will raise additional capital if needed.

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

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. For the years ended December 31, 2022 and 2021 the following entities are considered to be a VIE and are consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC and RPC Design and Manufacturing, LLC. For the years ended December 31, 2022 and 2021 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the years ended December 31, 2022 and 2021 the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $1,622,424 and $3,753,296 (where the primary asset represents a receivable from the Company), and liabilities of $52,368 and $12,608. Vivaventures Royalty II, LLC held assets of $3,670,583 and $2,648,810 (where the primary asset represents a receivable from the Company), and liabilities of $1,720 and $300. Vivaopportunity Fund LLC held assets of $2,199,781 and $2,119,961 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and $10,815 and no liabilities. International Metals Exchange, LLC held assets of $29,443 and $30,461 and liabilities of $1,800 and $1,900.

RPC Design and Manufacturing, LLC: The Company established RPC Design and Manufacturing, LLC (“RDM”) in December 2018 with a business purpose of manufacturing custom machinery and selling or leasing the manufactured equipment in long term contracts with financing or leasing activities to the Company. We own 100% of the voting rights in RDM. We, as the sole general partner of RDM, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of RDM and take certain actions necessary to maintain RDM in good standing without the consent of the limited partners. RDM has entered into a license agreement with the Company indicating that while RDM builds custom machinery incorporating the Company’s hydrocarbon extraction technology, RDM will pay the Company a license fee of $500,000 per Remediation Processing Center manufactured. RDM has been retained by VWFI to assist in being the plant manager and will manage and direct the manufacturing of the RPCs. RDM’s license fee is waived for RPC manufacturing for VWFI. Creditors of RDM have no recourse to the general credit of the Company. For the years ended December 31, 2022 and 2021, investors in RDM have a noncontrolling interest of $227,104 and $629,694, respectively. As of December 31, 2022 and 2021, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of December 31, 2022 and 2021 this VIE has an outstanding note payable to the reporting entity in the amount of $1,288,279 and $354,566, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC: The Company assisted in designing and organizing Viva Wealth Fund I, LLC (“VWFI”) in November 2020, as a special purpose entity, for the purpose of manufacturing, leasing and selling custom equipment solely to the Company. Wealth Space, LLC, an unaffiliated entity, is the sole manager. The Company has been retained by the manager, who may assist in the administrative operations. VWFI has also retained the Company to act as its sole plant manager, and we will manage and direct all of the manufacturing, leasing and selling of custom equipment in behalf of VWFI to the Company. In November 2020, VWFI commenced a $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that will expand the Company’s second RPC, amended to manufacture one separate double capacity RPC. As of December 31, 2022 and 2021, the cash and cash equivalents of this VIE are restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and cannot be used to settle the obligations of the reporting entity. As of December 31, 2022 and 2021, the Company has cash attributed to variable interest entities of $81,607 and $199,952. As of December 31, 2022, VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has continued fundraising for RPC Series B. In the event that VWFI does not raise at least $8,250,000 for Series B by the offering termination date (which date was extended until March 31, 2023), then the convertible notes and/or units would convert into Vivakor common stock where the minimum conversion price will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in the underwritten offering, which was closed on February 14, 2022 at $5.00 per share. As of March 27, 2023, VWFI has raised approximately $7,480,000 for RPC Series B. VWFI unit holders may also sell their units to the Company for their principal investment amount on the 3rd, 4th, and 5th anniversary of the offering termination date. The Company also has the option to purchase any LLC units where the members did not exercise their conversion option under the same terms and pricing for cash or common stock. VWFI has entered into a license agreement with the Company indicating that VWFI will pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology. All of the operations of VWFI relate to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controls VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company. Creditors of VWFI have no recourse to the general credit of the Company. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, and any unfunded capital expenditures, and the expense to the unit holders in conversion to common stock if series of equipment cannot be fully funded, which ultimately could be 100% of any custom machine. We are responsible for the decisions related to the expenditures of VWFI proceeds including budgeting, financing and dispatch of power surrounding the series of equipment. Based on all these facts, it was determined that we are the primary beneficiary of VWFI. Therefore, VWFI has been consolidated by the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. As of December 31, 2022, the Company had a $750,000 3-month certificate of deposit with B1bank. As of December 31, 2021, the Company did not have any cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2022 and 2021, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company annually evaluates the rating of the financial institutions in which it holds deposits. As of December 31, 2022 and 2021, the Company has cash attributed to variable interest entities of $81,607 and $199,952. The Company has $2,666 in Qatar National Bank, located in Doha Qatar.

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

Investments

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

The Company had an investment of $800,000 or 800,000,000 shares of common stock, or a diluted 17% equity holding in Scepter Holdings, Inc. (ticker: BRZL, OTC Markets) and does not have significant influence, and as the stock is traded on an active market, the Company has classified the investment as trading securities for the years ended December 31, 2022 and 2021 with the change in unrealized gains and losses on the investment included in the statement of operations (see Note 7). The Company’s prior Chief Executive Officer, who resigned as of October 6, 2022, had an immediate family member who sat on the board of directors of Scepter Holdings, Inc. The Company’s 826,376,882 common shares have a market value of approximately $1,322,203 as of April 18, 2023 based on the quoted market price.

As of December 31, 2022 and 2021, the Company owns 1,000 Class A LLC Units in each of the following entities, which are not consolidated: Vivaopportunity Fund LLC, Vivaventures UTSI, LLC, Vivaventures Royalty II, LLC, and International Metals Exchange, LLC. In aggregate these units amount to $4,000 as of December 31, 2022 and 2021. These Class A Units give the Company’s management control of the entities but lack the necessary economics criterion, where the Company lacks the obligation to absorb losses of these entities, as well as the right to receive benefits from the LLCs.

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

Leases

The Company follows Accounting Standards Codification 842, Leases (“ASC 842”). We determine if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

We are the lessee in a lease contract when we obtain the right to control the asset. Lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. According to ASC 842, the Company has measured the lease liabilities acquired on August 1, 2022 by measuring the present value of the remaining lease payments, as if the lease were acquired on acquisition date. The right-of-use assets were measured at the same amount as the lease liabilities as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Finance ROU assets are included in property, plant, equipment, net (see Note 11). As of December 31, 2022 and 2021, we recorded operating right-of-use assets of $1,880,056 and $663,291, operating lease obligations of $1,929,474 and $721,878, and finance lease obligations of $3,262,860 and none.

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

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease. The Company’s Kuwait operations were suspended to comply with the social distancing measures implemented in Kuwait, but in 2022 has allowed for the Company to obtain site personnel visas to recommence operations for site refurbishments. The Company’s Utah operations were temporarily suspended from March through May 2020, but have since resumed in full in its manufacturing of its RPCs, and infrastructure preparations. Currently the operations at the Company’s Vernal plant are limited due to recent, supply and personnel limitations. The Company is not currently producing product toward our off-take agreement due to these recent developments. The Company continues to assess the impact of these limitations, including the impact on our ancillary agreements. Ancillary to our Vernal, Utah operations, the Company have an exclusive license agreement with TBT Group, Inc., under which we are exploring the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC utilizing TBT Group’s piezo electric and energy harvesting technologies. For the year ended December 31, 2022 we realized an impairment loss of $447,124 on this license agreement with TBT Group due to the current disruptions at the Vernal, Utah facility.

As of December 31, 2022 we continued to pursue a test facility or third party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia. The Company received recent quotes for testing or building our own test facilities with new partners for this venture with estimates of cost being over $4 million. The Company does not anticipate pursing this cost of testing at this time. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets of $3,254,999.

We have previously extracted and sold precious metals using our extraction machinery and held extracted precious metals from those operations of the machinery for monetization. The operations surrounding our precious metals extraction services were temporarily suspended until recently, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss of $1,166,709 surrounding our precious metal concentrate and an impairment loss of $6,269,998 surrounding the extraction machinery.

No impairment charges were incurred during the year ended December 31, 2021.

There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Property and equipment, net

Property and equipment are stated at cost or fair value when acquired. Depreciation is computed by the straight-line method and is charged to the statement of operations over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the term of the related lease. Impairment losses are recognized for long-lived assets, including definite-lived intangibles, used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets’ carrying amount. Impairment losses are measured by comparing the fair value of the assets to their carrying amount.

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

The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1-5 years
Machinery and equipment	3-5 years
Vehicles	5 years
Furniture and fixtures	5-10 years
crude oil gathering, storage, and transportation facilities	10 years
Remediation Processing Centers (heavy extraction and remediation equipment) (“RPC”)	20 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. We performed an analysis and assessed an impairment loss in the following areas: Currently the operations at the Company’s Vernal plant are limited due to recent, temporary supply and personnel limitations. The Company is not currently producing product toward our off-take agreement due to these recent developments. Ancillary to our Vernal, Utah operations, the Company has an exclusive license agreement with TBT Group, Inc., under which we are exploring the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC utilizing TBT Group’s piezo electric and energy harvesting technologies. For the year ended December 31, 2022 we realized an impairment loss of $447,124 on this license agreement with TBT Group due to the current disruptions at the Vernal, Utah facility. As of December 31, 2022 we continued to pursue a test facility or third party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia. The Company received recent quotes for testing or building our own test facilities with new partners for this venture. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets (including it’s patents) of $3,254,999.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. No goodwill impairment loss was incurred during the year ended December 31, 2022.

Asset Retirement Obligations

Under ASC 410-20, Asset Retirement and Environmental Obligations – Asset Retirement Obligations, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Company records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Company did not identify any significant or material cost after review; thus, no ARO obligation is recorded for the year ended December 31, 2022.

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

Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. See Note 22 for further information on income tax.

Revenue Recognition

We follow Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”).

The revenue standard contains a five-step approach that entities will apply to determine the measurement of revenue and timing of when it is recognized, including (i) identifying the contract(s) with a customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to separate performance obligations, and (v) recognizing revenue when (or as) each performance obligation is satisfied. The standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract.

Due to the business combination in which we acquired Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, for the year ended December 31, 2022, our sales consist of storage services and the sale of crude oil or like products. For the year ended December 31, 2022, disaggregated revenue by customer type was as follows: $21,409,300 in crude oil sales and $5,890,910 in product related to natural gas liquids sales.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. After completion of our performance obligation, we have an unconditional right to consideration as outlined in our contracts. Due to the nature of our product we do not accept returns. Our receivables will generally be collected in less than three months, in accordance with the underlying payment terms.

For the year ended December 31, 2021, approximately 99% of our sales consisted of the sale of precious metals with a commitment to deliver precious metals to the customer, and revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price, and specific items being purchased have been established, (2) metals have been shipped to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country.

Related Party Revenues

We sell sale of crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. These contracts were entered into in the normal course of our business. Our revenue from related parties for 2022 was $6,649,073.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 100% of the balance of accounts receivable as of December 31, 2022 and 99% of the Company’s revenues for the year ended December 31, 2022. Additionally, the Company operates in the crude oil industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk in that its customer may be similarly affected by changes in economic, industry or other conditions. There is risk that the Company would not be able to identify and access replacement markets at comparable margins.

Contingent liabilities

From time to time the Company may work with success based professional service providers, including securities counsel for private offerings, which may require contingent payments to be made based on the future offering fundraising and financial performance of the offering. In the event that an offering does not perform or is never consummated, the Company may still be required to pay a portion of the success fees for the services provided in preparing the offering. The fair value of the contingent payments would be estimated using the present value of management’s projections of the financial results. Failure to correctly project the financial results of the offering or settlement of legal fees related to the offering could materially impact our results of operations and financial position.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the years ended December 31, 2022 and 2021.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt-out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company beginning January 1, 2021.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), provides a “principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense.” These amendments are effective for fiscal years beginning after December 15, 2021. The Company has adopted this pronouncement and it has not materially impacted our consolidated financial statements.

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

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of December 31, 2022 and 2021 include the following: convertible notes payable convertible into approximately 14,560 and 192,834 shares of common stock, stock options granted to employees of 1,421,760 and 183,333 shares of common stock, stock options granted to Board members or consultants of 395,139 and 466,667 shares of common stock. The Company also has a warrant outstanding to purchase 80,000 shares of common stock as of December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, cost basis investments, lease assets and liabilities, valuation of stock used to acquire assets, derivatives, and fair values of the intangible assets and goodwill related to business combinations.

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

Note 4. Business Combination

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC (“Jorgan”) and JBAH Holdings, LLC (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, the Company acquired 100% of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests was approximately $32.9 million, after post-closing adjustments, paid for by the Company with a combination of shares of the issuance of 3,009,552 of the Company’s common stock and secured three-year promissory notes made by the Company in favor of the Sellers in an aggregate amount of $28,664,284.

For the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Common stock	$4,287,655
Note payable to seller	28,664,284
Fair value of total consideration paid	$32,951,939

Net assets acquired and liabilities assumed

Assets acquired in business combination
Current assets	$6,573,359
Finance lease right-of-use assets (property, plant and equipment)	3,579,544
Property, plant and equipment, net	705,110
Other assets	546,834
Contract-based intangible assets	19,095,420
Total assets acquired	$30,500,265

Liabilities assumed in business combination
Current liabilities	$(7,489,639)
Long term liabilities	(2,736,795)
Total liabilities acquired	$(10,226,434)

Total net assets acquired	$20,273,831

Goodwill	$12,678,108

The value of goodwill represents SFD and WCCC’s ability to generate profitable operations going forward. Management engaged a valuation expert who performed a valuation study to calculate the fair value of the acquired assets and goodwill. The acquired contracts are amortized over their 9 year, 5 month life of the contracts.

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees of $174,592 for the year ended December 31, 2022. These costs are included in general and administrative expense in our consolidated statement of operations.

Since the date of acquisition on August 1, 2022 through December 31, 2022 $28,058,374 of sales in aggregate is attributed to SFD and WCCC. The unaudited financial information in the table below summarizes the combined results of operations of the Company, SFD, and WCCC for the years ended December 31, 2022 and 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The pro forma earnings for the years ended December 31, 2022 and 2021, were adjusted to include intangible amortization expense of contracts acquired of $2,027,832, respectively. The pro forma earnings for the years ended December 31, 2022 and 2021, were adjusted to include interest expense on notes payable that were issued as consideration of $1,152,842 and $1,773,603, respectively. The $174,592 of acquisition-related expenses were excluded from the year ended December 31, 2022, and included in the year ended December 31, 2021, as if the acquisition occurred at January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Years ended December 31,
	2022	2021
Total net sales	$64,009,714	$34,361,233
Loss from operations	21,659,746	7,429,978
Net loss (attributable to Vivakor, Inc.)	$23,944,546	$8,085,238

Basic and diluted loss per share	(1.35)	(0.54)
Weighted average shares outstanding	17,733,117	14,985,668

Note 5. Accounts receivable

Accounts receivable primarily relates to sales to trade accounts receivable of customers for crude oil. Differences between the amounts due from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of December 31, 2022 and 2021 an allowance for doubtful accounts of none and $33,000 was deemed necessary. Trade accounts receivable are zero interest bearing. Trade accounts receivable of $948,352 are with a vendor of which our CEO is a beneficiary.

Note 6. Prepaid Expenses and Other Assets

As of December 31, 2022 and 2021, we other assets of $700,298 and $73,245. Our other assets consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases, including operating lease deposits in the amount of $132,688 and $47,388 as of December 31, 2022 and 2021, a deposit for a reclamation bond with the Utah Division of Oil, Gas and Mining in the amount of $14,288 as of December 31, 2022 and 2021, and finance lease deposits of $553,322 as of December 31, 2022, which will be returned at the end of the finance leases after we have complied with the terms of the lease (see Note 17).

As of December 31, 2022, our prepaid expenses of $31,523 mainly consists of prepaid insurances.

Note 7. Marketable Securities

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

In December 2021 we sold 3,309,758 shares of common stock of Odyssey Group International, Inc. (“Odyssey”) ticker: ODYY, OTC Markets in a private transaction for a purchase price of $860,491, with $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 (see Note 10), reflecting the market price at that time. The Company recorded an unrealized gain of $203,540 on these marketable securities for the year ended December 31, 2021.

The Company owns 826,376,882 shares of common stock of Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets., for a diluted 17% equity holding in the company. In August 2021 we converted $81,768 of our note receivable with Scepter into 26,376,882 shares of Scepter common stock pursuant to the terms of the note at $0.0031 per share. On the date of the conversion, the Scepter price per share on OTC Markets was $0.0062 per share, which resulted in a $87,044 gain on the disposition of the note receivable. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded which resulted in the Company recording an unrealized loss on marketable securities of $578,464 and $1,297,594 for the years ended December 31, 2022 and 2021. The Company’s previous Chief Executive Officer, who resigned on October 6, 2022, had an immediate family member who sits on the board of directors of Scepter Holdings, Inc. As of December 31, 2022 and 2021 our marketable securities were valued at $1,652,754 and $2,231,218.

As of December 31, 2022 and 2021, marketable securities were $1,652,754 and $2,231,218. For the years ended December 31, 2022 and 2021, the Company recorded a total net unrealized loss of $578,464 and $1,094,054 on marketable securities in the statement of operations.

Note 8. Inventories

As of December 31, 2022, inventories consist of crude oil. The crude oil is related to our oil gathering facility in Delhi, Louisiana. As of December 31, 2022 an impairment loss of $192,000 related to the Fenix Iron was realized. As of December 31, 2021 inventories consist primarily of the Fenix Iron. The nano Fenix Iron are finished goods that have a 20-year shelf life and were acquired at cost for $192,000. Inventories are valued at the lower of cost or market (net realizable value).

Note 9. Precious Metal Concentrate

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

As of December 31, 2021, the Company carried a refining reserve of $1,166,709 against its precious metal concentrate asset based on estimates that the Company received if it were to sell the precious metal concentrate in its current concentrated form to processing refineries. The Company intends to sell our precious metal concentrate in its current state or refine it into dore bars for sale or monetization and investment purposes. As of December 31, 2021 the net realizable value of our precious metal concentrate was $1,166,709. The operations surrounding our precious metals were temporarily suspended until recently. Due to these suspended activities, and a shift in 2022 of the Company’s focus to the oil and gas industry, we have not been able to sell our precious metals in their concentrate form as anticipated, and have reserved the remaining $1,166,709 surrounding our precious metal concentrate for the year ended December 31, 2022.

Note 10. Notes Receivable

Notes receivable are carried at the receivable amount less an estimated reserve for troubled accounts. Management determines the reserve for troubled accounts by analyzing notes receivable for non-performance, including the payment history of the notes receivable.

Notes receivable consist of the following:

	December 31,
	2022	2021
PLC International Investments, Inc.(a)	-	860,491
TMC Capital, LLC(b)	-	333,744
Total Notes Receivable	$-	$1,194,235

(a)	In December 2021 we sold such 3,309,578 shares of Odyssey common stock in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five year term. As of December 31, 2022 we have reserved against the note in the amount of $828,263.
(b)	The Company has a $333,744 note receivable with TMC Capital, LLC, an affiliate of MCW Energy Group Limited. The parties amended the agreement in December 2021 to have the note paid on or before October 1, 2022. As of December 31, 2022 we have reserved against the note in the amount of $333,744.

Note 11. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation/Amortization	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$5,912	$9,086	$14,998	$4,000	$10,998
Vehicles	36,432	26,110	10,322	48,248	26,306	21,942
Equipment	763,852	277,288	486,564	-	-	-
Property	140,000	-	140,000	-	-	-
Finance lease- Right of use assets	3,579,544	349,253	3,230,291	-	-	-
Precious metal extraction machine- 1 ton	-	-	-	2,280,000	228,000	2,052,000
Precious metal extraction machine- 10 ton	-	-	-	5,320,000	532,000	4,788,000

Construction in process:
Bioreactors	-	-	-	1,440,000	-	1,440,000
Wash Plant Facilities	199,800	-	199,800
Nanosponge/Cavitation device	44,603	-	44,603	22,103	-	22,103
Remediation Processing Unit 1	4,396,753	-	4,396,753	6,249,082	-	6,249,082
Remediation Processing Unit 2	6,285,547	-	6,285,547	5,201,098	-	5,201,098
Remediation Processing Unit System A	3,893,051	-	3,893,051	2,561,467	-	2,561,467
Remediation Processing Unit System B	3,845,398	-	3,845,398	2,345,421	-	2,345,421
Total fixed assets	$23,256,006	$677,130	$22,578,876	$25,482,417	$790,306	$24,692,111

For the year ended December 31, 2021 the Company paid $64,950 with 5,413 shares of Series C-1 Preferred Stock for equipment, which has been valued based on similar cash purchases of the Series C-1 Preferred Stock at approximately $12.00 per share. For the years ended December 31, 2022 and 2021 depreciation expense was $638,073 and $11,561. For the years ended December 31, 2022 and 2021 capitalized interest to equipment from debt financing was none and $1,614,697. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

The operations surrounding our precious metals extraction services were temporarily suspended until recently, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss of $6,269,998 surrounding the extraction machinery for the year ended December 31, 2022.

As of December 31, 2022 we continued to pursue a test facility or third party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, which includes our bioreactor equipment. The Company received recent quotes for testing or building our own test facilities with new partners for this venture. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets, including our bioreactors. The impairment loss related to our bioreactors was $1,440,000 for the year ended December 31, 2022.

Note 12. License Agreements

On August 17, 2017, the Company purchased rights to an exclusive license for the applications and implementations involving the Nanosponge Technology and to use and develop the Nanosponge as we see fit at our sole discretion. The Nanosponge contribution in the Company’s processes is to facilitate a cracking process whereby remediated or extracted oil may be further refined from a crude product to a diesel fuel. The license was valued at $2,416,572 and is amortized over its useful life of 20 years. As of December 31, 2022 and 2021 the accumulated amortization of the license was $644,419 and $523,591. For the years ended December 31, 2022 and 2021 amortization expense of the license was $120,829. Amortization expense for the years 2023 through 2027 is $120,829 in each respective year. As of December 31, 2022 and 2021 the net value of the license is $1,772,153 and $1,892,981, respectively.

On January 20, 2021, the Company entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. The Company paid $25,000 and 16,667 shares of restricted common stock upon signing. On March 4, 2022, the Company paid licensor an additional $225,000. When the licensor delivers to the Company data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, Company shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, Company will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, the Company will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if the Company fails to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. The Company shall share in the development costs of the sensor technology to the time of commercialization. The Company amended the agreement multiple times in 2021 to extend the terms of the first milestone payment of $225,000 payment to the licensor, and further amended the agreement in March 2022 to finally extend the payment to be no later than March 4, 2022. The Company paid consideration of $15,000 for these amended extensions. Currently the operations at our Vernal plant are limited due to recent, temporary supply and personnel limitations. We are not currently producing product toward the off-take agreement due to these recent developments. Ancillary to our Vernal, Utah operations, is our exclusive license agreement with TBT Group, Inc., For the year ended December 31, 2022 we realized an impairment loss of $447,124 on this license agreement due to the current disruptions at the Vernal, Utah facility. The Company is in the process of analyzing data received for this product.

Note 13. Intellectual Property, Net and Goodwill

The following table sets forth the components of the Company’s intellectual property at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$12,233	$101,197	$113,430	$5,560	$107,870
Extraction Technology	16,385,157	6,485,791	9,899,366	16,385,157	5,666,534	10,718,623
Acquired crude oil contracts	19,095,420	844,930	18,250,490	-	-	-
Ammonia synthesis patents	-	-	-	4,931,380	2,095,836	2,835,544
Total Intellectual property	$35,594,007	$7,342,954	$28,251,053	$21,429,967	$7,767,930	$13,662,037

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2021	$-
Acquisition	12,678,108
December 31, 2022	$12,678,108

There is no goodwill as of December 31, 2021.

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

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), of which our CEO is a beneficiary. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031.

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

Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill. Based on the valuation study, the fair values of goodwill and the acquired contracts (described above) were $12,678,108 and $19,095,420 on August 1, 2022. The acquired contracts are amortized over a 9 year, 5 month life. The amortization expense of the acquired contracts was $844,930 from the date of acquisition on August 1, 2022 through December 31, 2022, and amortization expense for the years 2023 through 2027 is $2,027,832 in each respective year. As of December 31, 2022 the net carrying value of the acquired contracts is $18,250,490.

The Company entered into a Contribution Agreement dated January 5, 2015, where proprietary information and intellectual property related to certain petroleum extraction technology (also known as hydrocarbon extraction technology) suitable to extract petroleum (or hydrocarbons) from tar sands and other sand-based ore bodies, and all related concepts and conceptualizations thereof (the “Extraction Technology”) was contributed to VivaVentures Energy Group, Inc., a 99% majority-owned subsidiary of Vivakor, and was assessed a fair market value of $16,385,157, which consists of the consideration of $11,800,000 and the Company assuming a deferred tax liability in the amount of $4,585,157. All ownership in the Extraction Technology (including all future enhancements, improvements, modifications, supplements, or additions to the Extraction Technology) was assigned to the Company and is currently being applied to the Company Remediation Processing Centers, which are the units that remediate material. The Extraction Technology is amortized over a 20-year life. For the years ended December 31, 2022 and 2021 the amortization expense of the technology was $819,258. Amortization expense for the years 2023 through 2027 is $819,258 in each respective year. As of December 31, 2022 and 2021 the net carrying value of the Extraction Technology is $9,899,366 and $10,718,623.

In 2019, the Company began the process of patenting the Extraction Technology and all of its developments and additions since the acquisition, and we have filed a series of patents and capitalized the costs of these patents. As of December 31, 2022 and 2021, the capitalized costs of these patents are $113,430. The patents were placed in service in 2021 and are amortized over the patents’ useful life of twenty years. For the year ended December 31, 2022 and 2021 the amortization expense of the patents was $6,672 and $5,560. Amortization expense for the years 2023 through 2027 is $5,672 in each respective year. As of December 31, 2022 and 2021 the net carrying value of the patents is $101,197 and $107,870.

The Company entered into an asset purchase agreement dated September 5, 2017, where two patents (US patent number 7282167- Method and apparatus for forming nano-particles and US patent number 9272920- System and method for ammonia synthesis) were purchased and attributed a fair market value of $4,931,380, which consists of the consideration of $3,887,982 and the Company assuming a deferred tax liability in the amount of $1,043,398. The patents grant the Company ownership of a nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, specifically for the gas phase condensation process used to create the iron catalyst. As of December 31, 2022 we continued to pursue a test facility or third party reactor for our nano catalyst technology. The Company received recent quotes for testing or building our own test facilities with new partners for this venture with estimates of cost being over $4 million. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered a net impairment loss to fully impair the patents, and the deferred tax liability related to the patents was reduced, yielding a net impairment loss of $1,622,998.

The patents were being amortized over their useful life of 10 years before the impairment was triggered. For the years ended December 31, 2022 and 2021 the amortization expense of the patents was $493,138. As of December 31, 2022 and 2021 the net carrying value of the patents was none and $2,835,544.

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
Accounts payable	$5,022,302	$1,450,531
Office access deposits	235	340
Accrued compensation	1,302,890	175,000
Unearned revenue	20,936	-
Accrued interest (various notes and loans payable	380,175	-
Accrued interest (working interest royalty programs)	1,437,711	-
Accrued tax penalties and interest	524,286	398,114
Accounts payable and accrued expenses	$8,688,535	$2,023,985

As of December 31, 2022, our accounts payable are primarily made up of trade payable for the purchase of for crude oil. Trade accounts payables in the amount of $4,000,681 is with a vendor who our CEO is a beneficiary of. $37,685 of accounts payable related to services rendered, which are not trade payables, are with a vendor who our CEO is a beneficiary of. $43,934 of accounts payable related to services rendered, which are not trade payables, are with a vendor where our Chief Financial Officer sits on the board of the directors and is an officer.

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

In March 2023, the Compensation Committee reviewed the Company’s 2022 results, including, but not limited to, the progress of the Company’s historic business and certain acquisitions completed by the Company, and approved discretionary bonuses, which have been accrued as of December 31, 2022, for the Chief Financial Officer, and an acquisition consultant, in the amounts of $505,467 (included in accrued compensation) and $421,222 (included in accounts payable), respectively.

Note 15. Stock Payable

In 2019, the Company had an outstanding payable of $11,800,000 payable in common stock to Sustainable Fuels, Inc. (“SFI”) for the Extraction Technology (See Note 13). Before the Common Stock was issued, the owner of SFI died and the matters and affairs of his estate were passed to the executor of his estate. We attempted to contact SFI and the executor of the estate multiple times to issue and send the common stock to the company or appropriate successor of the estate to no avail. In 2021, the Company was able to make contact with the new owner of SFI and we issued 20,000,000 shares of Common Stock to SFI per the terms of the agreement.

Note 16. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

	December 31,
	2022	2021
Various promissory notes and convertible notes(a)	$50,960	$50,960
Novus Capital Group LLC Note(b)	171,554	378,854
Triple T Notes(c)	342,830	353,330
National Buick GMC(d)	16,006	19,440
Various Convertible Bridge Notes(e)	-	1,075,813
Blue Ridge Bank(f)	410,200	410,200
Small Business Administration(g)	299,900	318,175
JP Morgan Chase Bank(h)	-	90,645
Jorgan Development, LLC(i)	27,977,704	-
Various variable interest promissory notes(j)	2,224,500	3,416,379
Total Notes Payable	$31,493,654	$6,113,796

Loans and notes payable, current	$885,204	$1,511,447
Loans and notes payable, current attributed to variable interest entity	1,924,500	3,416,379
Loans and notes payable, long term	$28,683,950	$1,185,970

2023	$2,809,704
2024	16,843,748
2025	11,577,052
2026	33,640
2027	17,232
Thereafter	212,278
Total	$31,493,654

(a)	From 2013 through 2018 the Company issued a series of promissory notes and convertible notes with various interest rates ranging up to 12% per annum. The convertible notes convert at the holder’s option after 1 year of issuance and may be converted into shares of common stock. The conversion price is generally equal to the specified per share conversion rate as noted in the note agreements.

(b)	In 2017, the Company acquired assets, including patents, in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775. The debt currently accrues interest at 10% per annum. In November 2021, the lender agreed to extend the maturity of the note to April 1, 2022. On April 1, 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid.

(c)	The balance of this note is due to a related party, a company owned by the 51% owner of Vivakor Middle East LLC. The loan was granted to Vivakor Middle East LLC by the majority owner for operational use. On March 10, 2021, the Company entered into a master revolving note with Triple T Trading Company LLC to set forth the relationship of the parties to retain the previous terms of the note payable to Triple T Trading Company LLC, to include a note maturity of March 10, 2023, and maximum lending amount of 1,481,482 QAR or approximately $400,000, valued at an exchange rate of approximately $0.27 per QAR on December 31, 2022. Subsequent to December 31, 2022 the parties agreed to extend the maturity date of the loan to March 10, 2024.

(d)	In May 2019, the Company purchased a vehicle for $36,432 and financed $34,932 over six years with an interest rate of 6.24% per annum. Monthly payments of $485 are required and commenced in July 2019.

(e)	In 2020 the Company entered into various convertible promissory notes as follows:

Throughout 2021 and 2020 the Company entered into convertible promissory notes with an aggregate principal of $415,000. The notes accrue interest at 10% per annum and have a maturity of the earlier of 12 months or the consummation of the Company listing its Common Stock on a senior stock exchange. The notes are convertible at the Company’s option into shares of the Company’s common stock at a price equal to 80% of the opening price of the Company’s common stock on the national exchange or the offering price paid by the investors in the financing in connection with the uplist, whichever is lower, or (ii) repaid in cash in an amount equal to the indebtedness being repaid plus a premium payment equal to 15% of the amount being repaid. If an event of default has occurred and the Company does not convert the amounts due under the Note into the Company’s common stock, then the Company will have the option to convert the outstanding indebtedness into shares of the Company’s common stock at a price equal to 80% of the weighted average trading price of the Company’s common stock, or be repaid in cash in an amount equal to all principal and interest due under the Note. All of these notes were converted to common stock as of April 5, 2022.

On October 13, 2020, the Company entered into a convertible promissory note in an amount of $280,500 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $44,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In October 2021 the parties agreed to extend the maturity of this loan to April 13, 2022 in exchange for an increase in principal owed of $30,000. This note was converted to common stock as of April 13, 2022.

On February 4, 2021, the Company entered into a convertible promissory note in an amount of $277,778 having an interest rate of 12% per annum. The note bears a 10% Original Issue Discount. The loan shall mature in 1 year and may be convertible at the lower of $12.00 or 80% of the lowest median daily traded price over ten trading days prior to conversion, but in the event of a Qualified Uplist the note may be converted at a 30% discount to market. The Company also issued 3,333 restricted shares with no registration rights in conjunction with this note, which was recorded as a debt discount in the amount of $36,000, which is amortized to interest expense over the term of the agreements using the effective interest method. On March 28, 2021 the parties amended this agreement to state that in no event shall the conversion price be lower than $3.00 per share. In February 2022 the parties agreed to extend the maturity of this loan to August 8, 2022 in exchange for an increase in principal owed of $25,000. This note was converted to common stock as of April 13, 2022.

(f)	In May 2020, the Company entered into a Paycheck Protection Program (“PPP”) loan agreement for $205,100 with Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan carries an annual interest rate of one (1) percent per annum with payment beginning in the seventh month with monthly payments required until maturity in the 18th month. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company has achieved the milestones for loan forgiveness and anticipates that this debt will be forgiven in full in 2021. On January 6, 2021 the Company was granted an extension of the PPP and granted an additional $205,100 from Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan carries an annual interest rate of one (1) percent per annum with payment beginning in the tenth month with monthly payments required until maturity in five years. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company has achieved the milestones for loan forgiveness, has applied for loan forgiveness, and anticipates that this debt will be forgiven in full.

(g)	From May through August 2020, the Company entered into two loan agreements with the Small Business Administration for an aggregate loan amount of $299,900. The loans carry an interest rate of 3.75% per annum. The loans shall mature in 30 years.

(h)	In April 2021, the Company entered into a Paycheck Protection Program loan agreement with JP Morgan Chase Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loan may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. The Company received loan forgiveness of this debt in 2022.

(i)	On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The consideration for the membership interests included secured three-year promissory notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, the Company has committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the notes, together with any and all accrued and unpaid interest thereon, will be paid on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the notes issued as consideration in the MIPA, whereby, as soon as is practicable, following and subject to the approval of the Company’s shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, the Company will issue 7,042,254 restricted shares of the Company’s common stock as a payment of $10,000,000 toward the principal of the note on a pro rata basis, reflecting a conversion price of $1.42 per share. Once the registration statement is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. For the year ended December 31, 2022, the Company paid $399,932 in principal and $872,404 in interest to Jorgan. For the year ended December 31, 2022, the Company paid $286,643 in principal and $6,111 in interest to JBAH paying this note off in full.

(j)	The balance of these various promissory notes are related to the special purchase vehicle, Viva Wealth Fund I, LLC (VWFI) of which the balance primarily related to an offering up to $25,000,000 in convertible notes in a private offering. As of December 31, 2022, VWFI has raised $11,750,000 and converted $10,425,000 of this debt to VWFI LLC units. A convertible note will automatically convert into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes will accrue interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest will be paid, at which time no further interest payments will accrue. Upon the offering termination date, all units accepted for any series of equipment will automatically convert to Vivakor common stock if the Company has not accepted subscriptions for at least $8,250,000 for Series B of the equipment. The conversion price of the automatic stock conversion will be the greater of $13.50 or a 10% discount to market per share or in the event of a public offering, 200% of the per share price of the Company common stock sold in an underwritten offering, which was closed on February 14, 2022 at $5.00 per share. The termination date of the offering has been extended until March 31, 2023 in the sole discretion of VWFI. As of April 28, 2021 VWFI has reached $6,250,000 in funding and has released the funding for construction of RPC Series A. VWFI has commenced fundraising for RPC Series B, and as of December 31, 2022, VWFI has raised approximately $5,500,000 to manufacture RPC Series B. Subsequent to December 31, 2022 an additional $1,980,000 has been raised in relation this offering, and $555,000 of this debt has been converted into units of the LLC. VWFI has also entered into various master revolving notes outside of the offering: $599,500, from a related party of VWFI, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund; $300,000, from a related party of VWFI, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund.

Note 17. Commitments and Contingencies

Finance Leases

In the business combination where we acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC), we acquired certain finance leases contracts and liabilities as described below:

On March 17, 2020, the SFD entered into two sale and leaseback transactions with Maxus Capital Group, LLC (“Maxus”). The first transaction involved the Company assigning twelve storage tanks and other equipment for consideration of $1,025,000 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $22,100. At the end of the lease term there is an option purchase the assets back from Maxus at a purchase price of $1. The second transaction involved the Company assigning the remaining property at the oil gathering facility with the exception of land, to Maxus for consideration of $1,350,861 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $18,912. At the end of the lease term, there is an option to purchase the assets back from Maxus at a purchase price of $877,519. The land, contains the oil gathering facility, is being used as collateral by the lessor for both lease obligations.

We are required to make minimum cash reserve payments of at least $24,000 ($8,945 and $15,055 for the first and second lease, respectively) each month in addition to the base lease payments. The cash reserve payments are to be used in the event of a default. At the end of the term, Maxus will return the balance of any cash reserve payments. As of December 31, 2022, the balances of the cash reserves for these leases were $369,109 (see Note 6). As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as imputed interest rate of 18% for the first and second lease obligations, which results in the carrying value of the financial liabilities equating the estimated book value of the leased assets at the end of the lease terms and the dates at which the Company may exercise its buy-back options. Future minimum lease payments for each of the next three years under the Maxus lease obligations is as follows: 2023 $492,144, 2024 $492,144, and 2025 $123,036.

On December 28, 2021, the WCCC entered into a sale and leaseback transaction with Maxus, where WCCC assigned the crude oil, natural gas liquids, condensate, and liquid hydrocarbon receipt, throughput, processing, gathering, and delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus for consideration of approximately $2,500,000 and entered into a lease agreement to lease the China Grove Station back from Maxus for 60 monthly payments of $39,313. At the end of the lease term, the Company has an option to purchase the China Grove Station back from Maxus at 35% of the original cost, or $875,000. The Company has pledged 100% of its interests in accounts receivable as collateral for the lease obligation. The Company is required to make minimum cash reserve payments of at least $16,100 each month in addition to the base lease payments until Maxus has received $471,756. The cash reserve payments are to be used in the event of default. As of December 31, 2022, the balance of the cash reserves for these leases were $144,900. As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as yielded an imputed interest rate of 18% for the lease obligation, which results in the carrying value of the financial liability equating the estimated book value of the China Grove Station at the end of the lease term and the date at which the Company may exercise its buy-back option. Future minimum lease payments for each of the next four years under the Maxus lease obligation are as follows: 2023 $471,756, 2024 $471,756, 2025 $471,756, and 2026 $471,756.

The following table reconciles the undiscounted cash flows for the finance leases as of December 31, 2022 to the finance lease liability recorded on the balance sheet:

2023	$963,900
2024	963,900
2025	594,792
2026	471,756
Total undiscounted lease payments	2,994,348
Less: Imputed interest	1,484,488
Present value of lease payments	1,509,860
Add: carrying value of lease obligation at end of lease term	1,753,000
Total finance lease obligations	$3,262,860

Finance lease liabilities, current	$963,900
Finance lease liabilities, long-term	$2,298,960

Weighted-average discount rate	18.00%
Weighted-average remaining lease term (months)	40.23

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the finance leases were entered into, the incremental borrowing rate was determined to be 18.00%.

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

On December 16, 2022, our subsidiary, VivaVentures Remediation Corp. entered into a Land Lease Agreement (the “Land Lease”) with W&P Development Corporation, under which we agreed to lease approximately 3.5 acres of land in Houston, Texas. The Land Lease is for an initial term of 126 months and may be extended for an additional 120 months at our discretion. Our monthly rent is $0 for the first three months and then at month 4 it is approximately $7,000 (based on a 50% reduction) and increases to approximately $13,000 in month 7 and then increases annually up to approximately $16,000 per month by the end of the initial term. We plan to place one or more of our RPC machines on the property, as well as store certain equipment.

The right-of-use asset for operating leases as of December 31, 2022 and 2021 was $1,880,056 and $663,291. Rent expense for the years ended December 31, 2022 and 2021 was $404,383 and $292,410.

The following table reconciles the undiscounted cash flows for the leases as of December 31, 2022 to the operating lease liability recorded on the balance sheet:

2023	$471,991
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,865,620
Total undiscounted lease payments	4,226,126
Less: Imputed interest	2,296,652
Present value of lease payments	$1,929,474

Operating lease liabilities, current	$471,991
Operating lease liabilities, long-term	$1,457,483

Weighted-average remaining lease term	209.88
Weighted-average discount rate	9.93%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the operating leases were entered into, the incremental borrowing rate was determined to be 9.93%.

Employment Agreements

On September 30, 2022, the Board of Directors of the Company received notice from Matthew Nicosia, the Company’s former Chief Executive Officer and Chairman of the Board of Directors of his resignation from such positions. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices and the resignation is considered to be without good reason. On October 28, 2022 we entered into an executive employment agreement with a new Chief Executive Officer, James Ballengee, which provides for annual compensation of $1,000,000 payable in shares of our common stock issued in four equal quarterly installments, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation”). For the first twelve months of Mr. Ballengee’s employment, we will issue him a total of 923,672 shares of our common stock, issuable 230,918 per quarter. The CEO Compensation shall be subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Employment Agreement may be terminated by either party for any or no reason, by providing a five days’ notice of termination. In June 2022, the Company entered into employment agreements with its previous Chief Executive Officer and its current Chief Financial Officer, which provided for annual base salaries of $375,000 and $350,000, respectively, and provided for incremental increases in their salaries upon the Company’s achievement of specific performance metrics. The Company is currently accruing substantial portions of executive base salaries (see Note 14). The employment agreements provided for the grant of stock options to the previous Chief Executive Officer and the current Chief Financial Officer to purchase up to 955,093 and 917,825 shares of the Company’s common stock, respectively, at an exercise price equal to 110% and 100% of the fair market value of the Company’s common stock on the date of grant. The previous Chief Executive Officer vested in 503,935 of these stock options before his resignation without good reason with the remainder of his stock options cancelled. The total stock options for the former Chief Executive Officer vest over two years of continuous employment, subject to acceleration if terminated without cause or resignations for good reason. The Chief Financial Officer’s agreement also provides that it is anticipated that the executive will receive bonuses for 2022 which will be determined by the Company’s Compensation Committee and Board of Directors after taking into account the general business performance of the Company, including any completed financings and/or acquisitions.

Note 18. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs, and which also require working interest budget payments by the Company.

The Company accounts for the terms under these contracts for the sale of future revenue under Accounting Standards Codification 470 (“ASC 470”). Accordingly, these contracts include the receipt of cash from an investor where the Company agrees to pay the investor for a defined period a specified percentage or amount of the revenue or a measure of income (for example, gross revenue) according to their contractual right, in which the Company will record the cash as debt and apply the effective interest method to calculate and accrue interest on the contracts. The terms of these agreements grant the holder a prorated 25% participation in the gross revenue of the assets as defined in the agreements for 20 years after operations commence for a purchase price of approximately $2,200,000. The Company made its first payment of $7,735 in the second quarter of 2021. The RPCs are estimated to enter scaled up operations in 2023 and make estimated payments. The Company estimates future payments based on revenue projections for the RPCs. Due to delays and limitations in achieving scaled up operations (see Note 3 Long Lived Assets) the effective interest rate of these agreements range from approximately 11% to 31% and 33% to 34% for the years ended December 31, 2022 and 2021.

In accordance with ASC 470, the Company records the proceeds from these contracts as debt because the Company has significant continuing involvement in the generation of the cash flows due to the investor (for example, active involvement in the generation of the operating revenues of the business segment), which constitutes the presence of a factor that independently creates a rebuttable presumption that debt classification is appropriate. The Company has determined its effective interest rates to be between approximately 11% and 34% based on each contract’s future revenue streams expected to be paid to the investor as of December 31, 2022. These rates represent the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest expense to be recognized each period. During the development and manufacturing of the assets the effective interest has been capitalized to the assets. As the assets enter operations or service of their intended use, the effective interest on these contracts will be recognized as interest expense (see Note 11).

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

Some holders of these participation rights also have the option to relinquish ownership and all remaining benefits of their LLC units in exchange for Common Stock in the Company. Depending on the contract, these options to convert to common stock range from between 1 and 5.5 years. The exercise period ranges from between 1 year to 5.5 years with a step-up discount to market for each year the option is not exercised with a range of between a 5% to a 25% discount to market. As of December 31, 2022 and 2021 none of these options have been exercised to convert to Common Stock. Accordingly, under Accounting Standards Codification 815 (“ASC 815”) the Company valued these options at fair value using a Monte Carlo Simulation by a third-party valuation expert, which found the fair value of the options to be nominal. Long-term debt related to these participation rights is recorded in “Long-term debt” on the consolidated balance sheet.

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

Long-term debt consists of the following:

	December 31,
	2022	2021
Principal	$2,196,233	$2,196,233
Accrued interest	1,922,621	4,205,144
Debt discount	(211,938)	(226,823)
Total long-term debt	$3,906,916	$6,174,554

Long term debt, current	$9,363	$3,256
Long term debt	$3,897,553	$6,171,298

The following table sets forth the estimated payment schedule of long-term debt as of December 31, 2022:

2023	$11,134
2024	28,361
2025	34,324
2026	40,113
2027	47,141
Thereafter	2,035,159
Total	$2,196,233

Note 19. Stockholders’ Equity

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

The Company has no issued and outstanding shares of Series A Preferred as of December 31, 2022. All of the outstanding shares of Series A Preferred Stock (66,667 shares) were converted to common stock upon the close of the Company’s public offering of the Company’s common stock on February 14, 2022. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. Holders of shares of Series A Preferred Stock will have the right to 25 votes for each share of Common Stock into which such shares of Series A Preferred Stock can then be converted (with a current conversion ratio of 10 shares of Common Stock for each outstanding share of Series A Preferred Stock) and the right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any other Preferred Stock holder in the liquidation, dissolution or winding up of our Company. As of December 31, 2022 and 2021 the liquidation preference was none and $400,000. Holders of shares of Series A Preferred Stock are not currently entitled to dividends. The Company has the right, but not the obligation, to redeem shares of Series A Preferred Stock.

The Company has no issued outstanding shares of Series B Preferred Stock as of December 31, 2022 and 2021, respectively. Shares of Series B Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($6.00) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B Preferred Stock one year after issuance. Holders of Series B Preferred Stock will have the right to one vote for each share of Common Stock into which such Series B Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A Preferred Stock, in the liquidation, dissolution or winding up of our Company. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has no issued and outstanding shares of Series B-1 Preferred Stock as of December 31, 2022 and 2021, respectively. Shares of Series B-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($7.50) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B-1 Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B-1 Preferred Stock one year after issuance. Holders of Series B-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A and Series B Preferred Stock, in the liquidation, dissolution or winding up of our Company.

The Company has not issued any Series C Preferred Stock as of December 31, 2022 and 2021, respectively. Shares of Series C Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($10.50) or a 10% discount to the market price on the conversion date). Automatic conversion of shares of Series C Preferred Stock into shares of Common Stock may occur due to certain qualified public offerings entered into or by written consent of a majority of the holders of Series C Preferred Stock or upon the four-year anniversary date of the issuance of such shares. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C Preferred Stock one year after issuance. Holders of Series C Preferred Stock will have the right to one vote for each share of Common Stock into which such Series C Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series B and B-1 Preferred Stock, in the liquidation, dissolution or winding up of our Company. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has no issued and outstanding shares of Series C-1 Preferred Stock as of December 31, 2022 and 2021, respectively. Shares of Series C-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($12.00) or a 10% discount to the market price on the conversion date). Automatic conversion of all outstanding shares of Series C-1 Preferred Stock into shares of Common Stock occurred on May 4, 2021 by written consent of a majority of the holders of Series C-1 Preferred Stock. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C-1 Preferred Stock one year after issuance. Holders of Series C-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A, Series B, Series B-1, and Series C Preferred Stock, in the liquidation, dissolution or winding up of our Company.

On February 14, 2022, we effected a 1-for-30 reverse split of our authorized and outstanding shares via the filing of a certificate of change with the Nevada Secretary of State, which was filed simultaneously with the close of the underwritten public offering of our common stock and the commencement of the trading of our common stock on the Nasdaq Capital Market, LLC. As a result of the reverse stock split, all authorized and outstanding common stock, preferred stock, and per share amounts have been adjusted to reflect the reverse stock split for all periods presented.

For the year ended December 31, 2022, all of the outstanding shares of Series A Preferred Stock (66,667 shares) were converted to common stock upon the close of the Company’s public offering of the Company’s common stock on February 14, 2022, and converted into 833,333 shares of Common Stock.

For the year ended December 31, 2021, $9,467,604 or 950,972 shares of Series B, Series B-1, and Series C-1 Preferred Stock were converted into 955,947 shares of Common Stock.

For the year ended December 31, 2021, the Company issued 5,413 Series C-1 Preferred Stock or $64,950 for a reduction in stock payables.

For the year ended December 31, 2021, the Company issued 5,626 shares of Series B-1 Preferred Stock as a $42,196 stock dividend paid to Series B Preferred Shareholders.

Common Stock

The Company is authorized to issue 41,666,667 shares of common stock. As of December 31, 2022 and 2021, there were 18,064,838 and 12,330,859 shares of our common stock issued and outstanding, respectively. Treasury stock is carried at cost.

On February 14, 2022, we closed an underwritten public offering for 1,600,000 shares of common stock, at a public offering price of $5.00 per share, for aggregate net proceeds of $6.2 million, after deducting underwriting discounts, commissions, and other offering expenses of approximately $1.8 million. We effected a 1-for-30 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State, which was filed simultaneously with the close of the underwritten public offering of our common stock and the commencement of the trading of our common stock on the Nasdaq Capital Market, LLC. As a result of the Reverse Stock Split, all authorized and outstanding common stock, preferred stock, and per share amounts have been adjusted to reflect the Reverse Stock Split for all periods presented.

On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”), whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is approximately $32.9 million, after post-closing adjustments, payable in part by the issuance of 3,009,552 shares of the Company’s common stock, amount equal to 19.99% of the number of issued and outstanding shares of the Company’s common stock immediately prior to closing. JBAH and Jorgan have entered into 18-month lock-up agreements to the 3,009,552 common shares issued for consideration (see Note 4).

For the year ended December 31, 2021, $9,467,604 or 950,972 shares of Series B, Series B-1, and Series C-1 Preferred Stock were converted into 955,947 shares of Common Stock.

For the years ended December 31, 2022 and 2021, the Company issued 272,156 and 68,611 common shares for a $1,144,992 and $495,799 reduction of liabilities.

For the years ended December 31, 2021, the Company issued 33,667 shares of Common Stock for $438,004 in services to the Company.

For the year ended December 31, 2021, the Company issued 16,667 shares for a $225,000 payment for a technology license (see Note 10).

Noncontrolling Interest

For the years ended December 31, 2022 and 2021, the Company converted $4,865,000 and $5,560,000 in Viva Wealth Fund I, LLC convertible promissory notes into 973 and 1,112 units of noncontrolling interest in Viva Wealth Fund I, LLC, and paid distributions to unit holders of $861,691 and $55,050.

Note 20. Temporary Equity

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

Accordingly, under ASC 815-40-25-10 the Company may be forced to settle these conversion features in cash, specifically since it is unknown as to what date the shareholders’ may convert their preferred stock to common stock and if there will be sufficient authorized and unissued common shares on that date. As of December 31, 2020 the Company did have sufficient authorized and unissued common shares to satisfy all preferred shareholders interest if it were converted to Common Stock, although if the stock price were to drop below $0.60 per share and the Company may be forced to settle such conversions in cash, which may consider them redeemable. Accordingly, Series B, B-1, C and C-1 preferred stock has been classified in temporary equity until later converted into common shares in 2021.

The following table shows all changes to temporary equity during for the years ended December 31, 2021.

	Convertible Preferred Stock
	Series B		Series B-1		Series C-1
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2020	216,916	$1,301,500	467,728	$3,507,981	255,290	$4,550,977
Series C-1 Issue for a reduction in stock payables	-	-	-	-	5,413	64,950
Dividend paid in Series B-1 Preferred Stock	-	-	5,626	42,196	-	-
Conversion of Series B and B-1 Preferred Stock to Common Stock	(216,916)	(1,301,500)	(473,354)	(3,550,177)	(260,703)	(4,615,927)
December 31, 2021	-	$-	-	$-	-	$-

Note 21. Share-Based Compensation & Warrants

On February 14, 2022, our 2021 Equity and Incentive Plan (the Plan) went effective. The plan was approved by our Board of Directors.

The following is a summary of the material features of the Plan, which is qualified in its entirety by reference to the actual text of the Plan.

Eligibility. The Plan provides for the grant of equity awards to the officers, employees, directors, consultants and other key persons of the Company and our subsidiaries selected from time to time by our Compensation Committee of the Board. The Compensation Committee will determine in its sole and absolute discretion the specific individuals eligible to participate in the Plan. As of April 14, 2023, we had approximately ten employees and five directors. The Company also employs consultants to supplement its operational activities.

Awards. Awards under the Plan may take the form of stock options, stock appreciation rights (“SARs”), restricted stock awards, unrestricted stock awards, restricted stock units (“RSUs”), and other share-based awards, or any combination of the foregoing (each, an “award” and collectively, “awards”).

Shares Available. Subject to the adjustment provisions discussed below under “Adjustments,” the total number of shares that may be issued under the Plan is 2,000,000.

Plan Administration. Our Compensation Committee of the Board will administer the Plan at the time we add additional independent directors. Until then the Board will administer the Plan. The Board and the Compensation Committee are to as the “Administrator.” The Administrator will be authorized to grant awards under the Plan, to interpret the provisions of the Plan and to prescribe, amend and rescind rules relating to the Plan or any award thereunder. It is anticipated that the Administrator (either generally or with respect to specific transactions) will be constituted so as to comply, as necessary or desirable, with the requirements of Section 162(m) of the Internal Revenue Code (the “Code”) and Rule 16b-3 promulgated under the Exchange Act.

Stock Options. The Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Code, and “nonqualified stock options” that do not meet such requirements. The term of each option is determined by the Compensation Committee and shall not exceed ten years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Administrator. In general, the per share exercise price for options must be at least equal to 100% of the fair market value of the underlying shares on the date of the grant, unless the option is intended to be compliant with the requirements of Section 409A of the Code. All 2,000,000 shares authorized for issuance under the Plan shall be available for issuance in respect of incentive stock options.

Stock Appreciation Rights. The Plan permits the granting of SARs. The Administrator will determine any vesting schedules and the terms and conditions of each grant. Upon the exercise of a SAR, the recipient is entitled to receive from the Company an amount in cash or shares with a fair market value equal to the appreciation in the value of the shares subject to the SAR over a specified reference price. The reference price per share of any SAR will not be less than 100% of the fair market value per share of Company Common Stock on the date of the grant of the SAR, unless the SAR is intended to be compliant with the requirements of Section 409A of the Code.

Restricted Stock Awards. The Administrator may award restricted stock under the Plan. Restricted stock gives a participant the right to receive stock subject to a risk of forfeiture based upon certain conditions. The forfeiture restrictions on the shares may be based upon performance standards, length of service and/or other criteria as the Compensation Committee may determine. Until all restrictions are satisfied, lapsed or waived, we will maintain custody over the restricted stock, but the participant will be able to vote the shares and will be entitled to all distributions paid with respect to the shares (but see below, under the heading “No Current Dividends on Unvested Awards” with respect to the treatment of dividends while the shares remain unvested). During the period in which shares are restricted, the restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered. Upon termination of employment, the participant will forfeit the restricted stock to the extent the applicable vesting requirements have not by then been met.

Unrestricted Stock Awards. The Administrator may award unrestricted stock under the Plan. Unrestricted stock may be granted in respect of past services or other valid consideration, or in lieu of cash compensation due to such grantee.

Restricted Stock Units. The Plan provides that the Administrator may grant restricted stock units (“RSUs”), which represent the right to receive shares following the satisfaction of specified conditions. The Administrator will determine any vesting schedules and the other terms of each grant of RSUs. A participant will not have the rights of a stockholder with respect to the shares subject to an RSU award prior to the actual issuance of those shares.

Performance Awards. The Plan provides that the Administrator may grant awards that are contingent upon the achievement of specified performance criteria (“Performance Awards”). Such awards may be payable in cash, shares or other property. The Administrator will determine the terms of Performance Awards, including the performance criteria, length of the applicable performance period, and the time and form of payment.

Other Share-Based Awards. The Plan provides that the Administrator may grant other awards that are payable in, valued in whole or in part by reference to, or otherwise based on or related to shares. All the terms of such other share-based awards will be determined by the Administrator.

No Payment of Dividends Until Awards Vest. Dividends or dividend equivalents payable with respect to Plan awards will be subject to the same vesting terms as the related award.

Adjustments. In the event of any corporate transaction or event such as a stock dividend, extraordinary dividend or similar distribution (whether in the form of cash, shares, other securities, or other property), reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in the Company’s capital stock, the Plan provides that the Administrator will make equitable adjustments to (i) the maximum number of shares reserved for issuance under the Plan, (ii) the number and kind of shares or other securities subject to any then outstanding awards under the Plan, (iii) the repurchase price, if any, per phare subject to each outstanding award, and (iv) the exercise price for each Share subject to any then outstanding Stock Options under the Plan, without changing the aggregate exercise price (i.e., the exercise price multiplied by the number of Stock Options) as to which such Stock Options remain exercisable.

Transferability of Awards. Restricted Stock awards, Stock Options, SARs and, prior to exercise, the shares issuable upon exercise of such Stock Option shall not be transferred other than by will, or by the laws of descent and distribution. The Administrator, however, may allow for the assignment or transfer of an award (other than incentive stock options and restricted stock awards) to a participant’s spouse, children and/or trusts, partnerships, or limited liability companies established for the benefit of the participant’s spouse and/or children, subject in each case to certain conditions on assignment or transfer.

Termination and Amendment. The Board may, at any time, amend or discontinue the Plan and the Compensation Committee may, at any time, amend or cancel any outstanding award for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect rights under any outstanding award without the consent of the holder of the Award. The Compensation Committee may exercise its discretion to reduce the exercise price of outstanding Stock Options or effect repricing through cancellation of outstanding Stock Options and by granting such holders new awards in replacement of the cancelled Stock Options. To the extent determined by the Compensation Committee to be required either by the Code to ensure that Incentive Stock Options granted under the Plan are qualified under Section 422 of the Code or otherwise, Plan amendments shall be subject to approval by the Company stockholders entitled to vote at a meeting of stockholders. The Board has the right to amend the Plan and/or the terms of any outstanding Stock Options to the extent reasonably necessary to comply with the requirements of the exemption pursuant to Rule 12h-1 of the Exchange Act.

Treatment of Awards Upon a Sale Event. In the case of and subject to the consummation of a Sale Event (as the term is defined in the Plan), the Plan and all outstanding Stock Options and SARs issued thereunder shall become one hundred percent (100%) vested upon the effective time of any such Sale Event, all unvested Restricted Stock and unvested Restricted Stock Unit Awards issued thereunder shall become one hundred percent (100%) vested, with an equitable or proportionate adjustment as to the number and kind of shares subject to such awards as such parties shall agree, and such Restricted Stock shall be repurchased from the holder thereof at the then fair market value of such shares. In the event of the termination of the Plan, each holder of Stock Options shall be permitted, within a period of time prior to the consummation of the Sale Event as specified by the Administrator, to exercise all such Stock Options or SARs which are then exercisable or will become exercisable as of the effective time of the Sale Event.

Treatment of Termination of Service Relationship. Any portion of a Stock Option or SAR that is not vested and exercisable on the date of termination of an optionee’s service relationship, a grantee’s right in all Restricted Stock Units that have not vested upon the grantee’s cessation of service relationship with the Company and any subsidiary for any reason, shall immediately expire and be null and void, unless otherwise be provided by the Administrator. Once any portion of the Stock Option becomes vested and exercisable, the optionee’s right to exercise such portion of the Stock Option or SAR in the event of a termination of the optionee’s service relationship shall continue until the earliest of: (i) the date which is: (A) 12 months following the date on which the optionee’s Service Relationship terminates due to death or Disability (or such longer period of time as determined by the Committee and set forth in the applicable Award Agreement), or (B) three months following the date on which the optionee’s Service Relationship terminates if the termination is due to any reason other than death or Disability (or such longer period of time as determined by the Committee and set forth in the applicable Award Agreement), or (ii) the expiration date set forth in the award agreement; provided that notwithstanding the foregoing, an award agreement may provide that if the optionee’s rervice Relationship is terminated for cause, the Stock Option shall terminate immediately and be null and void upon the date of the optionee’s termination and shall not thereafter be exercisable.

Tax Withholding. The Company and its subsidiaries may deduct amounts from participants to satisfy withholding tax requirements arising in connection with Plan awards. The Company’s obligation to deliver stock certificates (or evidence of book entry) to any grantee is subject to and conditioned on any such tax withholding obligations being satisfied by the grantee.

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vested in May 2022, 166,667 in employee stock options that were issued in 2020 to cliff vest at the end of five years, but were cancelled on September 1, 2022 by the parties in conjunction with the issuance of 1,872,918 employee stock options granted in June 2022 that were to vest over a period of two years, for which 451,158 of these options were cancelled with the resignation without cause in October 2022 of our prior Chief Executive Officer. For the years ended December 31, 2022 and 2021, stock-based compensation was $2,606,703 and $446,112. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vested over 1 year, and a 333,334 stock option to a consultant, which was to vest over 4 years, but was cancelled on September 1, 2022 by the parties which concluded that it was not probable that certain performance targets would be met, as agreed upon by both parties. On October 24, 2022, the Board of Directors resolved to increase their compensation including the issuance of 100,000 stock options per independent board member, exercisable at $2.50 per share, vesting immediately. Non-statutory stock-based compensation was $1,472,888 and $1,585,000 for the years ended December 31, 2022 and 2021. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired.

There were no other options granted during the years ended December 31, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2021 through December 31, 2022
Risk-free interest rate	0.24 – 4.57%
Expected dividend yield	None
Expected life of warrants	3.33-10 years
Expected volatility rate	156 - 273%

The following table summarizes all stock option activity of the Company for the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2020	650,000	$12.00	8.53

Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, December 31, 2021	650,000	$12.00	7.53

Granted	2,412,918	2.28	5.78
Exercised	(16,667)	11.10	-
Forfeited	(1,212,685)	7.05	-
Outstanding, December 31, 2022	1,833,566	$2.59	6.47

Exercisable, December 31, 2021	180,000	$12.00	7.01

Exercisable, December 31, 2022	1,526,869	$2.65	5.94

As of December 31, 2022 and 2021, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of December 31, 2022 and 2021, the Company had 80,000 and no warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, a 5-year warrant to purchase 80,000 shares of common stock at an exercise price equal $5.75. and were valued with a fair market value of $374,000. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Management uses the Black-Scholes option pricing model to determine the fair value of warrants on the date of issuance.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants on the date of issuance are as follows:

Risk-free interest rate	1.92%
Expected dividend yield	None
Expected life of warrants	5 years
Expected volatility rate	167%

Note 22. Income Tax

Benefit for income taxes is as follows:

	December 31,
	2022	2021
Current:
State	$800	$800
Total current	800	800
Deferred:
Federal	(3,082,578)	(718,868)
State	(1,354,913)	(332,139)
Total Deferred	(4,437,491)	(1,051,007)

Net provision	$(4,436,691)	$(1,050,207)

The differences between the expected income tax benefit based on the statutory Federal United States income tax rates and the Company’s effective tax rates are summarized below:

	December 31, 2022
Tax Computed At The Federal Statutory Rate	$(4,985,329)	21.00%
State Tax, Net Of Fed Tax Benefit	(1,312,478)	5.53%
Nondeductible Expenses	515,476	-2.17%
Flowthrough Entity not Subject to Tax	422,216	-1.78%
Foreign Corporation - Minority Interest	6,201	-0.03%
Other	92,854	-0.39%
Valuation Allowance	824,368	-3.47%
Benefit for income taxes	$(4,436,691)	18.69%

	December 31, 2021
Tax Computed At The Federal Statutory Rate	$(1,338,184)	21.00%
State Tax, Net Of Federal Tax Benefit	(263,892)	4.14%
Nondeductible Expenses	85,025	-1.33%
Flowthrough Entity not Subject to Tax	454,587	-7.13%
Foreign Corporation - Minority Interest	3,140	-0.05%
Valuation Allowance	9,117	-0.14%
Benefit for income taxes	$(1,050,207)	16.48%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2022
Reserves	$572,650
Fixed Assets	(1,747,971)
Leases	(3,312)
Intangibles	(2,302,728)
Net Operating Losses	4,253,740
Impairment Losses	3,117,046
Stock Options	(129,350)
Accruals	1,011,016
Other	(231,111)
Net Deferred Asset	4,539,981
Less: Valuation Allowance	(4,539,981)
Total deferred tax liability:	$-

December 31, 2021
Reserves	$336,875
Fixed Assets	(1,915,092)
Leases	16,395
Intangibles	(3,622,638)
Net Operating Losses	3,553,164
Impairment Losses	-
Stock Options	598,849
Accruals	(32,905)
Other	(393,154)
Net Deferred Liability	(1,458,506)
Less: Valuation Allowance	(3,698,393)
Total deferred tax liability:	$(5,156,899)

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

As of December 31, 2022 and 2021, the Company had estimated net operating losses for federal and state purposes of $23.7 and $14.3 million, respectively. Federal and state net operating losses will begin to expire in 2028.

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

The Company is in the process of filing back income tax returns from 2010 through the current year and subject to IRS examination for these years. The Company has booked a reserve for potential penalties associated with non-filing of certain foreign information reports related to its subsidiary in the Middle East. Penalties and interest have been reported in the general and administrative section of the statement of operations. The reserve balance at December 31, 2022 and 2021 was $517,000 and $289,000, respectively. The Company does not expect this reserve to reverse within the next 12 months, as they will apply for a penalty waiver when the tax returns are ultimately filed. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 23. Related Party Transactions

On October 24, 2022, the Board of Directors resolved to increase their compensation to (i) $50,000 per year in cash effective August 1, 2022, in equal quarterly payments, with the first such payment, in the amount of $12,500 due November 1, 2022 and, thereafter, $12,500 every February 1, May 1, August 1 and November 1, and (ii) 100,000 stock options priced at $2.50 per share, vesting immediately. In addition, the Board of Directors approved a one-time payment of $10,000 to each Mr. Trent Staggs and Mr. Al Ferrara for serving as the Chairperson of the Compensation Committee and Chairperson of the Audit Committee of the Board of Directors, respectively, payable on November 1, 2022. Al Ferrara resigned from the Audit Committee and Board of Directors on November 28, 2022. Trent Staggs resigned from the Compensation Committee and the Board of Directors on January 4, 2023. Matthew Balk resigned from the Board of Directors on January 16, 2023.

Viva Wealth Fund I, LLC (VWFI), which is managed by Wealth Space LLC, has continued its private offering of up to $25,000,000 in convertible notes for the manufacture of one or more RPC machines. As of December 31, 2022, VWFI has raised $11,750,000. As of December 31, 2022, VWFI has paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which entity shares a common executive with VWFI. As of December 31, 2022, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $599,500, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA. At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers now own approximately 16.66% of our outstanding common shares, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions.

The consideration for the membership interests included the Notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, we have committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the Notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. Subsequent to September 30, 2022, we entered into an agreement amending the Notes, whereby, as soon as is practicable, following and subject to the approval of our shareholders, and provided there are no applicable prohibitions under the rules of The Nasdaq Capital Market or other restrictions, we will issue 7,042,254 restricted shares of our common stock as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis (the “Note Payment”), reflecting a conversion price of $1.42 per share. 6,971,831 shares will be issued to Jorgan and $9,900,000 of principal owed to Jorgan will be cancelled and 70,423 shares will be issued to JBAH and $100,000 of principal owed to JBAH will be cancelled. Once a registration statement registering the shares for the Note Payment is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. As of December 31, 2022 we have accrued interest of approximately $247,914 and made cash payments of $1,565,090.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have received tank storage revenue of approximately $750,000.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have made crude oil purchases from WC Crude of $25,239,962. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. SFD sells the NGL stream at cost to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $5,890,910 as of December 31, 2022.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. Since entering into this contract on August 1, 2022, we have paid Endeavor $37,993.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which our Chief Financial Officer is also an officer, which remains in effect. For the twelve months ended December 31, 2022, LBL invoiced the Company for $340,484. On December 17, 2020 the Company granted non-statutory stock options to LBL to purchase 333,334 shares of common stock, which was cancelled on September 1, 2022 by the parties. Our Chief Financial Officer is not the beneficiary of the Company and is not permitted to participate in any discussion, including LBL’s board meetings, regarding any Company stock that LBL may own at any time.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2022 the balance owed was $342,830.

On January 20, 2021, we entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member at the time was a 7% shareholder of TBT Group, Inc.) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. We paid $25,000 and 16,667 shares of restricted common stock upon signing and $225,000 as of April 5, 2022. When the licensor delivers to us data showing that the sensor performs based on mutually defined specifications and all designs for the sensor are completed, we shall pay an additional $250,000 and 16,667 shares of restricted common stock. Upon the delivery of a mutually agreed working prototype, we will pay licensor $250,000 and 16,667 shares of restricted common stock. Upon commercialization of the product, we will pay licensor $250,000 and 33,333 shares of restricted common stock. TBT shall have the option, at its sole discretion, to convert the license to a non-exclusive license if we fail to pay $500,000 to TBT for sensor inventory per year, which will commence after the second anniversary of product commercialization. We shall share in the development costs of the sensor technology to the time of commercialization. From May 2021 through March 3, 2022, the parties amended the license agreement to extend the terms of the first milestone to March 4, 2022, of which we paid $15,000 as consideration for the extensions and $225,000 to be paid on March 4, 2022.

Note 24. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue. Subsequent to December 31, 2022, VWFI has extended the termination date of its $25M offering until March 31, 2023. VWFI has raised $1,980,000 in conjunction with the $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture RPC Series B. Subsequent to December 31, 2022, VWFI has also converted $555,000 of convertible debt into VWFI LLC units.