Form 10-Q
period 2023-06-30
Vivakor, Inc.
filed 2023-08-21
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 10, 2023, there were 18,064,838 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,431,927	$3,101,186
Cash and cash equivalents attributed to variable interest entity	206,044	81,607
Accounts receivable	3,456,451	2,615,354
Accounts receivable- related party	150,189	948,352
Prepaid expenses	125,714	31,523
Marketable securities	1,322,203	1,652,754
Inventories	49,519	47,180
Other assets	867,506	700,298
Total current assets	8,609,553	9,178,254

Other investments	4,000	4,000
Property and equipment, net	25,155,883	22,578,876
Right of use assets- operating leases	1,709,966	1,880,056
License agreements, net	1,711,738	1,772,153
Intellectual property, net	24,742,053	28,251,053
Goodwill	14,984,768	12,678,108
Total assets	$76,917,961	$76,342,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,866,327	$3,242,667
Accounts payable and accrued expenses- related parties	3,742,083	4,142,978
Accrued compensation	2,207,564	1,302,890
Operating lease liabilities, current	535,121	471,991
Finance lease liabilities, current	963,900	963,900
Loans and notes payable, current	905,848	542,374
Loans and notes payable, current- related parties	359,241	342,830
Loans and notes payable, current attributed to variable interest entity	1,970,000	1,325,000
Loans and notes payable, current attributed to variable interest entity- related parties	1,351,845	599,500
Long-term debt (working interest royalty programs), current	13,341	9,363
Total current liabilities	16,915,270	12,943,493

Operating lease liabilities, long term	1,268,790	1,457,483
Finance lease liabilities, long term	2,103,463	2,298,960
Loans and notes payable, long term	900,404	406,246
Loans and notes payable, long term- related parties	27,590,686	27,977,704
Loans and notes payable attributed to variable interest entity- related party	300,000	300,000
Long-term debt (working interest royalty programs)	4,321,212	3,897,553
Total liabilities	53,399,825	49,281,439

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 3,400,000 shares authorized, none outstanding(1)
Common stock, $0.001 par value; 41,666,667 shares authorized; 18,064,838 were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively(1)	18,065	18,065
Additional paid-in capital	74,493,672	74,026,163
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(59,549,046)	(55,169,781)
Total Vivakor, Inc. stockholders’ equity	14,942,691	18,854,447
Noncontrolling interest	8,575,445	8,206,614
Total stockholders’ equity	23,518,136	27,061,061
Total liabilities and stockholders’ equity	$76,917,961	$76,342,500

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June, 30		June, 30
	2023	2022	2023	2022
Revenues
Product revenue - third parties	$11,570,742	$-	$22,765,208	$-
Product revenue - related party	2,019,896	-	6,370,302	-
Total revenues	13,590,638	-	29,135,510	-
Cost of revenues	12,375,874	-	26,407,588	-
Gross profit	1,214,764	-	2,727,922	-
Operating expenses:
Sales and marketing	628	119,252	1,217	310,591
General and administrative	1,384,203	2,922,753	3,237,124	4,235,560
Amortization and depreciation	667,867	558,595	1,452,387	933,813
Total operating expenses	2,052,698	3,600,600	4,690,728	5,479,964
Loss from operations	(837,934)	(3,600,600)	(1,962,806)	(5,479,964)
Other income (expense):
Unrealized gain (loss) on marketable securities	165,275	(1,652,755)	(330,551)	(413,189)
Gain on disposition of asset	-	2,456	-	2,456
Interest income	-	6,083	-	12,461
Interest expense	(459,079)	(22,981)	(910,373)	(114,946)
Interest expense- related parties	(804,409)	-	(1,558,784)	-
Other income	14,116	39,934	24,116	40,084
Total other income (expense)	(1,084,097)	(1,627,263)	(2,775,592)	(473,134)
Loss before provision for income taxes	(1,922,031)	(5,227,863)	(4,738,398)	(5,953,098)
Provision for income taxes	-	-	(800)	(800)
Consolidated net loss	(1,922,031)	(5,227,863)	(4,739,198)	(5,953,898)
Less: Net loss attributable to noncontrolling interests	(77,358)	(322,546)	(359,933)	(447,698)
Net loss attributable to Vivakor, Inc.	$(1,844,673)	$(4,905,317)	$(4,379,265)	$(5,506,200)

Basic and diluted net loss per share(1)	$(0.10)	$(0.33)	$(0.24)	$(0.38)

Basic weighted average common shares outstanding(1)	18,064,838	15,038,619	18,064,838	14,388,004

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(57,704,373)	$8,345,037	$24,664,892
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(317,234)	(317,234)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	625,000	625,000
Non-qualified stock options issued with debt	-	-	-	-	467,509	-	-	-	467,509
Net loss	-	-	-	-	-	-	(1,844,673)	(77,358)	(1,922,031)
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(606,236)	(606,236)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	1,335,000	1,335,000
Non-qualified stock options issued with debt	-	-	-	-	467,509	-	-	-	467,509
Net loss	-	-	-	-	-	-	(4,379,265)	(359,933)	(4,739,198)
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2022 (unaudited)	-	$-	15,038,619	$15,039	$66,200,971	$(20,000)	$(36,332,242)	$6,671,402	$36,535,170
Stock options issued for services	-	-	-	-	427,500	-	-	-	427,500
Stock based compensation	-	-	-	-	1,229,175	-	-	-	1,229,175
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(207,939)	(207,939)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	1,105,000	1,105,000
Net loss	-	-	-	-	-	-	(4,905,317)	(322,546)	(5,227,863)
June 30, 2022 (unaudited)	-	$-	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2021(1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for a reduction of liabilities	-	-	272,156	273	1,144,719	-	-	-	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	-	-	-	-
Common Stock issued for cash	-	-	1,600,000	1,600	6,238,400	-	-	-	6,240,000
Common stock issued for fractional shares from reverse stock split	-	-	2,271	2	-	-	-	-	2
Stock options issued for services	-	-	-	-	855,000	-	-	-	855,000
Stock based compensation	-	-	-	-	1,340,703	-	-	-	1,340,703
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(343,889)	(343,889)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	3,025,000	3,025,000
Net loss	-	-	-	-	-	-	(5,506,200)	(447,698)	(5,953,898)
June 30, 2022 (unaudited)	-	$-	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net loss	$(4,739,198)	$(5,953,898)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,452,387	933,813
Forgiveness of accounts payable	(24,116)	-
Non-qualified stock options issued to third party	-	855,000
Stock-based compensation	-	1,340,703
Unrealized loss- marketable securities	330,551	413,189
Changes in operating assets and liabilities:
Accounts receivable	(42,934)	-
Prepaid expenses	(94,191)	-
Inventory	(2,339)	(30,000)
Other assets	(167,208)	(164,177)
Right of use assets- finance leases	523,878	-
Right of use assets- operating leases	153,664	58,259
Operating lease liabilities	(164,405)	(58,259)
Accounts payable and accrued expenses	(111,556)	(303,452)
Interest on notes receivable	-	(12,461)
Interest on notes payable	1,588,689	114,946
Net cash used in operating activities	(1,296,778)	(2,806,337)

INVESTING ACTIVITIES:
Proceeds from notes receivable	-	55,953
Payment on costs of patents	-	(2,456)
Proceeds from disposal of equipment	-	6,000
Purchase of equipment	(2,025,303)	(1,129,515)
Net cash used in investing activities	(2,025,303)	(1,070,018)

FINANCING ACTIVITIES:
Payment on finance lease liabilities	(195,497)	-
Payment of long-term debt	-	-
Proceeds from loans and notes payable	3,213,666	1,666,261
Proceeds from loans and notes payable- related party	771,000	302,000
Proceeds from sale of common stock	-	6,240,000
Payment of notes payable	-	(277,145)
Payment of notes payable- related party	(405,674)	-
Distributions to noncontrolling interest	(606,236)	(343,889)
Net cash provided by financing activities	2,777,259	7,587,227

Net increase (decrease) in cash and cash equivalents	(544,822)	3,710,872
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,182,793	1,493,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,637,971	$5,204,591

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$1,458,418	$223,639
Income taxes	$-	$-

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$-	$1,200,000
Common stock issued for a reduction in liabilities	$-	$1,144,992
Noncontrolling interest issued for a reduction in liabilities	$1,335,000	$3,025,000
Capitalized interest on construction in process	$589,775	$256,235
Accounts payable on purchase of equipment	$560,109	$-
Non-qualified stock options issued with debt	$467,509	$-

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2022. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. During the six months ended June 30, 2023, the Company entered into an agreement to move the Vernal RPC plant to Kuwait to service the contract with DIC for a scaled up RPC, as the Vernal plant was not producing product toward the off-take agreement, which further delayed scaled operations. The Company evaluated these events and determined that there is no trigger event, and therefore there was no impairment incurred during the six months ended June 30, 2023. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the three months ended June 30, 2023.

Revenue Recognition

In August 2022, we acquired Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, from which approximately 99% of the Company’s revenue is derived. For the six months ended June 30, 2023, our sales consist of storage services and the sale of crude oil or like products. For the six months ended June 30, 2023, disaggregated revenue by customer type was as follows: $22,694,272 in crude oil sales and $5,105,021 in product related to natural gas liquids sales.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. These contracts were entered into in the normal course of our business. Our revenue from related parties for the six months ended June 30, 2023 was $6,370,302.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 100% of the balance of accounts receivable as of June 30, 2023 and December 31, 2022.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the six months ended June 30, 2023 and 2022.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of June 30, 2023 and December 31, 2022 include the following: convertible notes payable convertible into approximately 14,560 shares of common stock, stock options granted to current or previous employees of 1,421,760 shares of common stock, stock options granted to Board members or consultants of 395,139 shares of common stock. The Company issued 1,000,000 of free standing stock options to a third party in a bundled transaction with debt during the six months ended June 30, 2023. The Company also has a warrant outstanding to purchase 80,000 shares of common stock as of June 30, 2023.

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

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2023, we had an accumulated deficit of approximately $59.5 million. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $8.3 million and $3.7 million, respectively. As of June 30, 2023 we had cash of approximately $2.6 million. In addition, we have obligations to pay approximately $15.4 million (of which approximately $13.2 million can be satisfied through the issuance of our common stock under the terms of the debt) of debt in cash within one year of the issuance of these financial statements. Our CEO has also committed to provide credit support through December 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We believe the liquid assets and CEO commitment give us adequate working capital to finance our day-to-day operations for at least twelve months through August 2024.

The Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Management cannot provide any assurance that the Company will raise additional capital if needed.

Note 3. Accounts Receivable

As of June 30, 2023 and December 31, 2022 trade accounts receivable of $150,189 and $948,352 are with a vendor of which our CEO is a beneficiary.

Note 4. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$6,868	$8,130	$14,998	$5,912	$9,086
Vehicles	36,432	29,753	6,679	36,432	26,110	10,322
Equipment	942,880	365,558	577,322	942,880	295,855	647,025
Property	17,000	-	17,000	17,000	-	17,000
Finance lease- Right of use assets	3,579,544	873,131	2,706,413	3,579,544	349,253	3,230,291

Construction in process:
Wash Plant Facilities	1,489,935	-	1,489,935	199,800	-	199,800
Cavitation device	44,603	-	44,603	44,603	-	44,603
Remediation Processing Unit 1	4,483,288	-	4,483,288	4,396,753	-	4,396,753
Remediation Processing Unit 2	7,384,250	-	7,384,250	6,285,547	-	6,285,547
Remediation Processing Unit System A	4,194,577	-	4,194,577	3,893,051	-	3,893,051
Remediation Processing Unit System B	4,243,686	-	4,243,686	3,845,398	-	3,845,398
Total fixed assets	$26,431,193	$1,275,310	$25,155,883	$23,256,006	$677,130	$22,578,876

For the six months ended June 30, 2023 and 2022 depreciation expense was $74,302 and $195,387. For the six months ended June 30, 2023 and 2022 capitalized interest to equipment from debt financing was $589,775 and $256,235. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

The operations surrounding our precious metals extraction services were temporarily suspended until 2022, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we realized an impairment loss of $6,269,998 surrounding the extraction machinery for the year ended December 31, 2022.

As of December 31, 2022 we continued to pursue a test facility or third party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, which includes our bioreactor equipment. The Company received quotes for testing or building our own test facilities with new partners for this venture. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets, including our bioreactors. The impairment loss related to our bioreactors was $1,440,000 for the year ended December 31, 2022.

There was no impairment loss during the six months ended June 30, 2023.

Note 5. Intellectual Property, Net and Goodwill

The following table sets forth the components of the Company’s intellectual property at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$15,569	$97,861	$113,430	$12,233	$101,197
Extraction Technology	16,385,157	6,895,420	9,489,737	16,385,157	6,485,791	9,899,366
Acquired crude oil contracts	19,095,420	1,858,846	17,236,574	19,095,420	844,930	18,250,490
Total Intellectual property	$35,594,007	$8,769,835	$26,824,172	$35,594,007	$7,342,954	$28,251,053

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2021	$-
Acquisition	14,984,768
June 30, 2023	$14,984,768

There were no changes in goodwill for the six months ended June 30, 2023.

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

Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill. Based on the valuation study, the fair values of goodwill and the acquired contracts were $14,984,768 and $16,788,760 on August 1, 2022.

Amortization expense for the six months ended June 30, 2023 and 2022 was $1,202,340 and $738,426.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$2,625,745	$910,002
Office access deposits	235	235
Unearned revenue	-	20,936
Accrued interest (various notes and loans payable)	133,835	349,497
Accrued interest (working interest royalty programs)	1,551,676	1,437,711
Accrued tax penalties and interest	554,836	524,286
Accounts payable and accrued expenses	$4,866,327	$3,242,667

	June 30, 2023	December 31, 2022
Accounts payable- related parties	$3,254,625	$4,112,300
Accrued interest (notes payable)- related parties	487,458	30,678
Accounts payable and accrued expenses	$3,742,083	$4,142,978
Accrued compensation	$2,207,564	$1,302,890

As of June 30, 2023 and December 31, 2022, our accounts payable are primarily made up of trade payables for the purchase of crude oil. Trade accounts payables in the amount of $2,999,734 and $4,000,681 is with a vendor who our CEO is a beneficiary of. As of June 30, 2023 and December 31, 2022, $234,478 and $37,685 of accounts payable related to services rendered, which are not trade payables, with a vendor of which our CEO is a beneficiary. $20,413 of accounts payable related to services rendered, which are not trade payables, are with a vendor where our Chief Financial Officer sits on the board of the directors and is an officer.

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

As of June 30, 2023, accrued compensation to current employees includes $725,747 due to our Chief Executive Officer, with $51,774 in accrued vacation that may be payable in cash or stock if unused, with the remainder only payable in shares of our common stock, and $744,216 due to our Chief Financial Officer, with $46,443 in accrued sick and vacation that may be payable in cash if unused, and the remainder paid in cash.

Note 7. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

	June 30, 2023	December 31, 2022
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note(a)	171,554	171,554
National Buick GMC	12,610	16,006
Blue Ridge Bank(b)	410,200	410,200
Small Business Administration	299,900	299,900
Al Dali International for Gen. Trading & Cont. Co.(c)	861,028	-
Various variable interest promissory notes(d)	1,970,000	1,325,000
Total Notes Payable	$3,776,252	$2,273,620

Loans and notes payable, current	$905,848	$542,374
Loans and notes payable, current attributed to variable interest entity	1,970,000	1,325,000
Loans and notes payable, long term	$900,404	$406,246

	June 30, 2023	December 31, 2022
Various variable interest promissory notes - related parties(d)	$1,651,845	$899,500
Jorgan Development, LLC	27,590,686	27,977,704
Triple T Notes	359,241	342,830
Total Notes Payable- related parties	$29,601,772	$29,220,034

Loans and notes payable, current- related parties	$359,241	$342,830
Loans and notes payable, current attributed to variable interest entity- related parties	1,351,845	599,500
Loans and notes payable attributed to variable interest entity- related parties	300,000	300,000
Loans and notes payable, long term- related parties	$27,590,686	$27,977,704

The following table sets forth the estimated payment schedule of long-term debt (net of debt discount) as of June 30, 2023:

2023	$4,227,693
2024	14,432,940
2025	14,451,369
2026	33,640
2027	17,232
Thereafter	215,150
Total	$33,378,024

(a)	In 2017, the Company acquired assets, including patents, in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775. The debt currently accrues interest at 10% per annum. In November 2021, the lender agreed to extend the maturity of the note to April 1, 2022. On April 1, 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid. As of the date of this report, we are currently renegotiating the terms of this debt.
(b)	In May 2020 and in January 2021, the Company entered into two Paycheck Protection Program (“PPP”) loan agreements for $205,100 each with Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. We have applied for forgiveness under the CARES Act, however we currently believe a substantial portion of the loans may not be forgiven. The Company is working with the loan service agency to obtain forgiveness and any unforgiven amounts of the loans will be repaid in cash.
(c)

On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”), in the principal amount of up to $1,950,000. As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method. We also granted DIC a security interest in our Trial Remediation Processing Center (“RPC”) that is currently on-site at the DIC facility in Kuwait. We will repay the amounts due under the note from the operations of the RPC. In order to repay the amounts due under the note, DIC will deduct $12 per ton of material we process from the amounts due to us until all amounts due under the note have been repaid.

(d)	The balance of these various promissory notes are related to the special purchase vehicle, Viva Wealth Fund I, LLC (VWFI) of which the balance primarily related to an offering up to $25,000,000 in convertible notes in a private offering, which was closed on June 30, 2023. During the six months ended June 30, 2023, an additional $1,980,000 has been raised in relation this offering, and $1,335,000 of this debt has been converted into units of the LLC. VWFI has also entered into various master revolving notes outside of the offering: an additional $765,000, was raised from a related party as of June 30, 2023, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund. For the six months ended June 30, 2023, we made a cash payment of $12,655 on the principal of the revolving note.

Note 8. Commitments and Contingencies

Finance Leases

We acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC) in a business combination in August 2022, in which we acquired certain finance leases contracts and liabilities as described below:

On March 17, 2020, the SFD entered into two sale and leaseback transactions with Maxus Capital Group, LLC (“Maxus”). The first transaction involved the Company assigning twelve storage tanks and other equipment and the second transaction involved the Company assigning the remaining property at the oil gathering facility with the exception of land, to Maxus Future minimum lease payments for each of the next three years under the Maxus lease obligations is as follows: 2023 $246,072, 2024 $492,144, and 2025 $123,036.

On December 28, 2021, the WCCC entered into a sale and leaseback transaction with Maxus, where WCCC assigned the crude oil, natural gas liquids, condensate, and liquid hydrocarbon receipt, throughput, processing, gathering, and delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus. Future minimum lease payments for each of the next four years under the Maxus lease obligation are as follows: 2023 $235,878, 2024 $471,756, 2025 $471,756, and 2026 $471,756.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. We expect Maxus to fund approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. We expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over 4 years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the fourth quarter of 2023 at which time the final amount funded and lease payments will be determined.

The following table reconciles the undiscounted cash flows for the finance leases as of June 30, 2023 to the finance lease liability recorded on the balance sheet:

2023	$481,950
2024	963,900
2025	594,792
2026	471,756
Total undiscounted lease payments	2,512,398
Less: Imputed interest	1,198,035
Present value of lease payments	1,314,363
Add: carrying value of lease obligation at end of lease term	1,753,000
Total finance lease obligations	$3,067,363

Finance lease liabilities, current	$963,900
Finance lease liabilities, long-term	$2,103,463

Weighted-average discount rate	18.00%
Weighted-average remaining lease term (months)	34.80

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

On June 26, 2023, our subsidiary VivaVentures Remediation Corp., entered into a five year RPC Equipment Lease Agreement with Viva Wealth Fund I, LLC (“VWF”), under which VivaVentures Remediation Corp. agreed to lease the Remediation Processing Center (“RPC”) owned by VWF. VWF previously raised approximately $13.7 million and used the funds to have our subsidiary, RPC Design and Manufacturing, LLC, build an RPC, which we are now leasing from VWF in exchange for 25% of the gross proceeds from the RPC’s oil extraction production services, with a minimum $400,000 annual payment beginning nine months after the RPC is fully operational as defined in the RPC Equipment Lease Agreement. We anticipate that the RPC will be fully operational in the fourth quarter of 2023 at which time the minimum annual lease payment of $400,000 and could increase to an amount equal to 25% of the gross proceeds from the RPC’s oil extraction production services.

The following table reconciles the undiscounted cash flows for the leases as of June 30, 2023 to the operating lease liability recorded on the balance sheet:

2023	$264,315
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,896,552
Total undiscounted lease payments	4,049,382
Less: Imputed interest	2,245,471
Present value of lease payments	$1,803,911

Operating lease liabilities, current	$535,121
Operating lease liabilities, long-term	$1,268,790

Weighted-average remaining lease term	211.57
Weighted-average discount rate	10.05%

Note 9. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including the issuance of 1,872,918 employee stock options granted in June 2022 that were to vest over a period of two years, for which 451,158 of these options were cancelled with the resignation without cause in October 2022 of our prior Chief Executive Officer. For the six months ended June 30, 2023 and 2022, employee stock-based compensation was none and $1,340,703. On October 24, 2022, the previous Compensation Committee resolved to increase their compensation including the issuance of 100,000 stock options per independent board member, exercisable at $2.50 per share, vesting immediately. Non-statutory or independent Board of Director stock-based compensation was none and $855,000 for the six months ended June 30, 2023 and 2022. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired. On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”). As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method.

There were no other options granted during the three months ended June 30, 2023 and 2022, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2021 through June 30, 2023
Risk-free interest rate	0.24 - 5.23%
Expected dividend yield	None
Expected life	2.1 - 10 years
Expected volatility rate	142 - 273%

The following table summarizes all stock option activity of the Company for the three months ended June 30, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2022	1,833,566	$2.59	6.47
Granted	1,000,000	1.18	2.00
Exercised	-	-	-
Forfeited	(16,667)	12.00	-
Outstanding, June 30, 2023	2,816,899	$2.03	4.58

Outstanding, December 31, 2021	650,000	$12.00	7.53
Granted	2,112,919	2.24	6.60
Exercised	(16,667)	11.1	-
Forfeited	(240,000)	5.00	-
Outstanding, June 30, 2022	2,506,252	$4.53	7.39

Exercisable, December 31, 2022	1,526,869	$2.65	5.94

Exercisable, June 30, 2023	2,526,869	$2.07	4.08

Exercisable, December 31, 2021	180,000	$12.00	7.01

Exercisable, June 30, 2022	890,168	$4.74	7.48

As of June 30, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of June 30, 2023 and 2022, the Company had 80,000 warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, a 5-year warrant to purchase 80,000 shares of common stock at an exercise price equal $5.75 and were valued with a fair market value of $374,000. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Note 10. Income Tax

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

The Company recorded a provision for income taxes of $800 for the six months ended June 30, 2023 and 2022, respectively. The Company is projecting a 0.01% effective tax rate for the year ending December 31, 2023, which is primarily the result of projected provision from book loss incurred for the year offset by additional valuation allowance on the net operating losses. The Company’s effective tax rate for 2022 was 18.69% which was the result of the benefit of book income for the year.

As of December 31, 2022, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $23.7 million. Federal NOL carryforwards begin to expire in 2028.

Note 11. Related Party Transactions

As of June 30, 2023, VWFI has paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which entity shares a common executive with VWFI. As of June 30, 2023, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $1,351,845, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund. For the six months ended June 30, 2023, we made cash payments of $50,000 on the Van Tran Family LP revolving note.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). As of June 30, 2023 we have accrued interest of approximately $452,283 and for the six months ended June 30, 2023, we made cash payments of $1,705,590 on the Notes.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the six months ended June 30, 2023 we have received tank storage revenue related to this contract of approximately $900,000.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the six months ended June 30, 2023, we have made crude oil purchases from WC Crude of $15,931,252. In addition, SFD renewed a sales agreement in April 2023 with WC Crude to sell a natural gas liquid product to WC Crude. For the three months ended March 2023, SFD sold the NGL stream at cost to WC Crude. On April 1, 2023 sold the NGL stream at a profit to WC Crude. We produced and sold natural gas liquids and crude oil to WC Crude in the amount of $6,428,026 for the six months ended June 30, 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee (the Company’s CEO), with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the six months ended June 30, 2023, Endeavor rendered services in the amount of $156,845.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of June 30, 2023 the balance owed was $359,241. In March 2023 the parties agreed to extend the maturity date of the loan to March 10, 2024.

Note 12. Subsequent Events

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

Recent Developments

DIC Note

In conjunction with our Services Agreement we signed with DIC on December 14, 2021, on June 20, 2023, we issued a 15% secured promissory note (the “Note”) due as described below, to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”), in the principal amount of up to $1,950,000 (the “Principal Amount”). We are using the proceeds of the Note to relocate, refurbish, and fully install our RPC to DIC’s location in Kuwait. The installation of this RPC in Kuwait will allow us to perform under the Services Agreement.

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

Results of Operations for the Three and Six Months ended June 30, 2023 and 2022

Revenue

For the three months ended June 30, 2023 and 2022 we realized revenues of $13,590,638 and none, respectively, representing an increase of $13,590,638 or 100%. For the six months ended June 30, 2023 and 2022 we realized revenues of $29,135,510 and none, respectively, representing an increase of $29,135,510 or 100%. The increase in revenue is primarily attributed to our oil and natural gas liquid sales which have been realized through the operations from SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Cost of Revenue

For the six months ended June 30, 2023, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination which closed on August 1, 2022.

For the three months ended June 30, 2023 and 2022 costs of revenue were $12,375,874 and none, respectively, representing an increase of $12,375,874 or 100%. For the six months ended June 30, 2023 and 2022 costs of revenue were $26,407,588 and none, respectively, representing an increase of $26,407,588 or 100%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our oil and natural gas liquid products realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Gross Profit and Gross Margin

For the three months ended June 30, 2023 and 2022 we realized gross profit of $1,214,764 and none, respectively, representing an increase of $1,214,764 or 100%. For the six months ended June 30, 2023 and 2022 we realized gross profit of $2,727,922 and none, respectively, representing an increase of $2,727,922 or 100%. For the six months ended June 30, 2023, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended June 30, 2023 and 2022, we realized operating expenses of $2,052,698 and $3,600,600, which represents an decrease of $1,547,902, or 42.99%. For the six months ended June 30, 2023 and 2022, we realized operating expenses of $4,690,728 and $5,479,964, which represents an decrease of $789,236, or 14.40%. The decrease in operating expenses is attributed to the net effect of the following:

For the six months ended June 30, 2023 and 2022, we realized amortization and depreciation expense of $1,452,387 and $933,813, which represents an increase of $518,574 or 55.53%. The increase in amortization and depreciation expense is primarily attributed to the amortization of our newly acquired contracts and depreciation from our newly acquired property, plant and equipment held by SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

For the six months ended June 30, 2023 and 2022, we realized an aggregate decrease in sales and marketing expense and general and administrative expense of $1,307,810 or 28.77% due to the net effect of a decline in stock compensation expense in 2023 and an increase of payroll expense. In 2022 stock options were issued related to the executive employment agreements entered into in June 2022 after the Company’ successful underwritten public offering of gross proceeds of $8.0 million and uplist to Nasdaq in February 2022. For the six months ended June 30, 2023 and 2022, we realized employee stock option expense of none and $1,340,703, which represents a decrease of $1,340,703, or 100% decrease. New management and board of director compensation agreements were entered into in June 2022, October 2022, and January 2023. New compensation agreements were entered into as a result of previous executive management being significantly undercompensated prior to the underwritten public offering and uplist to Nasdaq in 2022. In order to retain management and the board of directors for the two then executives. In October 2022 our previous CEO resigned, and we entered into an employment agreement with our current CEO, where the CEO salary increased from $375,000 to $1,000,000 annually, but it is only payable in common stock of the Company. In March 2023, the Compensation Committee also increased the compensation for new independent directors.

Interest expense

For the three months ended June 30, 2023 and 2022, we realized interest expense of $1,263,488 and $22,981, which represents an increase of $1,240,507, or 5,397.97%. For the six months ended June 30, 2023 and 2022, we realized interest expense of $2,469,157 and $114,946, which represents an increase of $2,354,211, or 2,048.10%. The increase in interest expense is mainly attributable the $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. The notes accrue interest of prime plus 3% on the outstanding balance of the notes.

Unrealized loss on marketable securities

For the three months ended June 30, 2023 and 2022, we reported an unrealized gain (loss) of $165,275 and ($1,652,755), which represents an increase of $1,818,030, or 110.00%. For the six months ended June 30, 2023 and 2022, we reported an unrealized loss of $330,551 and $413,189, which represents a decrease of $82,638, or 20.00%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022 as presented below:

	June 30,
	2023	2022
Net cash used in operating activities	$(1,296,778)	$(2,808,793)
Net cash used in investing activities	(2,025,303)	(1,067,562)
Net cash provided by financing activities	2,777,259	7,587,227

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of June 30, 2023 and December 31, 2022, we had an accumulated deficit of approximately $59.5 million and $55.2 million. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $8.3 million and $3.77 million, respectively.

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $2,637,971 and $3,182,793, with $206,044 and $81,607 attributed to variable interest entities, respectively.

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

For the six months ended June 30, 2023 and 2022, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $4,739,198 and $5,953,898, and our depreciation and amortization of $1,452,387 and $933,813. For the six months ended June 30, 2023 and 2022, non-qualified stock option expense for services of none and $855,000, and stock-based compensation employees of none and $1,340,773 in lieu of using cash. We also realized interest expense on loans and notes payable of $2,469,157 and $114,946, and an unrealized loss of $330,551 and $413,189 on marketable securities as described above.

For the six months ended June 30, 2023 and 2022, our net cash used in investing activities was mainly attributed to our purchase of equipment of $2,025,303 and $1,129,515 related to the manufacturing of our RPCs and wash plant facilities.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the six months ended June 30, 2023 and 2022, and we received proceeds of $3,984,667 and $1,968,261 related to the issuance of notes and other loans. We also received proceeds of $6,240,000 from our February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. For the six months ended June 30, 2023 and 2022, we paid down notes payable by $405,674 and $277,145 and made distributions to Viva Wealth Fund I, LLC unit holders of $606,236 and $343,889.

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2023, we had an accumulated deficit of approximately $59.5 million. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $8.3 million and $3.7 million, respectively. As of June 30, 2023 we had cash of approximately $2.6 million. In addition, we have obligations to pay approximately $15.4 million (of which approximately $13.2 million can be satisfied through the issuance of our common stock under the terms of the debt) of debt in cash within one year of the issuance of these financial statements. Our CEO has also committed to provide credit support through December 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We believe the liquid assets and CEO commitment give it adequate working capital to finance our day-to-day operations for at least twelve months through August 2024.

Capitalized interest on construction in process was $589,775 and $256,235 for the six months ended June 30, 2023 and 2022. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1 million in connection with our construction of our wash plant facilities; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

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

Contractual Obligations

Our contractual obligations as of June 30, 2023 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of June 30, 2023 are as follows:

2023	$481,950
2024	963,900
2025	594,792
2026	471,756
Total	$2,512,398

Our contractual obligations as of June 30, 2023 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of June 30, 2023 are as follows:

2023	$264,315
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,896,552
Total	$4,049,382

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of June 30, 2023, we have continued to hire additional external accounting staff, whom are consultants with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We believe that these additions may provide for the remediation of these material weaknesses in 2023.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are in the process of moving an RPC from Vernal, Utah to Kuwait. If we are unable to complete this move or unable to properly refurbish the RPC to operate in Kuwait we could incur substantial losses.

In connection with our Services Agreement with Al Dali International for Gen. Trading & Cont. Co. (“DIC”), we are in the process of relocating, refurbishing, and installing an RPC from Vernal, Utah to DIC’s location in Kuwait. The installation of this RPC in Kuwait will allow us to perform our obligations under the Services Agreement. In the event we are unable to successfully transfer the RPC to Kuwait and/or refurbish the RPC to operate in Kuwait we could incur substantial losses related to our loan with DIC and in potentially moving the RPC to another location.

We are building a new facility near Houston, Texas to place an RPC and perform wash plant services. If we are not successful in installing our RPC and/or building out the wash plant facility we could incur substantial losses.

Under our agreement with Maxus Capital Group, LLC (“Maxus”), we are building out a facility on land we lease near Houston, Texas and are obligated to pay Maxus approximately $58,000 per month for four years In the event we are not able to place on RPC at the facility and/or are unable to build out the facility to perform wash plant services, we could default on our obligation to Maxus, which could cause us substantial losses

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
4.1	Promissory Note with Al Dali International for Gen. Trading & Cont. Co. dated June 20, 2023	8-K	6/23/23	4.1
4.2	Stock Option Agreement with Al Dali International for Gen. Trading & Cont. Co. dated June 20, 2023	8-K	6/23/23	4.2
4.3	Form of Convertible Promissory Note with Third Party Investor dated July 6, 2023	10-Q	7/28/23	4.3
10.1	Executive Employment Agreement with Leslie D. Patterson	10-Q	7/28/23	10.1
10.2	Consulting Agreement with Matthew Nicosia	10-Q	7/28/23	10.2
10.3	Consulting Agreement with Trent Staggs	10-Q	7/28/23	10.3
10.4	Equipment Lease Agreement with Viva Wealth Fund, LLC dated June 26, 2023	10-Q	7/28/23	10.4
10.5	Schedule No. 2 to Master Agreement between Maxus Capital Group, LLC and White Claw Colorado City, LLC dated May 23, 2023	10-Q	7/28/23	10.5
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	August 18, 2023

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 18, 2023