Form 10-Q
period 2023-09-30
Vivakor, Inc.
filed 2023-11-20
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-41286

VIVAKOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5220 Spring Valley Road, Suite LL20 Dallas, TX	75242
(Address of Principal Executive Offices)	(Zip Code)

(949) 281-2606

(Registrant’s telephone number, including area code)

4101 North Thanksgiving Way, Lehi UT 84043

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

As of November 13, 2023, there were 26,220,508 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,018,039	$3,101,186
Cash and cash equivalents attributed to variable interest entity	181,058	81,607
Accounts receivable	3,831,930	2,615,354
Accounts receivable- related party	174,083	948,352
Prepaid expenses	67,345	31,523
Marketable securities	661,102	1,652,754
Inventories	63,680	47,180
Other assets	1,049,241	700,298
Total current assets	7,046,478	9,178,254

Other investments	4,000	4,000
Property and equipment, net	26,691,972	22,578,876
Right of use assets- operating leases	1,622,770	1,880,056
License agreements, net	1,675,406	1,772,153
Intellectual property, net	24,089,856	28,251,053
Goodwill	14,984,768	12,678,108
Total assets	$76,115,250	$76,342,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,093,010	$3,242,667
Accounts payable and accrued expenses- related parties	3,799,730	4,142,978
Accrued compensation	1,246,579	1,302,890
Operating lease liabilities, current	535,960	471,991
Finance lease liabilities, current	963,900	963,900
Loans and notes payable, current	529,366	542,374
Loans and notes payable, current- related parties	12,554,172	342,830
Loans and notes payable, current attributed to variable interest entity	-	1,325,000
Loans and notes payable, current attributed to variable interest entity- related parties	300,000	599,500
Long-term debt (working interest royalty programs), current	7,902	9,363
Total current liabilities	26,030,619	12,943,493

Operating lease liabilities, long term	1,181,389	1,457,483
Finance lease liabilities, long term	1,998,967	2,298,960
Loans and notes payable, long term	1,867,721	406,246
Loans and notes payable, long term- related parties	15,330,729	27,977,704
Loans and notes payable attributed to variable interest entity- related party	1,351,845	300,000
Long-term debt (working interest royalty programs)	4,451,587	3,897,553
Total liabilities	52,212,857	49,281,439

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; 3,400,000 shares authorized, none outstanding
Common stock, $0.001 par value; 41,666,667 shares authorized; 18,219,582 and 18,064,838 were issued and outstanding as September 30, 2023 and December 31, 2022, respectively	18,220	18,065
Additional paid-in capital	75,973,993	74,026,163
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(62,066,420)	(55,169,781)
Total Vivakor, Inc. stockholders’ equity	13,905,793	18,854,447
Noncontrolling interest	9,996,600	8,206,614
Total stockholders’ equity	23,902,393	27,061,061
Total liabilities and stockholders’ equity	$76,115,250	$76,342,500

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product revenue - third parties	$12,849,613	$8,882,105	$35,614,821	$8,882,105
Product revenue - related party	3,463,793	2,883,870	9,834,095	2,883,870
Total revenues	16,313,406	11,765,975	45,448,916	11,765,975
Cost of revenues	14,766,494	10,553,375	41,174,082	10,553,375
Gross profit	1,546,912	1,212,600	4,274,834	1,212,600
Operating expenses:
Sales and marketing	1,240	50,174	2,457	360,765
General and administrative	1,473,728	2,373,615	4,710,852	6,609,175
Amortization and depreciation	817,058	1,119,737	2,269,445	2,053,550
Total operating expenses	2,292,026	3,543,526	6,982,754	9,023,490
Loss from operations	(745,114)	(2,330,926)	(2,707,920)	(7,810,890)
Other income (expense):
Unrealized gain (loss) on marketable securities	(661,101)	1,074,290	(991,652)	661,101
Gain on disposition of asset	-	-	-	2,456
Interest income	-	5,782	-	18,243
Interest expense	(516,357)	(85,924)	(1,426,730)	(191,765)
Interest expense- related parties	(828,739)	(426,293)	(2,387,523)	(435,398)
Other income	99,420	50	123,536	40,134
Total other income (expense)	(1,906,777)	567,905	(4,682,369)	94,771
Loss before provision for income taxes	(2,651,891)	(1,763,021)	(7,390,289)	(7,716,119)
Provision for income taxes	-	-	(800)	(800)
Consolidated net loss	(2,651,891)	(1,763,021)	(7,391,089)	(7,716,919)
Less: Net loss attributable to noncontrolling interests	(134,517)	(183,008)	(494,450)	(630,706)
Net loss attributable to Vivakor, Inc.	$(2,517,374)	$(1,580,013)	$(6,896,639)	$(7,086,213)

Basic and diluted net loss per share	$(0.14)	$(0.09)	$(0.38)	$(0.46)

Basic weighted average common shares outstanding	18,120,344	17,047,489	18,083,543	15,284,240

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136
Issuance of common stock for a reduction of liabilities	-	-	154,744	155	219,845	-	-	-	220,000
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(414,328)	(414,328)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	1,970,000	1,970,000
Stock based compensation	-	-	-	-	1,260,476	-	-	-	1,260,476
Net loss	-	-	-	-	-	-	(2,517,374)	(134,517)	(2,651,891)
September 30, 2023 (unaudited)	-	$-	18,219,582	$18,220	$75,973,993	$(20,000)	$(62,066,420)	$9,996,600	$23,902,393

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Issuance of common stock for a reduction of liabilities	-	-	154,744	155	219,845	-	-	-	220,000
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,020,564)	(1,020,564)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	3,305,000	3,305,000
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Stock based compensation	-	-	-	-	1,260,476	-	-	-	1,260,476
Net loss	-	-	-	-	-	-	(6,896,639)	(494,450)	(7,391,089)
September 30, 2023 (unaudited)	-	$-	18,219,582	$18,220	$75,973,993	$(20,000)	$(62,066,420)	$9,996,600	$23,902,393

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2022 (unaudited)	-	$-	15,038,619	$15,039	$67,857,646	$(20,000)	$(41,237,559)	$7,245,917	$33,861,043
Common Stock issued for stock awards	0	0	16,667	16	(16)	-	-	-	-
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	0	0	3,009,552	3,010	4,284,645	-	-	-	4,287,655
Stock options issued for services	-	-	-	-	317,500	-	-	-	317,500
Stock based compensation	-	-	-	-	844,912	-	-	-	844,912
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(249,198)	(249,198)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	375,000	375,000
Net loss	-	-	-	-	-	-	(1,580,013)	(183,008)	(1,763,021)
September 30, 2022 (unaudited)	-	$-	18,064,838	$18,065	$73,304,687	$(20,000)	$(42,817,572)	$7,188,711	$37,673,891

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2021(1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for stock awards	-	-	16,667	16	(16)	-	-	-	-
Common Stock issued for a reduction of liabilities	-	-	272,156	273	1,144,719	-	-	-	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	-	-	-	-
Common Stock issued for cash	-	-	1,600,000	1,600	6,238,400	-	-	-	6,240,000
Common stock issued for fractional shares from reverse stock split	-	-	2,271	2	-	-	-	-	2
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	-	-	3,009,552	3,010	4,284,645	-	-	-	4,287,655
Stock options issued for services	-	-	-	-	1,172,500	-	-	-	1,172,500
Stock based compensation	-	-	-	-	2,185,615	-	-	-	2,185,615
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(593,087)	(593,087)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	3,400,000	3,400,000
Net loss	-	-	-	-	-	-	(7,086,213)	(630,706)	(7,716,919)
September 30, 2022 (unaudited)	-	$-	18,064,838	$18,065	$73,304,687	$(20,000)	$(42,817,572)	$7,188,711	$37,673,891

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net loss	$(7,391,089)	$(7,716,919)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,269,445	2,053,550
Forgiveness of liabilties	(40,584)	-
Common stock options issued for services	-	1,172,500
Stock-based compensation	1,260,476	2,185,615
Unrealized (gain)/loss- marketable securities	991,652	(661,101)
Gain on disposal of asset	-	(2,456)
Changes in operating assets and liabilities:
Accounts receivable	(442,307)	652,851
Prepaid expenses	(35,822)	23,960
Inventory	(16,500)	147,719
Other assets	(348,943)	(164,919)
Right of use assets- finance leases	785,817	-
Right of use assets- operating leases	257,286	15,090
Operating lease liabilities	(257,286)	(16,177)
Accounts payable and accrued expenses	(929,360)	(1,751,613)
Interest on notes receivable	-	(18,243)
Interest on notes payable	3,058,522	627,163
Net cash used in operating activities	(838,693)	(3,452,980)

INVESTING ACTIVITIES:
Proceeds from notes receivable	-	55,952
Acquisition of assets	-	96,466
Proceeds from disposal of equipment	-	6,000
Purchase of equipment	(3,841,589)	(1,807,140)
Net cash used in investing activities	(3,841,589)	(1,648,722)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(299,993)	(160,650)
Proceeds from loans and notes payable	3,723,458	3,177,622
Proceeds from loans and notes payable- related party	776,500	-
Proceeds from sale of common stock	-	6,240,000
Payment of notes payable	-	(534,111)
Payment of notes payable- related party	(482,815)	-
Distributions to noncontrolling interest	(1,020,564)	(593,087)
Net cash provided by financing activities	2,696,586	8,129,774

Net increase (decrease) in cash and cash equivalents	(1,983,696)	3,028,072
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,182,793	1,493,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,199,097	$4,521,791

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$2,485,211	$480,605
Income taxes	$-	$-

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$-	$1,200,000
Common stock issued for a reduction in liabilities	$220,000	$1,144,992
Accounts payable on purchase of equipment	$432,857	$586,717
Noncontrolling interest issued for a reduction in liabilities	$3,305,000	$3,400,000
Capitalized interest on construction in process	$735,919	$499,537
Common stock issued in the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	$-	$4,287,655
Non-qualified stock options issued with debt	$467,509	$-

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2022. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. During the nine months ended September 30, 2023, the Company entered into an agreement to move the Vernal RPC plant to Kuwait to service the contract with DIC for a scaled up RPC, as the Vernal plant was not producing product toward the off-take agreement, which further delayed scaled operations. The Company evaluated these events, and determined that there was no trigger event, and therefore there was no impairment incurred during the nine months ended September 30, 2023. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the nine months ended September 30, 2023.

Revenue Recognition

In August 2022, we acquired Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, from which approximately 99% of the Company’s revenue is derived. For the nine months ended September 30, 2023, our sales consist of storage services and the sale of crude oil or like products. For the nine months ended September 30, 2023, disaggregated revenue by customer type was as follows: $35,564,821 in crude oil sales and $8,118,549 in product related to natural gas liquids sales.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. These contracts were entered into in the normal course of our business. Our revenue from related parties for the nine months ended September 30, 2023 and 2022 was $9,834,095 and $2,883,870.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 97% of the balance of accounts receivable as of September 30, 2023 and December 31, 2022.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the nine months ended September 30, 2023 and 2022.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments as of September 30, 2023 and December 31, 2022 include the following: convertible notes payable convertible into approximately 214,560 and 14,560 shares of common stock, stock options and unissued stock awards granted to current or previous employees of 2,590,968 and 1,421,760 shares of common stock, stock options and unissued awards granted to Board members or consultants of 680,274 and 395,139 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during the nine months ended September 30, 2023 (see Note 9). The Company also has a warrant outstanding to purchase 80,000 shares of common stock as of September 30, 2023.

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

Note 2. Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2023, we had an accumulated deficit of approximately $62.1 million. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $19 million and $3.7 million, respectively. Subsequent to September 30, 2023, $10 million of the working capital deficit was paid with an issuance of common stock for a reduction in noted payable to a related party, of which our CEO is a beneficiary (see Note 12). As of September 30, 2023, we had cash of approximately $1.2 million, and we had obligations to pay approximately $14.4 million (of which approximately $10 million was satisfied through the issuance of our common stock under the terms of the debt subsequent to September 30, 2023 (see Note 12)) of debt in cash within one year of the issuance of these financial statements. Our CEO has also committed to provide credit support through December 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We believe the liquid assets and CEO commitment give us adequate working capital to finance our day-to-day operations for at least twelve months through November 2024.

The Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Management cannot provide any assurance that the Company will raise additional capital if needed.

Note 3. Accounts Receivable

As of September 30, 2023 and December 31, 2022, accounts receivable with related parties was $174,083 and $948,352 and is made up of the following:

As of September 30, 2023 and December 31, 2022, trade accounts receivable of $112,083 and $948,352 are with a vendor of which our CEO is a beneficiary. In 2023 we began subleasing office space to a tenant where the officers of WealthSpace, LLC, Fund Manager of Viva Wealth Fund I, LLC, also manage the tenant of our sublease. The tenant owes rent of $62,000 to the Company as of September 30, 2023.

Note 4. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$7,345	$7,653	$14,998	$5,912	$9,086
Vehicles	36,432	31,575	4,857	36,432	26,110	10,322
Equipment	942,880	400,409	542,471	942,880	295,855	647,025
Property	17,000	-	17,000	17,000	-	17,000
Finance lease- Right of use assets	3,579,544	1,135,070	2,444,474	3,579,544	349,253	3,230,291

Construction in process:
Wash Plant Facilities	2,337,477	-	2,337,477	199,800	-	199,800
Cavitation device	72,201	-	72,201	44,603	-	44,603
Remediation Processing Unit 1	4,483,971	-	4,483,971	4,396,753	-	4,396,753
Remediation Processing Unit 2	8,285,744	-	8,285,744	6,285,547	-	6,285,547
Remediation Processing Unit System A	4,209,947	-	4,209,947	3,893,051	-	3,893,051
Remediation Processing Unit System B	4,286,177	-	4,286,177	3,845,398	-	3,845,398
Total fixed assets	$28,266,371	$1,574,399	$26,691,972	$23,256,006	$677,130	$22,578,876

For the nine months ended September 30, 2023 and 2022 depreciation expense was $111,452 and $500,352. For the nine months ended September 30, 2023 and 2022 capitalized interest to equipment from debt financing was $735,919 and $499,537. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

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

There was no impairment loss during the nine months ended September 30, 2023.

Note 5. Intellectual Property, Net and Goodwill

The following table sets forth the components of the Company’s intellectual property at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$17,237	$96,193	$113,430	$12,233	$101,197
Extraction Technology	16,385,157	7,100,235	9,284,922	16,385,157	6,485,791	9,899,366
Acquired crude oil contracts	16,788,760	2,080,019	14,708,741	19,095,420	844,930	18,250,490
Total Intellectual property	$33,287,347	$9,197,491	$24,089,856	$35,594,007	$7,342,954	$28,251,053

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2021	$-
Acquisition	14,984,768
September 30, 2023	$14,984,768

There were no changes in goodwill for the nine months ended September 30, 2023.

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

Amortization expense for the nine months ended September 30, 2023 and 2022 was $2,157,993 and $1,553,198.

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$3,749,916	$910,002
Office access deposits	-	235
Unearned revenue	-	20,936
Accrued interest (various notes and loans payable)	241,585	349,497
Accrued interest (working interest royalty programs)	1,546,673	1,437,711
Accrued tax penalties and interest	554,836	524,286
Accounts payable and accrued expenses	$6,093,010	$3,242,667

	September 30,	December 31,
	2023	2022
Accounts payable- related parties	$3,507,834	$4,112,300
Accrued interest (notes payable)- related parties	291,896	30,678
Accounts payable and accrued expenses	$3,799,730	$4,142,978
Accrued compensation	$1,246,579	$1,302,890

As of September 30, 2023 and December 31, 2022, our accounts payable are primarily made up of trade payables for the purchase of crude oil. As of September 30, 2023 and December 31, 2022, trade accounts payables in the amount of $2,842,979 and $4,000,681 is with a vendor who our CEO is a beneficiary of. As of September 30, 2023 and December 31, 2022, $250,526 and $37,685 of accounts payable is related to services rendered, which are not trade payables, with a vendor of which our CEO is a beneficiary.

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

As of September 30, 2023, accrued compensation to current employees includes $71,005 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $720,145 due to our Chief Financial Officer, with $54,183 in accrued sick and vacation pay that may be payable in cash if unused, and the remainder paid in cash.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. We expect Maxus to fund approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease (see Note 8) for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. During the construction phase of this agreement, the Company controls the asset with construction costs funded by Maxus recorded as a liability. As of September 30, 2023 the Company has recorded a $1,564,771 liability in accounts payable related to the construction related to this agreement that has been funded by Maxus.

In July 2023, the Fund Manager, WealthSpace, LLC, of Viva Wealth Fund I, LLC (VWF), paid distributions to LLC unit holders in the amount of $414,329. The Company recorded this payment in behalf of VWF in accounts payable as of September 30, 2023. Subsequent to September 30, 2023, the $414,329 payable to WealthSpace, LLC was reimbursed by VWF and the payable was eliminated.

Note 7. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

	September 30,	December 31,
	2023	2022
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note (a)	171,554	171,554
National Buick GMC	15,786	16,006
Blue Ridge Bank	410,200	410,200
Small Business Administration	299,900	299,900
Al Dali International for Gen. Trading & Cont. Co.(b)	948,687	-
RSF, LLC (c)	500,000	-
Various variable interest promissory notes (d)	-	1,325,000
Total Notes Payable	$2,397,087	$2,273,620

Loans and notes payable, current	$529,366	$542,374
Loans and notes payable, current attributed to variable interest entity	-	1,325,000
Loans and notes payable, long term	$1,867,721	$406,246

	September 30,	December 31,
	2023	2022
Various variable interest promissory notes- related parties (c)	$1,651,845	$899,500
Jorgan Development, LLC	27,519,044	27,977,704
Triple T Notes	365,857	342,830
Total Notes Payable- related parties	$29,536,746	$29,220,034

Loans and notes payable, current- related parties	$12,554,172	$342,830
Loans and notes payable, current attributed to variable interest entity- related parties	300,000	599,500
Loans and notes payable attributed to variable interest entity- related parties	1,351,845	300,000
Loans and notes payable, long term- related parties	$15,330,729	$27,977,704

The following table sets forth the estimated payment schedule of long-term debt (net of debt discount) as of September 30, 2023:

2023	$529,366
2024	13,872,226
2025	17,260,449
2026	33,640
2027	17,232
Thereafter	220,920
Total	$31,933,833

(a)	In 2017, the Company acquired assets, including patents, in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt in the amount of $334,775. The debt currently accrues interest at 10% per annum. In November 2021, the lender agreed to extend the maturity of the note to April 1, 2022. On April 1, 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid. As of the date of this report, we are currently renegotiating the terms of this debt.
(b)	On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”), in the principal amount of up to $1,950,000. As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method. We also granted DIC a security interest in our Trial Remediation Processing Center (“RPC”) that is currently on-site at the DIC facility in Kuwait. We will repay the amounts due under the note from the operations of the RPC. In order to repay the amounts due under the note, DIC will deduct $12 per ton of material we process from the amounts due to us until all amounts due under the note have been repaid.
(c)	On July 25, 2023, RSF, LLC loaned the Company $500,000 under the terms of a 10% Convertible Promissory Note. Under the terms of the note, interest accrues at 10% per annum, and matures two years from the date of issuance. The note is convertible into shares of our common stock at $2.50 per share, unless such conversion would cause the investor to own more than 4.9% of our outstanding common stock.
(d)	The balance of these various promissory notes are related to the special purchase vehicle, Viva Wealth Fund I, LLC (VWFI) of which the balance primarily related to an offering up to $25,000,000 in convertible notes in a private offering, which was closed on March 31, 2023. During the nine months ended September 30, 2023, an additional $1,980,000 has been raised in relation this offering, and $3,305,000 of this debt has been converted into units of the LLC. VWFI has also entered into various master revolving notes outside of the offering: an additional $765,000, was raised from a related party as of September 30, 2023, which accrues 6% interest per annum, has a maturity date of October 11, 2024, where no payments are made prior to the maturity date unless at the option of the fund. For the nine months ended September 30, 2023, we made a cash payment of $12,655 on the principal of the revolving note.

Note 8. Commitments and Contingencies

Finance Leases

We acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC) in a business combination in August 2022, in which we acquired certain finance lease contracts and liabilities as described below:

On March 17, 2020, SFD entered into two sale and leaseback transactions with Maxus Capital Group, LLC (“Maxus”). The first transaction involved the Company assigning twelve storage tanks and other equipment and the second transaction involved the Company assigning the remaining property at the oil gathering facility with the exception of land, to Maxus Future minimum lease payments for each of the next three years under the Maxus lease obligations is as follows: 2023 $123,036, 2024 $492,144, and 2025 $123,036.

On December 28, 2021, WCCC entered into a sale and leaseback transaction with Maxus, where WCCC assigned the crude oil, natural gas liquids, condensate, and liquid hydrocarbon receipt, throughput, processing, gathering, and delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus. Future minimum lease payments for each of the next four years under the Maxus lease obligation are as follows: 2023 $117,939, 2024 $471,756, 2025 $471,756, and 2026 $471,756.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. We expect Maxus to fund approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. We expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over 4 years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the fourth quarter of 2023 at which time the final amount funded and lease payments will be determined. During the construction phase the Company controls the asset with construction costs funded by Maxus recorded as a liability (see Note 6).

The following table reconciles the undiscounted cash flows for the finance leases as of September 30, 2023 to the finance lease liability recorded on the balance sheet:

2023	$240,975
2024	963,900
2025	594,792
2026	471,756
Total undiscounted lease payments	2,271,423
Less: Imputed interest	1,061,556
Present value of lease payments	1,209,867
Add: carrying value of lease obligation at end of lease term	1,753,000
Total finance lease obligations	$2,962,867

Finance lease liabilities, current	$963,900
Finance lease liabilities, long-term	$1,998,967

Weighted-average discount rate	18.00%
Weighted-average remaining lease term (months)	32.17

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

On February 1, 2022, the Company entered into a lease agreement for approximately 2,533 square feet of office and manufacturing space located in Las Vegas, Nevada. Commencing on March 1, 2022, the Company entered into a three-year lease with Speedway Commerce Center, LLC. Under the terms of the lease agreement, we are required to make the following monthly lease payments: Year 1 $2,258, Year 2 $2,336, Year 3 $2,418. As a condition of the lease, we were required to provide a $2,418 security deposit.

On March 28, 2022, the Company entered into a lease agreement for approximately 1,469 square feet of office space located in Lehi, Utah. Commencing on April 1, 2022, the Company entered into a three-year lease with Victory Holdings, LLC. Under the terms of the lease agreement, we are required to make the following monthly lease payments: Year 1 is comprised of April to May 2022 $857, June 2022 to March 2023 $3,550, Year 2 $3,657, Year 3 $3,766. As a condition of the lease, we were required to provide a $3,766 security deposit.

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

In July and August 2023, the Company entered into two six month lease agreements with Regus Management Group, LLC for individual offices and shared amenities located in Laguna Hills, California. The leases require an aggregate monthly lease payment of $3,080.

The following table reconciles the undiscounted cash flows for the leases as of September 30, 2023 to the operating lease liability recorded on the balance sheet:

2023	$130,245
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,931,500
Total undiscounted lease payments	3,950,260
Less: Imputed interest	2,232,911
Present value of lease payments	$1,717,349

Operating lease liabilities, current	$535,960
Operating lease liabilities, long-term	$1,181,389

Weighted-average remaining lease term	213.47
Weighted-average discount rate	10.13%

Employment Agreement

On July 1, 2023, we hired a Vice President of Operations & Construction. In this position, Mr. Patterson is in charge of managing the development and operations for our facilities. In connection with his hiring we signed an Executive Employment Agreement with Mr. Patterson. Under the terms of the Agreement, Mr. Patterson will receive $150,000 in annual salary, shares of our common stock equal to $25,000 annually, and two one-time bonuses of shares of our common stock equal to $125,000 each, with the first bonus payable on the one year anniversary of his employment, and the second bonus payable on the eighteen month anniversary of his employment agreement. Mr. Patterson is entitled to other bonuses and benefits on par with our general employment policies.

Note 9. Share-Based Compensation & Warrants

Options

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including the issuance of 1,872,918 employee stock options granted in June 2022 that were to vest over a period of two years, for which 451,158 of these options were cancelled with the resignation without cause in October 2022 of our prior Chief Executive Officer. For the nine months ended September 30, 2023 and 2022, employee stock-based compensation was $1,260,476 and $1,340,703. On October 24, 2022, the Compensation Committee resolved to increase their compensation including the issuance of 100,000 stock options per independent board member, exercisable at $2.50 per share, vesting immediately. Non-statutory or independent Board of Director stock-based compensation was none and $855,000 for the nine months ended September 30, 2023 and 2022. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired. On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”). As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method.

There were no other options granted during the nine months ended September 30, 2023 and 2022, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2021 through September 30, 2023
Risk-free interest rate	0.24 - 5.23%
Expected dividend yield	None
Expected life	2.1 - 10 years
Expected volatility rate	142 - 273%

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2022	1,833,566	$2.59	6.47
Granted	1,000,000	1.18	1.75
Exercised	-	-	-
Forfeited	(16,667)	12.00	-
Outstanding, September 30, 2023	2,816,899	$2.03	4.33

Outstanding, December 31, 2021	650,000	$12.00	7.53
Granted	2,112,919	2.24	6.60
Exercised	(16,667)	11.1	-
Forfeited	(740,000)	10.00	-
Outstanding, September 30, 2022	2,006,252	$2.56	6.93

Exercisable, December 31, 2022	1,526,869	$2.65	5.94
Exercisable, September 30, 2023	2,671,883	$2.05	4.10

Exercisable, December 31, 2021	180,000	$12.00	7.01
Exercisable, September 30, 2022	1,175,059	$2.67	7.09

As of September 30, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of September 30, 2023 and 2022, the Company had 80,000 warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, a 5-year warrant to purchase 80,000 shares of common stock at an exercise price equal $5.75 and were valued with a fair market value of $374,000. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

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

The Company recorded a provision for income taxes of $800 for the nine months ended September 30, 2023 and 2022, respectively. The Company is projecting a 0.01% effective tax rate for the year ending December 31, 2023, which is primarily the result of projected provision from book loss incurred for the year offset by additional valuation allowance on the net operating losses. The Company’s effective tax rate for 2022 was 18.69% which was, which was primarily the result of a change in the Company's valuation allowance on deferred tax assets.

As of December 31, 2022, the Company had estimated federal and state net operating loss (NOL) carryforwards of approximately $23.7 million. Federal NOL carryforwards begin to expire in 2028.

Note 11. Related Party Transactions

As of September 30, 2023, VWFI has paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which Dzign Pro shares a common executive with VWFI. As of September 30, 2023, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $1,351,845, which accrues 6% interest per annum, has a maturity that has been amended to October 11, 2024, where no payments are made prior to the maturity date unless at the option of the fund. For the nine months ended September 30, 2023, we made cash payments of $50,000 on the Van Tran Family LP revolving note.

As of September, 2023 we are subleasing office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the nine months ended September 30, 2023 we realized $62,000 in office sublease lease revenue from Spectra. As of September 30, 2023, the Company is carrying accounts receivable of $62,000 related to this sublease.

On May 25, 2023, we entered into a Consulting Agreement with Matthew Nicosia, a shareholder, affiliate via beneficial ownership, and our former Chief Executive Officer. Under the terms of the agreement, Mr. Nicosia is assisting our current Chief Executive Officer regarding transitioning certain projects Mr. Nicosia was working on to our new Chief Executive Officer, primarily those operations related to our business in Kuwait and our attempt to sell some operations that we have impaired. The agreement is for an initial term of three-months and we have paid Mr. Nicosia a total of $25,000 in cash and accrued $30,000, to be paid in common stock. We also advanced Mr. Nicosia $21,000 for a business expenses related to a trip to Kuwait for the Company and have requested evidence of his business expenses. We have received evidence of business expenses of approximately $16,254 to date and are awaiting documents and evidence for the remaining expense amount.

In May 2023, we entered into a Consulting Agreement with Trent Staggs, who is a current shareholder of the Company and one of our former directors. The agreement was for a term of four months and has been terminated as of September 30, 2023. For the nine months ended September 30, 2023, we paid Mr. Staggs a total of $48,000 in cash under the terms of the agreement.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). As of September 30, 2023 we have accrued interest of approximately $232,745 and for the nine months ended September 30, 2023, we made cash payments of $2,807,032 on the Notes.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the nine months ended September 30, 2023 we have received tank storage revenue related to this contract of approximately $1,351,237.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the nine months ended September 30, 2023, we have made crude oil purchases from WC Crude of $26,373,647 and received deficiency payments of $364,309. In addition, SFD renewed a sales agreement in April 2023 with WC Crude to sell a natural gas liquid product to WC Crude. For the three months ended March 2023, SFD sold the NGL stream at cost to WC Crude. On April 1, 2023 sold the NGL stream at a profit to WC Crude. We produced and sold natural gas liquids and crude oil to WC Crude in the amount of $9,599,740 for the nine months ended September 30, 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee (the Company’s CEO), with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the nine months ended September 30, 2023, Endeavor rendered services in the amount of $254,946.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which our Chief Financial Officer is also an officer. For the nine months ended September 30, 2023, the Company was carrying, until recently paid, accounts payable of $20,413 owed to LBL for outstanding invoices from 2022.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of September 30, 2023 the balance owed was $365,857. In March 2023 the parties agreed to extend the maturity date of the loan to March 10, 2024.

Note 12. Subsequent Events

On November 10, 2023, we held a special meeting of our stockholders for the purpose of approving certain business items, namely:

1.	To approve, pursuant to Nasdaq Listing Rule 5635(d), the issuance of a number of shares of the Company’s common stock pursuant to Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into on June 15, 2022, by and among the Company and Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), including the issuance of such shares upon the conversion of promissory notes issued pursuant to the Acquisition Agreement, as amended on October 28, 2022, which could, under certain circumstances that may occur in the future, exceeding 19.99% of the number of shares of the Company’s common stock outstanding as of the date of the Acquisition Agreements (the “Acquisition Stock Issuance”);

2.	To approve, pursuant to Nasdaq Listing Rule 5635(c) and 5635(d), the annual compensation of $1,000,000 payable in shares of the Company’s common stock to James Ballengee (the “CEO Compensation Shares”) pursuant to an executive employment agreement (the “Employment Agreement”) entered into on October 28, 2022, by and among the Company and James Ballengee with respect to the Company’s appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the board of directors of the Company; the CEO Compensation Shares will be priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation Shares Issuance”), subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements;

3.	To approve the Vivakor, Inc. 2023 Equity and Incentive Plan (the “Plan”), which provides equity-based incentive awards, in a total of 40,000,000 authorized shares of the Company’s common stock, to the Company’s and its subsidiaries’ employees, directors and consultants, thereby continuing to align the interests of such individuals with those of the stockholders;

4.	To approve an amendment to the Articles of Incorporation of the Company (the “Amendment to Articles”) with respect to the forum selection provisions, to amend the Articles of Incorporation to provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.; and

5.	To approve the increase of the number of common shares the Company is authorized to issue to 200 million in the proposed Amendment to Articles.

Each of these agenda items were approved by the holders of a majority of our common stock. Additional information regarding the agenda items can be found in our Schedule 14A Proxy Statement filed with the Commission on September 26, 2023. The exact result of our shareholder vote on the agenda items can be found in our Current Report on Form 8-K filed with the Commission on November 16, 2023.

All of the agenda items were approved by the shareholders on November 10, 2023. As a result of these approvals, on November 10, 2023, the Company issued 7,042,254 restricted shares of the Company’s Common Stock in exchange for the forgiveness and cancellation of $10,000,000 of principal under the Notes on a pro rata basis, reflecting a conversion price of $1.42 per share, as well as 923,672 restricted shares of the Company’s Common Stock pursuant to the Ballengee employment agreement, whereas James Ballengee now beneficially owns approximately 41.86% of our outstanding Common Stock. As a result, Mr. Ballengee is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Due to Mr. Ballengee’s change in ownership, certain change of control provisions in the Company’s agreements were triggered, including within the Chief Financial Officer’s employment agreement, which pays the executive a bonus, which is calculated at the executive’s base salary multiplied by two.

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

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries issued policies intended to stop or slow the further spread of the disease.

In March 2020 we temporarily suspended operations in Kuwait and Utah due to COVID-19 government restrictions. Utah and Kuwait have since resumed site preparations for operations. We have experienced supply chain disruptions in building our Remediation Processing Centers (“RPC”) and completing certain refurbishment on our precious metal extraction machines. These suspensions had a negative impact on our business and there can be no guaranty that we will not need to suspend operations again in the future as a result of the pandemic.

COVID-19 and the U.S. response to the pandemic significantly affected the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have in the long-term, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Recent Developments

DIC Note Proceeds

In conjunction with our Services Agreement we signed with DIC on December 14, 2021, on June 20, 2023, we issued a 15% secured promissory note (the “Note”) due as described below, to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”), in the principal amount of up to $1,950,000 (the “Principal Amount”). We are using the proceeds of the Note to relocate, refurbish, and fully install our RPC to DIC’s location in Kuwait. The installation of this RPC in Kuwait will allow us to perform under the Services Agreement. During the nine months ended September 30, 2023 we received note proceeds of $1,220,651.

Maxus Proceeds

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. We expect Maxus to fund approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease (see Note 8) for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. During the construction phase of this agreement, the Company controls the asset with construction costs funded by Maxus recorded as a liability. As of September 30, 2023 the Company has recorded a $1,564,771 liability in accounts payable related to the construction related to this agreement that has been funded by Maxus.

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

Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022

Revenue

For the three months ended September 30, 2023 and 2022 we realized revenues of $16,313,406 and 11,765,975, respectively, representing an increase of $4,547,431 or 38.65%. For the nine months ended September 30, 2023 and 2022 we realized revenues of $45,448,916 and $11,765,975, respectively, representing an increase of $33,682,941 or 286.27%. The increase in revenue is primarily attributed to our oil and natural gas liquid sales which have been realized through the operations from SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Cost of Revenue

For the nine months ended September 30, 2023, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination which closed on August 1, 2022.

For the three months ended September 30, 2023 and 2022 costs of revenue were $14,766,494 and $10,553,375, respectively, representing an increase of $4,213,119 or 39.92%. For the nine months ended September 30, 2023 and 2022 costs of revenue were $41,174,082 and $10,553,375, respectively, representing an increase of $30,620,707 or 290.15%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our oil and natural gas liquid products realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Gross Profit and Gross Margin

For the three months ended September 30, 2023 and 2022 we realized gross profit of $1,546,912 and $1,212,600, respectively, representing an increase of $334,312 or 27.57%. For the nine months ended September 30, 2023 and 2022 we realized gross profit of $4,274,834 and $1,212,600, respectively, representing an increase of $3,062,234 or 252.53%. For the nine months ended September 30, 2023, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended September 30, 2023 and 2022, we realized operating expenses of $2,292,026 and $3,543,526, which represents a decrease of $1,251,500, or 35.32%. For the nine months ended September 30, 2023 and 2022, we realized operating expenses of $6,982,754 and $9,023,490, which represents a decrease of $2,040,736, or 22.62%. The decrease in operating expenses is attributed to the net effect of the following:

For the nine months ended September 30, 2023 and 2022, we realized amortization and depreciation expense of $2,269,445 and $2,053,550, which represents an increase of $215,895 or 10.51%. The increase in amortization and depreciation expense is primarily attributed to the amortization of our newly acquired contracts and depreciation from our newly acquired property, plant and equipment held by SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

For the nine months ended September 30, 2023 and 2022, we realized an aggregate decrease in sales and marketing expense and general and administrative expense of $2,256,631 or 32.38% due to the net effect of a decrease in stock compensation expense and marketing expenses in 2023. For the nine months ended September 30, 2023 and 2022, we realized employee stock option expense of $1,260,476 and $2,185,615, which represents a decrease of $925,139, or a 42.33% decrease. New management and board of director compensation agreements were entered into in June 2022, October 2022, and January 2023. The new compensation agreements included stock option agreements for $2,096,247 for the nine months ended September 30, 2022 as a result of the previous executive management being significantly undercompensated prior to the underwritten public offering and uplist to Nasdaq in 2022. In October 2022, our previous CEO resigned and the remainder of his stock options were forfeited. For the nine months ended September 30, 2023 and 2022, non-qualified stock options for services were $467,409 and $1,172,500, which represents a decrease of $704,991 or 60.13% related to certain stock options with consultants that were forfeited or cancelled in 2022. For the nine months ended September 30, 2023 and 2022, we realized marketing expense of $2,457 and $360,765, which represents a decrease of $358,308 or 99.32%, which such expenses related to the expenses associated with the uplist to Nasdaq in 2022.

Interest Expense

For the three months ended September 30, 2023 and 2022, we realized interest expense of $1,345,096 and $512,217, which represents an increase of $832,879, or 162.60%. For the nine months ended September 30, 2023 and 2022, we realized interest expense of $3,814,253 and $627,163, which represents an increase of $3,187,090, or 508.18%. The increase in interest expense is mainly attributable to the $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. The notes accrue interest of prime plus 3% on the outstanding balance of the notes.

Unrealized Gain or Loss on Marketable Securities

For the three months ended September 30, 2022, we reported an unrealized gain of $1,074,290. For the three months ended September 30, 2023, we reported an unrealized loss of $661,101, which represents a decrease of $1,735,391, or 161.54%. For the nine months ended September 30, 2022, we reported an unrealized gain of $661,101. For the nine months ended September 30, 2023, we reported an unrealized loss of $991,652, which represents a decrease of $1,652,753, or 250.00%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2023 and 2022 as presented below:

	September 30,
	2023	2022
Net cash used in operating activities	$(838,693)	$(3,452,980)
Net cash used in investing activities	(3,841,589)	(1,648,722)
Net cash provided by financing activities	2,696,586	8,129,774

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of September 30, 2023 and December 31, 2022, we had an accumulated deficit of approximately $62.1 million and $55.2 million. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $19 million and $3.77 million, respectively. Subsequent to September 30, 2023 $10 million of the working capital deficit was paid with an issuance of common stock.

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1,199,097 and $3,182,793, with $181,058 and $81,607 attributed to variable interest entities, respectively.

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

For the nine months ended September 30, 2023 and 2022, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $7,391,089 and $7,716,919, and our depreciation and amortization of $2,269,445 and $2,053,550. For the nine months ended September 30, 2023 and 2022, non-qualified stock option expense for services of none and $1,172,500, and stock-based compensation employees of $1,260,476 and $2,185,615 in lieu of using cash. We also realized interest expense on loans and notes payable of $3,058,522 and $627,163, and an unrealized loss of $991,652 and an unrealized gain of $661,101 on marketable securities as described above.

For the nine months ended September 30, 2023 and 2022, our net cash used in investing activities was mainly attributed to our purchase of equipment of $3,841,589 and $1,807,140 related to the manufacturing of our RPCs and wash plant facilities.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the nine months ended September 30, 2023 and 2022, and we received proceeds of $4,499,958 and $3,177,622 related to the issuance of notes and other loans. We also received proceeds of $6,240,000 from our February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. For the nine months ended September 30, 2023 and 2022, we paid down notes payable by $482,815 and $534,111 and made distributions to Viva Wealth Fund I, LLC unit holders of $1,020,564 and $593,087.

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2023, we had an accumulated deficit of approximately $62.1 million. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $19 million and $3.7 million, respectively. Subsequent to September 30, 2023 $10 million of the working capital deficit was paid with an issuance of common stock. As of September 30, 2023 we had cash of approximately $1.2 million. In addition, we have obligations to pay approximately $14.4 million (of which approximately $10 million was satisfied through the issuance of our common stock under the terms of the debt subsequent to September 30, 2023) of debt in cash within one year of the issuance of these financial statements. Our CEO has also committed to provide credit support through December 2024, as necessary, for an amount up to $8 million to provide the Company sufficient cash resources, if required, to execute its plans for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. We believe the liquid assets and CEO commitment give it adequate working capital to finance our day-to-day operations for at least twelve months through November 2024.

Capitalized interest on construction in process was $735,919 and $499,537 for the nine months ended September 30, 2023 and 2022. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1 million in connection with our construction of our Texas remediation and wash plant facilities; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

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

Contractual Obligations

Our contractual obligations as of September 30, 2023 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of September 30, 2023 are as follows:

2023	$240,975
2024	963,900
2025	594,792
2026	471,756
Total	$2,271,423

Our contractual obligations as of September 30, 2023 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of September 30, 2023 are as follows:

2023	$130,245
2024	435,906
2025	162,545
2026	136,975
2027	153,089
Thereafter	2,931,500
Total	$3,950,260

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in the current year, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of September 30, 2023, we have continued to hire additional external accounting staff, whom are consultants with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also begun to implement further review controls and processes surrounding treasury and fixed assets.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under our agreement with Maxus Capital Group, LLC (“Maxus”), we are building out a facility on land we lease near Houston, Texas and are obligated to pay Maxus approximately $58,000 per month for four years In the event we are not able to place on RPC at the facility and/or are unable to build out the facility to perform wash plant services, we could default on our obligation to Maxus, which could cause us substantial losses.

The current Israeli/Hamas conflict could impact our ability to operate in the Middle East in the future.

Although the current Israeli/Hamas conflict is currently contained in Israel and the Gaza Strip, any escalation of the conflict involving additional Middle East countries could impact our ability to operate our Remediation Processing Centers located in Kuwait in the future, which could have a material impact on our Middle East projects and our ability to monetize those projects in the future.

We are subject to the significant influence of one of our current officers and directors, and his interests may not always coincide with those of our other stockholders.

James Ballengee, one of our officers and directors, and Chairperson of the Board of Directors, beneficially owns approximately 41.86% of our outstanding Common Stock. As a result, Mr. Ballengee is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Ballengee may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On August 29, 2023, the Company issued 154,744 shares of common stock at approximately $1.42 per share for a $220,000 reduction of liabilities.

On October 6, 2023, the Company issued 35,000 shares of common stock at approximately $1.00 per share for a $35,000 reduction of liabilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Special Meeting of Stockholders

On November 10, 2023 we held a special meeting of our stockholders for the purpose of approving certain business items, namely:

1.	To approve, pursuant to Nasdaq Listing Rule 5635(d), the issuance of a number of shares of the Company’s common stock pursuant to Membership Interest Purchase Agreement (the “Acquisition Agreement”) entered into on June 15, 2022, by and among the Company and Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), including the issuance of such shares upon the conversion of promissory notes issued pursuant to the Acquisition Agreement, as amended on October 28, 2022, which could, under certain circumstances that may occur in the future, exceeding 19.99% of the number of shares of the Company’s common stock outstanding as of the date of the Acquisition Agreements (the “Acquisition Stock Issuance”);

2.	To approve, pursuant to Nasdaq Listing Rule 5635(c) and 5635(d), the annual compensation of $1,000,000 payable in shares of the Company’s common stock to James Ballengee (the “CEO Compensation Shares”) pursuant to an executive employment agreement (the “Employment Agreement”) entered into on October 28, 2022, by and among the Company and James Ballengee with respect to the Company’s appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the board of directors of the Company; the CEO Compensation Shares will be priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation Shares Issuance”), subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements;

3.	To approve the Vivakor, Inc. 2023 Equity and Incentive Plan (the “Plan”), which provides equity-based incentive awards, in a total of 40,000,000 authorized shares of the company’s common stock, to the Company’s and its subsidiaries’ employees, directors and consultants, thereby continuing to align the interests of such individuals with those of the stockholders;

4.	To approve amendment to the Articles of Incorporation of the Company (the “Amendment to Articles”) with respect to the forum selection provisions; and

5.	To approve the increase of the number of common shares the Company is authorized to issue to 200 million in the proposed Amendment to Articles.

Each of these agenda items were approved by the holders of a majority of our common stock. Additional information regarding the agenda items can be found in our Schedule 14A Proxy Statement filed with the Commission on September 26, 2023. The exact result of our shareholder vote on the agenda items can be found in our Current Report on Form 8-K filed with the Commission on November 16, 2023.

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

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	November 20, 2023

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 20, 2023