Form 10-K
period 2023-12-31
Vivakor, Inc.
filed 2024-04-17
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41286

VIVAKOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5220 Spring Valley Road, Suite LL20 Dallas, TX	75254
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (949) 281-2606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VIVK	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the 10,699,214 voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $12,090,112 based on the closing price of $1.13 per share of the registrant’s common stock as quoted on The Nasdaq Capital Market on that date.

As of April 4, 2024, there were 27,710,253 shares of registrant’s common stock outstanding.

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

On February 14, 2022, we effected a 1-for-30 reverse split of our authorized and outstanding shares of preferred and common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State which was effective at the commencement of trading of our Common Stock. No fractional shares of the Company’s common stock will be issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the Reverse Stock Split, including the financial statements and notes thereto.

Following a special meeting of the Company’s shareholders in November 2023, the Company currently has 200,000,000 shares of common stock authorized and 15,000,000 shares of preferred stock authorized.

iii

PART I

Item 1 - Business

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services. One of our facilities sells crude oil in amounts up to 60,000 barrels per month under agreements with a large energy company. A different facility owns a 120,000 barrel crude oil storage tank near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system, and we plan to further connect the tank to major pipeline systems. Our soil remediation services specialize in the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by, or laden with, heavy crude oil and other hydrocarbon-based substances. Our patented process allows us to successfully recover the hydrocarbons which we believe could then be used to produce asphaltic cement and/or other petroleum-based products.

Recent Developments

Loan and Security Agreement and Issuance of a Secured Promissory Note

On February 5, 2024, we issued a secured promissory note (the “Note”) due as described below, to Cedarview Opportunities Master Fund LP (the “Lender”), in the principal amount of $3,000,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The Company received the funds on February 6, 2024, minus a 3% origination fee.

To secure repayment of the Note, the Company issued the Lender a security interest in the assets of the Company and its subsidiaries. The Company also issued an irrevocable letter to its transfer agent to reserve 3,000,000 shares of its common stock until the Note is repaid. If the Company defaults on the repayment of the Note, then the transfer agent will transfer the shares to the Lender for the Lender to sell until the amounts due under the Note are repaid in full and return any remaining shares.

The Company will repay the amounts due under the Note as follows: first three months are interest only payments, which the Company prepaid at Closing, and then twelve equal monthly installment payments of interest plus $250,000, which must be made on or before May 5, 2025 (the Maturity Date).

The Company paid a finder $70,000 in relation to obtaining the loan and issued the Lender 300,000 shares of its common stock, restricted in accordance with Rule 144, as additional consideration for the loan.

This summary is not a complete description of all of the terms of the Agreement and the Note and is qualified in its entirety by reference to the full text of the Agreement and the Note, which are filed as Exhibit 10.45 hereto, which are incorporated by reference into this 10-K.

Merger Agreement with Empire

The Merger Agreement

On February 26, 2024 (the “Execution Date”), we (the “Parent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire Energy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Parent (“Merger Sub”), and Empire Diversified Energy, Inc., a Delaware corporation (“Empire” and collectively with the Parent and Merger Sub, the “Parties”). Pursuant to the Merger Agreement, on the Closing Date, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Empire (the “Merger”), with Empire surviving the Merger as a wholly owned subsidiary of the Parent (the “Surviving Company”). Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Merger Agreement.

As a result of the Merger, at Closing, all shares of Empire’s common stock, par value $0.00001 per share (the “Empire Common Stock”), on a fully diluted and as converted basis, shall be converted into and exchanged for the right to receive an aggregate of 67,200,000 shares (the “Consideration Shares”) of the Parent’s common stock, par value $0.001 per share (the “Parent Common Stock”), valued at $1.00 per share of Parent Common Stock for an aggregate value equal to $67,200,000.

Representations and Warranties; Covenants

Pursuant to the Merger Agreement, the Parties made customary representations and warranties for transactions of this type; provided, that the Parties agreed that each of the Parent and Empire shall deliver fully completed copies of their respective disclosure schedules as soon as reasonably practicable, but in no event later than 14 days following the Execution Date. Both Parties shall have sixty (60) days from the Execution Date (the “Diligence Expiration Date”) to conduct due diligence review of the other Party, giving rise to the termination right by either Party until the Diligence Expiration Date.

Net Cash Minimum

Pursuant to the Merger Agreement, at the Closing, Empire is required to have a minimum of $2,500,000 of unrestricted net cash on its books (“Net Minimum Cash”), which Net Minimum Cash shall be available to the Parent following the Closing.

Registration Statement and Proxy

As promptly as practicable following the date the Net Minimum Cash is obtained pursuant to the Merger Agreement, but in no event after the later of the (i) 45th day following the Execution Date and (ii) 10th day following the date the Net Minimum Cash is obtained, so long as the Parent has received all necessary information from Empire, the Parent shall file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Registration Statement”) relating to, among other things, the registration of the Consideration Shares issuable to the Empire Stockholders pursuant to the Merger Agreement, including the Proxy Statement portion thereof relating, among other things, to the approval of the Proposals (as defined below) to be voted on at the Parent Stockholders Meeting (as defined below).

Parent Stockholders Meeting

As promptly as practicable following the date on which the Registration Statement is declared effective by the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and after reasonable consultation with Empire, the Parent shall establish the record date, and duly call, give notice of, convene and hold the a special meeting of the stockholders of the Parent (the “Parent Stockholders Meeting”) in accordance with Nevada law (and in any event within 10 Business Days after the date of effectiveness of the Registration Statement, unless otherwise required by applicable Laws). At such Parent Stockholders Meeting, the Parent’s board of directors (the “Board”) is to recommend that the Parent Stockholders approve and adopt the following proposals (the “Proposals”): (i) the Merger Agreement, the Merger, the Ancillary Agreements and the Transactions; (ii) for purposes of complying with Nasdaq listing Rule 5635(a), (b) and (d), the issuance of the Consideration Shares to the Empire Stockholders as contemplated in the Merger Agreement; (iii) the adjournment of such Parent Stockholders Meeting as permitted by Section 5.08 of the Merger Agreement; and (iv) any other proposal or proposals that the Parent reasonably deems necessary or desirable to consummate the transactions contemplated by the Merger Agreement (collectively, the “Parent Board Recommendations”).

Board of Directors and Officers

Upon the Closing, (i) the number of members of the Board shall be fixed at seven, and (ii) the members of the Board shall be (A) James Ballengee, who shall serve as Chairman, (B) three (3) members to be chosen by Empire, (C) two (2) members to be chosen by the Parent, and (D) one (1) member to be chosen by both the Parent and Empire. At least four (4) of the individuals identified in (B), (C), and (D) shall qualify as independent directors under the rules of the Nasdaq Stock Market LLC (“Nasdaq”). If any individual identified in (B) of the foregoing clause (ii) is unable or unwilling to serve in such capacity, Empire may choose a successor but not less than five (5) days in advance of the Closing or such earlier period as may be required by disclosure requirements under applicable Law. If any individual identified in (C) of the foregoing clause (ii) is unable or unwilling to serve in such capacity, the Parent may choose a successor but not less than five days in advance of the Closing or such earlier period as may be required by disclosure requirements under applicable Law.

From and after the Effective Time, James Ballengee shall continue to serve as the Parent’s Chief Executive Officer until the earlier of the Board’s appointment of a successor or Mr. Ballengee’s death, resignation, termination or removal.

Conditions to Each Party’s Obligations to Consummate the Transactions

The respective obligation of each Party to effect, or cause to be effected, the Transactions, including the Merger, is subject to the satisfaction on or before the Closing Date of each of the following conditions, unless waived in writing by each of Parent and the Parent: (a) the Parent Board Recommendations have been approved by the required Parent Stockholders at the Parent Stockholders Meeting; (b) the Merger Agreement and the Merger shall have been duly adopted by the required Empire Stockholders; (c) the Registration Statement shall have become effective; (d) the Parties shall have received all approvals with any Governmental Authority necessary to consummate the Transactions, including, but not limited to, the expiration or termination of the waiting period under the HSR Act, if applicable; (e) there shall not have been enacted, promulgated or made effective after the Execution Date any Law or Orders by a Governmental Authority of competent jurisdiction that enjoins or otherwise prohibits or makes illegal, or any Legal Action by any Governmental Authority seeking to enjoin or prohibit or make illegal, consummation of the Transactions and there shall not be in effect any injunction (whether temporary, preliminary or permanent) by any Governmental Authority of competent jurisdiction that enjoins or otherwise prohibits consummation of the Transactions; (f) the Parent shall have obtained a Fairness Opinion concluding that the Merger and the related Transactions are fair to the Parent Stockholders from a financial point of view; (g) the executed Lock-Up Agreement has been delivered to the Parent; (h) the Lock-Up Extension has been delivered to Empire; and (i) all of the Convertible Securities of Empire have been exercised, converted or exchanged for Empire Common Stock and the Parties shall have mutually agreed as to the treatment of warrants exercisable for shares of Empire Common Stock (the “Empire Warrants”) at Closing provided that if the Empire Warrants have been terminated or exercised into Empire Common Stock prior to the Closing, this condition shall have been deemed satisfied.

Conditions to Obligations of the Parent

The obligations of the Parent to effect, or cause to be effected, the Transactions, including the Merger, are subject to the satisfaction on or before the Closing Date of the following conditions, unless waived in writing by the Parent (subject to certain qualifications and exceptions as set forth in the Merger Agreement for each): (A) the representations and warranties of Empire regarding the capitalization of Empire shall be true and correct as of the Closing as though made on such date; (B) the representations and warranties of Empire set forth in Section 3.01 (Organization and Power), Section 3.04 (Corporate Authorizations), Section 3.06 (Capitalization) (other than subsections (a), and (b) and (g)), and Section 3.24 (Brokers) shall be true and correct in all material respects as of the Closing as though made on such date; (C) the remaining representations and warranties of Empire contained in Article III shall be true and correct, in each case as of the Closing as though made on such date; (D) each of the covenants of Empire to be performed as of or prior to the Closing shall have materially been performed; (E) there shall not have been a Company Material Adverse Effect (as defined in the Merger Agreement); (F) the Parent shall have received the Company Officer’s Certificate (as defined in the Merger Agreement); (G) Empire shall have the Net Cash Minimum on hand; and (H) the Parent shall have received each of the agreements, instruments and other document set forth in Section 1.11(b) of the Merger Agreement.

Conditions to Obligations of Empire

The obligations of Empire to effect, or cause to be effected, the Transactions, including the Merger, are subject to the satisfaction on or before the Closing Date of the following conditions, unless waived in writing by Empire (subject to certain qualifications and exceptions as set forth in the Merger Agreement for each): (A) the representations and warranties of the Parent regarding the capitalization of the Parent shall be true and correct as of the Closing as though made on such date; (B) the representations and warranties of the Parent set forth in in Section 4.01 (Organization and Power), Section 4.04 (Corporate Authorizations), Section 4.06 (Capitalization) (other than subsections (a) and (b) and (g)), Section 4.08 (Business Operations), Section 4.24 (Takeover Statutes), Section 5.22 (Opinion of Financial Advisor) and Section 4.28 (Brokers) shall be true and correct in all material respects as of the Closing as though made on such date; (C) the remaining representations and warranties of the Parent contained in Article IV shall be true and correct, in each case as of the Closing as though made on such date; (D) each of the covenants of the Parent to be performed as of or prior to the Closing shall have materially been performed; (E) there shall not have been a Parent Material Adverse Effect (as defined in the Merger Agreement); (F) Empire shall have received the Parent Officer’s Certificate (as defined in the Merger Agreement); (G) the Parent Common Stock (i) shall be listed on Nasdaq and (ii) shall not have been suspended, as of the Closing Date, by the SEC or Nasdaq from trading on Nasdaq nor shall (x) the Parent have received any notice or communication from Nasdaq noting noncompliance with listing requirements or threatening suspension or delisting of the Parent Common Stock or (y) the Parent fails to meet any of the continued listing requirements applicable to it in order to be in compliance with all such listing and maintenance requirements; (H) the transactions referenced in Section 6.03(f) of the Merger Agreement have been consummated or terminated; and (I) Empire shall have received each of the agreements, instruments, and other documents set forth in Section 1.11(a) of the Merger Agreement.

Indemnification; Limits

Pursuant to Article VIII of the Merger Agreement, and subject to the limitations set forth therein from the date that is twelve (12) months after the Closing, each Party agreed to indemnify and hold harmless the other party for any all Damages incurred or suffered as a result of (a) any inaccuracy in or breach of any representation or warranty or in any certificate or instrument delivered pursuant to the Merger Agreement and (b) any breach of any covenant or agreement of such Party as set forth in the Merger Agreement. Section 8.04(a) of the Merger Agreement (i) limits Empire’s ability to assert claims for Damages against the Parent unless and until the aggregate amount of all such Damages exceeds $250,000 (the “Parent Threshold”) and (ii) caps Parent’s liability for any indemnification payments at $500,000 (the “Parent Cap”).

Section 8.04(b) of the Merger Agreement limits the Parent’s ability to assert claims for Damages against Empire unless and until the aggregate amount of all such Damages exceeds $250,000 (the “Empire Threshold”). Notwithstanding anything in the Merger Agreement to the contrary, the Parent Threshold, the Parent Cap and the Empire Threshold shall not apply to Damages that arise from, relate to or are accrued, suffered or incurred as a result of claims relating to fraud or intentional misrepresentation.

Except for claims relating to fraud or intentional misrepresentation, the sole remedy of the Parent under the Merger Agreement shall be the Escrow Shares held pursuant to the Escrow Agreement (discussed below).

Termination

The Merger Agreement may be terminated and the transactions therein may be abandoned: (A) by mutual written consent of the Parties; (B) by the Parent or Empire (i) within sixty (60) days from the Execution Date as a result of the terminating Party’s due diligence review of the other Party, (ii) at any time before the Effective Time if the Closing has not occurred on or before the date that is nine (9) months from the Execution Date (the “Termination Date”), (iii) at any time before the Effective Time the Parent fails to obtain the vote required to pass the proposals presented at the Parent Stockholders Meeting, (iv) at any time before the Effective Time if Empire fails to obtain the vote required to pass the proposals presented at the special meeting of Empire’s stockholders as set forth in the Merger Agreement (the “Empire Stockholder Meeting”), or (v) at any time before the Effective Time if any Law or Order is enacted, issued, promulgated or entered by a Governmental Authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the Transactions, and (in the case of any Order) such Order has become final and non-appealable; (C) by Empire if, among other things, (i) there has been a Parent Adverse Recommendation Change (as defined in the Merger Agreement), (ii) if the Board recommends a Superior Proposal (as defined in the Merger Agreement) to the Parent Stockholders or if a tender offer, exchange offer, or other transaction for any outstanding shares of the Parent’s capital stock is commenced before obtaining the required vote at the Parent Stockholders Meeting and if the Board fails to recommend against any such Superior Proposal within ten (10) Business Days after commencement; (iii) if there is a material breach of Section 5.05 of the Merger Agreement, (iv) if the Parent or any of its subsidiaries breach any of its representations, warranties, covenants or agreements in the Merger Agreement, subject to Parent’s ability to cure such breach within the timeframe set forth in the Merger Agreement, (v) if the obligations in Section 6.01 and 6.02 of the Merger Agreement have been satisfied and the Parent has failed to fulfill its respective obligations and consummate the Closing within three (3) Business Days following written notice that Empire is willing and able to consummate the Closing, (iv) the Parent fails to pass the proposals at the Parent Stockholders Meeting by the Termination Date solely due to the action or inaction of the Parent and such action or inaction constitutes a material breach of the Merger Agreement, or (vii) if Empire’s board of directors approves termination and Empire has concurrently with such termination entered into a definitive agreement, arrangement or understanding providing for the implementation of a Superior Proposal (Parent) (as defined in the Merger Agreement); or (D) by the Parent if, among other things, (i) Empire breaches any of its representations, warranties, covenants or agreements contained in the Merger Agreement, subject to Empire’s ability to cure such breach within the timeframe set forth in the Merger Agreement, (ii) if the obligations in Section 6.01 and 6.02 of the Merger Agreement have been satisfied and Empire has failed to fulfill its respective obligations and consummate the Closing within three (3) Business Days following written notice that Empire is willing and able to consummate the Closing; (iii) if Empire fails to pass the proposals presented at the Empire Stockholder Meeting by the Termination Date, or (iv) if the Board approves termination and the Parent has concurrently with such termination entered into a definitive agreement, arrangement or understanding providing for the implementation of a Superior Proposal (Parent) (as defined in the Merger Agreement).

Ancillary Agreements to Merger Agreement

Voting and Support Agreements

Within 30 days of the Execution Date, the Parent agreed to deliver the written agreement of certain directors and executive officers and certain Parent Stockholders holding at least 51% of the voting power of Parent Common Stock (the “Relevant Parent Insiders”), to enter into, in their capacity as stockholders, a voting and support agreement with the Parent, Empire and Merger Sub (the “Parent Voting and Support Agreement”), pursuant to which such Relevant Parent Insiders agree to vote in favor of the adoption of the Merger Agreement and the Transactions and to take (and refrain from taking) certain other actions in connection with the Transactions, including the Merger, in each case, on the terms set forth in the Parent Voting and Support Agreement.

Within 30 days of the Execution Date, Empire agreed to deliver the written agreement of certain directors, executive officers and certain Empire Stockholders holding at least 51% of the voting power of shares of Empire Common Stock (the “Relevant Empire Insiders”), to enter into, in their capacity as stockholders, a voting and support agreement with Empire, the Parent and Merger Sub (the “Empire Voting and Support Agreement”), pursuant to which the Relevant Empire Insiders agree to vote in favor of the adoption of the Merger Agreement and the Transactions and to take (and refrain from taking) certain other actions in connection with the Transactions, including the Merger, in each case, on the terms set forth in the Empire Voting and Support Agreement.

Lock-Up Agreements

As a condition to the Parent’s obligations to consummate the Transactions, at Closing, one or more Empire Stockholders representing, individually or collectively, such number of shares of Empire Common Stock that represent not less than 65% of the issued and outstanding shares of Empire Common Stock, in the aggregate, on a fully diluted and as-converted basis, shall enter into a lock-up agreement (the “Lock-Up Agreement”) whereby such Empire Stockholders agree to a lock-up of their respective Consideration Shares for a period of 12 months following the Closing.

As a condition to Empire’s obligations to consummate the Transactions, at or prior to Closing, the Parent shall cause the lock-up period contained in the lock-up agreement dated August 1, 2022 by and between the Parent and JBAH Holdings, LLC to be amended or extended to February 1, 2025 (the “Lock-Up Extension”).

Escrow Agreement and Escrow Shares

The Parties agreed to enter into an Escrow Agreement (the “Escrow Agreement”), pursuant to which certain of the Empire Stockholders (the “Indemnifying Empire Stockholders”) are to deposit with the Escrow Agent, at Closing, an aggregate of 5,040,000 Consideration Shares otherwise issuable to such Indemnifying Empire Stockholders (the “Escrow Shares”) as security for the obligations of the Parent, its members, shareholders, partners, managers, directors, officers, employees and agents, and its and their respective Affiliates (including, after the Closing, the Surviving Company), successors and permitted assigns (each, an “Indemnified Acquiror” and together, the “Indemnified Acquirors”). The Escrow Agreement shall become effective on the Closing Date and terminate on the 12-month anniversary thereof (the “Escrow Termination Date”). On the Escrow Termination Date, any Escrow Shares not previously released or distributed to cover the obligations of the Indemnified Acquirors as set forth in the Merger Agreement shall be released to the Indemnifying Empire Stockholders.

The foregoing descriptions of the Merger Agreement, the Parent Voting and Support Agreement, the Empire Voting and Support Agreement, the Lock-Up Agreement and the Escrow Agreement do not purport to be complete and are qualified their entirety by reference to the Merger Agreement, the form of Parent Voting and Support Agreement, the form of Empire Voting and Support Agreement, the form of Lock-Up Agreement and the form of Escrow Agreement attached to our Current Report on Form 8-K as Exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively, filed with the Commission on March 1, 2024.

Promissory Note

On December 5, 2023, the Company received a loan from an individual lender in the principal amount of one million dollars ($1,000,000) (the “Loan”) and, in connection therewith, the Company and agreed to issue 100,000 restricted shares of the Company’s common stock. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, has been personally guaranteed by James Ballengee, the Company’s Chief Executive Officer. The lender is not a related party or affiliate of the Company.

The foregoing is only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the agreements in connection with the Loan (the “Agreements”), and such description is qualified in its entirety by reference to the full text of the Agreements, which are attached hereto as Exhibits 10.56 and 10.57.

Our Operations and Resulting Financial Impact

Crude Oil Gathering, Storage and Transportation

Our subsidiaries, WCCC and SFD, are engaged in the crude oil gathering, storage and transportation industry.

SFD operates a crude oil gathering, storage, and transportation facility located on approximately 9.3 acres near Delhi, Louisiana. Under existing agreements, a subsidiary of a large NYSE-traded energy company (the “Purchaser”) is obligated to purchase crude oil from SFD in amounts up to 60,000 barrels per month. With prior approval, SFD is eligible to sell to the Purchaser amounts greater than 60,000 barrels of crude oil per month. Additionally, for a period of 10 years, SFD is, under existing crude oil supply agreements with WC Crude, guaranteed a minimum gross margin of $5.00 per barrel on all quantities of crude oil sold thereunder. At present, SFD is gathering and selling approximately 1,400 to 2,000 barrels of crude oil on a daily basis. The facility has a daily capacity to gather and sell approximately 4,000 barrels of crude oil. For the year ended December 31, 2023, we recognized $59,123,647 in revenue from SFD’s operations.

WCCC operates a 120,000 barrel crude oil storage tank, in the heart of the Permian Basin, located near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and the Company intends to further connect the tank to major pipeline systems. Under the terms of an existing agreement, WC Crude has agreed to lease the oil storage tank for a period of 10 years. For the year ended December 31, 2023, we recognized $1,801,606 in revenue from WCCC’s operations.

Remediation Processing Centers and Wash Plant

Kuwait

We presently have one project at which we plan to utilize our first two manufactured RPCs, which is our project in Kuwait.

Our initial RPC machine (owned by VivaVentures Royalty I, LLC) was redeployed to a new phase of the project for Kuwait Oil Company (KOC) in partnership with Aldali Trading Company (DIC) for the Kuwait Environmental Remediation Project (KERP), which is a multi-billion dollar project funded by the United Nations (UN) to clean up the oil that was spilled during the Gulf Wars and still polluting the desert. DIC was a subcontractor chosen by Enshaat Al-Sayer General Trading and Contracting Co. WLL (“Enshaat”), the contractor chosen by KOC for the KERP, to do certain soil remediation and clean up for the KERP. This RPC machine also was used for trials to show the effectiveness of the RPC technology. The polluted material contained as little as 7% oil by weight and as much as 18% oil by weight. All trials were overseen by Enshaat, the main contractor with KOC for the project, DIC and KOC itself. In all of the trials, the RPC successfully reduced the oil content in the soil to as little as 0.02% which led to us receiving a Category A approval. It is our understanding that we are the only technology that has been able to process soil with 18% oil to under 1% oil (we were at 0.02% oil) and receive a Category A certification.

Because of these results, we were able to borrow USD $1.9 million from our partners in Kuwait to move the Remediation Processing Center that was located in Vernal, Utah (RPC II) to Kuwait so that both machines may work on a new phase of the project in Kuwait. RPC II has arrived in Kuwait, and we are currently working on completing the civil work necessary for us to reconstruct RPC II on the site in Kuwait. We are looking forward to showcasing the RPC technology to KOC management and beginning to meet our assignments within the region, once the RPCs are fully installed and operational. Under our agreement with DIC, the KOC project pays us $20 per ton and we are expecting the RPC’s to process as much as 40 tons per hour based on the volume of feedstock supplied. Pursuant to the agreement with DIC, we would have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. Overall, we believe that the KERP project contains as much as 26 million tons of contaminated material. We plan to maximize the RPC technology with partners and capital from the Middle East for the purpose of creating a low-risk revenue and profit stream for the Company. With the successful trials, and the movement of RPCII to Kuwait, we believe the first steps have been accomplished in this endeavor.

In the fourth quarter of 2023, Enshaat notified us that it terminated its subcontract with DIC for the soil remediation and cleanup work for the KERP and that it desired to contract directly with us for the work on the project along the same terms as we were working under with DIC. Although DIC disputes that Enshaat had the authority to terminate the subcontract between Enshaat and DIC, we are planning to move forward with Enshaat directly for remediation services on the KERP.

Houston, Texas

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Maxus has funded the entire amount it agreed to pay, approximately $2.2 million, to finance the build-out of the Houston location, which was done in the form of a finance lease for the wash plant. We will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. During the construction phase of this agreement, the Company controls the asset with construction costs funded by Maxus. A third RPC has been manufactured and we are planning on deploying it at our new wash plant facility that is currently being constructed in the Houston, Texas area.

Market Opportunity

Crude Oil Gathering, Storage and Transportation

We are presently seeking additional acquisition or development opportunities within the traditional midstream oil and gas sector which are complementary to our existing facilities which provide us with an opportunity to capture more of the energy value chain.

Remediation Processing Centers

Houston

In April 2022, we contracted with an industrial solutions service company as independent contractor to assist us in our operations in the Gulf Coast Region, including Texas, Louisiana, Arkansas, Oklahoma, and New Mexico. As noted above, in conjunction with our contractor, we secured a site location to mobilize, commission, and operate the Company’s RPC technology, which is anticipated to be on the land lease we entered into in December 2022 for approximately 3.5 acres of land in Houston, Texas (commonly known as The San Jacinto River & Rail Park). The Land Lease is for an initial term of 126 months and may be extended for an additional 120 months. Our contractor is acquiring the required state and local permits, which are prerequisites to us being able to deliver and set up a RPC we had manufactured in 2022 and 2023. After the RPC is set up and tested in Houston, Texas we intend to contract with the independent contractor to assist us in operating the RPC and to supply us with a workforce to do so.

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

The KERP project is anticipated to involve approximately 26 million cubic meters of contaminated oil sands requiring remediation. We expect that as much as 20% of the contaminated soil will contain more than 5% hydrocarbon contamination. Our agreement with DIC is for clean-up of a portion of the KERP project.

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

On December 14, 2021, we, together with our subsidiary, Vivaventures Energy Group, Inc., entered into a Services Agreement (the “Services Agreement”) with Al Dali International Co., a company organized under the laws of Kuwait (“DIC”). The Government of Kuwait and the United Nations, acting through the Kuwait Oil Company (“KOC”) has awarded to Enshaat Al Sayer rights to remediate contaminated soil under the Kuwait Remediation Program pursuant to the South Kuwait Excavation, Transportation and Remediation Project (“KOC Remediation Contract”). To fulfill its role, Enshaat Al Sayer engaged the Company, through the Company’s agreement with DIC, to perform contaminated soil treatment for the KOC Remediation Contract using the Company’s patented technology for extracting hydrocarbons, through the Company’s Remediation Processing Center (“RPC”) plants.

We are due to receive $50,000 upon the successful remediation of the first 100 tons ($500 per ton) of contaminated soil under its subcontractor services for the KOC Remediation Contract. In addition, we are due to receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. The Company and DIC agreed to sell this sub-product and share the net profits equally (50% to the Company and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to our Agreement with DIC, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate.

Pursuant to a new phase of the project under the Agreement, on or about February 28, 2023, our pilot plant ran test runs on contaminated soil, which showed the pilot RPC successfully reduced the oil content in the soil to as little as 0.02%. Due to these results, we were able to borrow $1.9 million USD from our partners in Kuwait to move the Remediation Processing Center that was located in Vernal, Utah (RPC II) to Kuwait so that both machines may work on a new phase of the project in Kuwait. RPC II has arrived in Kuwait and we are currently working on completing the civil work necessary for us to reconstruct RPC II on the site in Kuwait. We are looking forward to showcasing the RPC technology to KOC management and beginning to meet our assignments within the region, once the RPCs are fully installed and operational.

In the fourth quarter of 2023, Enshaat notified us that it terminated its subcontract with DIC for the soil remediation and cleanup work for the KERP and that it desired to contract directly with us for the work on the project along the same terms as we were working under with DIC. Although DIC disputes that Enshaat had the authority to terminate the subcontract between Enshaat and DIC, we are planning to move forward with Enshaat directly for remediation services on the KERP.

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

Hydrocarbon Upgrading Technologies

We have acquired a license described below that will enable us to upgrade the hydrocarbons recovered from our remediation process. This process has been proven in laboratory tests, but we have not yet performed this upgrading in a commercial setting.

In 2017, we acquired from CSS Nanotech an exclusive license to use their nano-sponge technology for $2,416,572 in Series C Preferred Stock, which has since converted to common stock. The technology essentially serves as a micro-upgrader, transforming hydrocarbon product into a more useful product, such as petroleum or gasoline, as an addition to our hydrocarbon extraction technology. The inventor of this technology subsequently joined us as our Chief Scientific Officer. This patented technology allows for hydrocarbon material to be absorbed by a specialized sponge. Low energy microwaves are then introduced into the process and the sponge, which is made of a highly thermally conductive material, absorbs this energy causing an instant thermal effect, which essentially refines the crude by cutting or cracking the carbon chains. We intend to add this system to our process of upgrading the heavy crude recovered by our RPCs.

We believe that this technology has the ability to upgrade the heavy crude that is recovered from our recovery and remediation process based on our needs and demand, and we intend to fully integrate this technology into our process.

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

Competitive Strengths

We believe the following strengths provide us with a distinct competitive advantage and will enable us to effectively compete on a global basis:

●	Proprietary patented technology;

●	Environmental advantages; and

●	Experienced and highly skilled management, Board of Directors and Advisory Board.

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

Experienced and Highly Skilled Management, Board of Directors and Advisory Board

Our management team has started and successfully grown numerous companies and has utilized this experience to develop a strategic vision for the Company. We have demonstrated the effectiveness of our technologies in Kuwait, accomplishing the clean-up of contaminated areas.

Our Board of Directors is comprised of accomplished professionals who bring decades of experience to the Company. Our Board of Directors includes our Chief Executive Officer, who brings more than two decades of experience in midstream oil and gas senior management roles, our Chief Financial Officer, who is a CPA and previously worked at Deloitte LLP (USA) and later at KSJG, LLP (later acquired by Withum+Brown, PC), where he worked with clients with assets of more than $100 billion and annual revenues of more than $15 billion, a director with over 35 years of experience in Board of Directors, CEO and Senior Management positions in a variety of industries including technology services, telecommunications, healthcare, and business process outsourcing, and a director who brings over 25 years of experience in operations and senior management in the midstream and downstream sectors of the oil and gas industry.

In addition, we have an Advisory Board comprised of former senior members of oil and gas companies, both in the United States and in the Middle East. Our Advisory Board is led by one member who is an accomplished business professional and a member of a royal family based in the Middle East and another member who is an experienced health and safety expert operating in the oil and gas industries.

We rely on our Board of Directors and Advisory Board to provide it with both high level advice and guidance along with using their contacts to help open various markets. Additionally, the Advisory Board acts as a preliminary informal sounding board for the Board and management for these particular areas in which the Advisory Board members have expertise. We believe the combination of our management team, Board of Directors and Advisory Board provides us with a significant competitive advantage over our competitors due to their breadth of experiences and relationships.

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

Remediation Processing Centers

We will strive to grow our RPC business by pursuing the following strategies:

●	Expansion into new and complementary markets;

●	Operating our Remediation Project in Kuwait;

●	Increase of revenue via new service and product offerings; and

●	Strategic acquisitions and licenses targeting complementary technologies.

Expansion into New and Complementary Markets

We intend to explore expansion opportunities on a global basis, including in places with extreme contamination and naturally occurring oil sands deposits, where we believe our technology and service offerings may provide a distinct competitive advantage. We are currently in discussions with several groups for deploying our RPCs for remediation projects (primarily for oil spills, tank bottom sludge and drill cuttings) domestically in Corpus Christ, TX, Midland, TX Cushing OK, Lake Charles, LA. Our technology is able to process tank bottom sludge, drill cuttings, and soils form hydrocarbon spills, returning the sand to less than 0.5% contamination while reclaiming the oil for waste energy use. In furtherance of that strategy, as noted above, in April 2022, we contracted with an industrial solutions service company as independent contractor to assist us in placing a RPC in the Houston, Texas market where we have leased property (the San Jacinto River & Rail Park) for the purpose of processing hydrocarbon tank bottoms. Once our contractor has acquired the required state and local permits, which are prerequisites to us being able to deliver and set up a RPC on the site, and after the RPC is set up and tested, we intend to contract with the independent contractor to provide us with the workforce to begin operating the plant. Once the oil truck wash and remediation facility is completed it will allow us to charge tipping fees for our service to take in tank bottoms for our plant to remediate. Our independent contractor is working to secure feed stock contractors through their industry relationships.

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

Operating our Remediation Project in Kuwait

Our RPC technology was successfully used in our initial project for KOC in Kuwait, where we removed hydrocarbons from soil with more than 7% contamination and, following the process, the hydrocarbon contamination level of the soil was reduced to as little as 0.02%, which was lower than the level needed to meet the project specifications. There is still approximately 26 million cubic meters of soil contaminated by oil from the Iraqi invasion of Kuwait. Pursuant to our Services Agreement with DIC, we will receive $50,000 for the successful remediation of the first 100 tons ($500 per ton) under its subcontractor services for the KOC Remediation Contract. In addition, we will receive $20 per treated ton of soil after the initial 100 tons. The treatment process using the RPC plants is anticipated to generate a bitumen sub-product. We have agreed with DIC to sell this sub-product and share the net profits equally (50% to us and 50% to DIC), after allocating 30% of the net profits to DIC in the form of a sales and marketing payment, which will be invoiced on a monthly basis, in accordance with the Agreement. Pursuant to the Agreement, we will have a stockpile of at least 444,311 tons with at least 5% oil contamination for us to remediate. Other technologies may also be used for the less contaminated soils.

In the fourth quarter of 2023, Enshaat notified us that it terminated its subcontract with DIC for the soil remediation and cleanup work for the KERP and that it desired to contract directly with us for the work on the project along the same terms as we were working under with DIC. Although DIC disputes that Enshaat had the authority to terminate the subcontract between Enshaat and DIC, we are planning to move forward with Enshaat directly for remediation services on the KERP.

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

Scepter Holdings

We currently hold 826,376,882 (approximately 17.5% of the outstanding common) shares of Scepter Holdings, Inc. (OTC Markets: BRZL), a company that manages the sales and development of consumer-packaged goods. Our holdings of 826,376,882 common shares have a market value of approximately $495,826 as of April 3, 2024.

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

We have the following direct and indirect wholly-owned active subsidiaries: Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation. We have a 99.95% ownership interest in Vivaventures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in Vivaventures Energy Group, Inc. is held by a private investor unaffiliated with the Company. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company.

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

Employees

As of the date of this Annual Report on 10-K, we have 5 full-time employees, consisting of our CEO, CFO, and additional administrative and direct operations personnel, as well as numerous independent contractors. None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are satisfactory.

Properties

We own approximately 9 acres of land near Delhi, Louisiana where we operate a crude oil gathering, storage, and transportation facility.

We currently lease executive office space in Lehi, Utah, Las Vegas, Nevada, Houston, Texas, Dallas, Texas, and Laguna Hills, California. The Company also leases warehouses in Las Vegas, Nevada and Houston, Texas, and have paid to be on a land site in Houston, Texas. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

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

Our services related to our RPCs may not prove to be successful. We have deployed only two RPC units to date to Kuwait. We will need to scale our remediation business beyond these two RPCs and demonstrate that our scaled-up recovery and remediation business can be profitable. Any future success that we may enjoy related to our RPC business will depend on many factors, some of which may be beyond our control, and others which cannot be predicted at this time. Although we began operations in 2008 as a technology acquisition company primarily focused on medical technologies, we have been operating under our current business plan focused on soil remediation since 2011, and we have not yet proven to be profitable. We have not yet sold any substantial amount of products or services commercially and have not proven that our business model will allow us to identify and develop commercially feasible products or technologies. Likewise, SFD and WCCC have limited operating histories and subject to similar risks as new business ventures.

We have historically suffered net losses, and we may not be able to sustain profitability.

We had an accumulated deficit of $65,908,406 as of December 31, 2023, and we expect to continue to incur significant development expenses in the foreseeable future related to the completion of the development and commercialization of our RPC products. As a result, we are incurring operating and net losses, and it is possible that we may never be able to sustain the revenue levels necessary to achieve and sustain profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our financial condition casts doubts about our ability to continue as a going concern.

As a result of our financial condition, there is uncertainty regarding our ability to continue as a going concern. To that end, our independent registered public accounting firm for our financial statements for the year ended December 31, 2023 has included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

We depend on the continued services of our key personnel, including James Ballengee, our Chief Executive Officer, Tyler Nelson, our Chief Financial Officer, and Leslie D. Patterson, our Executive Vice President, Operations and Construction. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

A majority of the members of our Board of Directors are not currently independent, in violation of Nasdaq Listing Rules.

On December 6, 2023, we received notice from David Natan of his resignation, effective immediately, from our Board of Directors (the “Board”) and from his positions as Chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Governance Committee. We informed The Nasdaq Stock Market LLC (“Nasdaq”) of Mr. Natan’s resignation on December 7, 2023. On December 12, 2023, we received notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us, based upon the resignation of David Natan from the Board, we are not currently in compliance with the board of directors independence requirements set forth in Nasdaq Listing Rule 5605(b)(1) and the requirement in Nasdaq Listing Rule 5605(c)(2)(A) to have an audit committee comprised of at least three independent directors. As a result of Mr. Natan’s resignation, the Board, as currently constituted, does not have a majority of directors who would be considered “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and Rule 5605(c)(4), Nasdaq provided us a cure period until June 3, 2024 to evidence compliance with the Listing Rules. If we are not able to appoint additional independent members to our Board of Directors prior to June 3, 2024 our common stock could be delisted from Nasdaq.

We do not currently have three independent directors on our audit committee and do not have a member that qualifies as an “audit committee financial expert” in violation of Nasdaq Listing Rules.

As indicated above, on December 6, 2023, David Natan, our Audit Committee chairman, resigned from the Board and from all Board committees, including the Audit Committee. As a result, the Audit Committee of the Board currently consists of only two independent directors, in violation of Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee to have three independent directors. We also do not currently have a member on our Audit Committee that qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and Rule 5605(c)(4), Nasdaq provided us a cure period until June 3, 2024 to evidence compliance with the Listing Rules. If we are not able to appoint at least one independent director to our Audit Committee and/or appoint at least one independent director that qualifies as an “audit committee financial expert” prior to June 3, 2024 our common stock could be delisted from Nasdaq.

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

We expect to obtain additional capital during 2024 through financing lease structures for our RPCs or other financing structures related to our RPCs. Unless we can achieve and sustain profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan.

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

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to shareholders: As of December 31, 2023, the maximum potential dilution is 3,793,801, and includes convertible notes payable convertible into approximately 224,560 shares of common stock, vested stock options and stock awards granted to current and previous employees of 1,821,011 shares of common stock. Vested stock options and stock awards grants granted to Board members of 668,230 shares of common stock were granted as of December 31, 2023. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023 (see Note 19). There was also a warrant issued and outstanding to EF Hutton for the purchase of 80,000 shares of common stock as of December 31, 2023. These warrants were related to and granted during the close of the underwritten public offering in February 2022.

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

We have identified material weaknesses in our internal controls related to the segregation of duties and financial reporting process within our internal controls. We did not have enough personnel in our accounting and financial reporting functions. (1) Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in the current year, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (2) We did not always follow certain review procedures related to corporate governance. Due to a vacancy of an independent audit committee chairman with financial expertise, and failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the independent Board of Director level over subjective and complex accounting and risk assessment. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. We believe we may be able to substantially resolve our identified material weakness in our internal controls in the future as we continue to hire personnel to fulfill the duties related to the financial reporting process and growth in our business. There can be no assurances that weakness in our internal controls will not occur in the future.

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

We, and our customers and prospective customers, are subject to numerous governmental regulations, both domestically and internationally. In order to operate successfully we must be able to comply with these regulations.

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

We are in the process of moving an RPC from Vernal, Utah to Kuwait. If we are unable to complete this move, or unable to properly refurbish the RPC to operate in Kuwait, we could incur substantial losses.

In connection with our work on the Kuwait Environmental Remediation Program (KERP), we are in the process of relocating, refurbishing, and installing an RPC from Vernal, Utah to Kuwait. The installation of this RPC in Kuwait will allow us to work on the KERP with a full-sized RPC. In the event we are unable to successfully transfer the RPC to Kuwait and/or refurbish the RPC to operate in Kuwait we could incur substantial losses and in potentially moving the RPC to another location.

We are building a new facility near Houston, Texas to place an RPC and perform wash plant services. If we are not successful in installing our RPC and/or building out the wash plant facility we could incur substantial losses.

Under our agreement with Maxus Capital Group, LLC (“Maxus”), we are building out a facility on land we lease near Houston, Texas and are obligated to pay Maxus approximately $58,000 per month for four years. In the event we are not able to place on RPC at the facility and/or are unable to build out the facility to perform wash plant services, we could default on our obligation to Maxus, which could cause us substantial losses.

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

James Ballengee, one of our officers and directors, and Chairperson of the Board of Directors, beneficially owns approximately 41.49% of our outstanding Common Stock. As a result, Mr. Ballengee is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Ballengee may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

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

Although, we maintain insurance coverage against liability for personal injury, death and property damage, there can be no assurance that this insurance will be sufficient to cover any such liabilities. We may not be insured or fully insured against the losses or liabilities that could arise from a casualty in the business operations. In addition, there can be no assurance that particular risks that are currently insurable will continue to be insurable on an economical basis or that the current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may incur a significant liability.

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

The lands on which we conduct our business operations must comply with applicable zoning regulations. Any unknown or future violations could limit or require us to cease operations.

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

Under the terms of the MIPA entered into on August 1, 2022, as amended subsequent to December 31, 2023, we agreed with the Sellers that, in the event of a breach of the terms of the MIPA, the Notes, or the Pledge Agreement, the sole and exclusive remedy of the parties will be to unwind the MIPA transaction (the “Unwinding”). Under the MIPA documents, as amended, the Threshold Payment, and corresponding Unwinding right held by the Sellers, will expire upon the earliest to occur of (i) payment of the Threshold Payment on or before the extended Threshold Payment Date (February 1, 2025), (ii) the closing of the proposed merger transaction with Empire Diversified Energy, Inc., or (iii) the proposed acquisition of Endeavor Crude, LLC and affiliated entities. In the event the Threshold Payment is not extinguished by the occurrence of (i) – (iii) above, then the Sellers could force the Unwinding. In any such Unwinding, the Membership Interest (as defined in the MIPA) will be transferred to Sellers and Sellers will assign and transfer to us, the number of shares of our common stock constituting the Purchaser Stock Consideration and any other amounts (the “Pre-Payment Amounts”) paid to Sellers by us above and beyond the monthly amounts required to be paid to Sellers under the Notes. If the MIPA transaction were to be unwound we would no longer own SFD and WCCC, which would substantially impact our operations and revenues.

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

Other investors with significant capital may compete with us for attractive investment opportunities. These competitors may include publicly traded companies, private equity firms, privately held buyers, individual investors, and other types of investors. Such competition may increase the price of acquisitions, or otherwise adversely affect the terms and conditions of acquisitions. This could materially adversely affect our company and the trading price of our stock.

The Merger Agreement we entered into with Empire is subject to numerous closing conditions and may not close as structured, or at all.

On February 26, 2024, we entered into the aforementioned Merger Agreement with Empire Diversified Energy, Inc., pursuant to which Empire will become a wholly-owned subsidiary at the closing of the transaction. The Merger Agreement is subject to numerous closing conditions that must be met by both parties and in the event those conditions are not satisfied the structure of the transaction may change prior to closing or the transaction may not close at all.

The Membership Interest Purchase Agreement we entered into regarding Endeavor is subject to numerous closing conditions and may not close as structured, or at all.

Effective March 21, 2024, we entered into the aforementioned Membership Interest Purchase Agreement with Jorgan Development, LLC and JBAH Holdings, LLC (the “Endeavor MIPA”), pursuant to which we would acquire 100% of the outstanding membership units of Endeavor Crude, LLC (f/k/a Meridian Transport, LLC), Equipment Transport, LLC, Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC (the “Endeavor Entities”) from Jorgan and JBAH and the Endeavor Entities will become a wholly-owned subsidiaries of ours at the closing of the transaction. The Endeavor MIPA is subject to numerous closing conditions that must be met by both parties and in the event those conditions are not satisfied the structure of the transaction may change prior to closing or the transaction may not close at all.

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

We are not in the business of buying and selling securities of other companies. As our strategy had involved the Company investing in other companies, including Scepter Holdings, it is possible that we could be deemed an investment company, although, given the nature and extent of our business operations, we do not believe that we are or will be subject us to the Investment Company Act. Our investment in Scepter Holdings arose from loan agreements that were settled in the form of equity because cash was not available for the borrowers to pay the loans in cash. The Company has not traded or sold any securities of other companies that it has acquired. For those LLCs for which the Company serves as manager, it has been disclosed in the business plan of these LLCs that their primary business is manufacturing heavy machinery or to provide the Company with cash to specifically manufacture or purchase heavy machinery in exchange for a royalty from the production of the heavy machinery. These entities do not engage in activities such as investing, reinvesting, owning, holding or trading “investment securities,” and neither the units of ownership for these entities, nor rights to royalties, have any market and are not traded, and such interests are accounted for at cost.

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

Item 1B - Unresolved Staff Comments

Not applicable.

Item 1C - Cybersecurity

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information from unauthorized access or attack, as well as secure our network and systems. Such processes include physical, procedural, and technical safeguards, tests on our systems, and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including an information technology consultant, to enhance our cybersecurity oversight.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides periodic updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our informational technology consultant leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our informational technology consultant has over 34 years of experience working with companies in the information technology field.

We are working with our information technology consultant to help improve our overall cybersecurity and plan to take any necessary steps to protect our information assets and operations from internal and external cyber threats in the event any such steps are recommended.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

Item 2 - Properties

We own approximately 9 acres of land near Delhi, Louisiana where we operate a crude oil gathering, storage, and transportation facility.

We currently lease executive office space in Lehi, Utah, Las Vegas, Nevada, Houston, Texas, Irvine, California, and Laguna Hills, California. The Company also leases warehouses in Las Vegas, Nevada and Houston, Texas, and have paid to be on a land site in Vernal, UT and Houston, Texas. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

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

Holders

As of April 4, 2024, there were 27,710,253 shares of Common Stock outstanding held by approximately 534 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There is a warrant to purchase 80,000 shares of common stock issued and outstanding as of April 4, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 10, 2023, our 2023 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock. The Plan’s number of authorized shares is 40,000,000. As of April 4, 2024, no options had been granted or exercised under the Plan. As of April 4, 2024, there were stock awards granted of 3,584,340 shares of common stock at a weighted exercise price of $0.83 per share under the plan. As of April 4, 2024, the Plan had 2,394,882 vested shares and 1,189,458 non-vested shares underlying the stock awards. We have not issued any other type of equity awards under the Plan.

On February 14, 2022, our 2021 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors. The Plan’s number of authorized shares is 2,000,000. As of April 4, 2024, there were stock options and awards granted to acquire 1,816,900 shares of common stock at a weighted exercise price of $2.50 per share under the plan. As of April 4, 2024, the Plan had 1,720,221vested shares and 96,679 non-vested shares underlying the stock options. As of April 4, 2024, no options had been exercised under the Plan. We have not issued any other type of equity awards under the Plan. The stock options issued under the Plan are held by certain of our current and former executive officers.

Recent Issuance of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act in the last fiscal year. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

2023

On June 20, 2023, we issued a 15% secured promissory note (the “Note”) due as described below, to DIC, in the principal amount of up to $1,950,000 (the “Principal Amount”), in relation to the Services Agreement. The Company will use the proceeds of the Note in refurbishing, relocating and fully installing the Company’s RPC currently located in Vernal, Utah to DIC’s location in Kuwait. As security interest to secure repayment of the Note, the Company issued DIC an option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.179 per share (the “Option”). At any time there are amounts due to DIC under the Note, DIC may use the amounts then outstanding to purchase some or all of the shares under the Option by using the outstanding amounts as payment of the exercise price under the Option.

On August 29, 2023, we issued 154,744 shares of common stock at approximately $1.42 per share for a $220,000 reduction of liabilities.

On October 6, 2023, we issued 35,000 shares of common stock at approximately $1.00 per share for a $35,000 reduction of liabilities.

On October 28, 2022, we agreed to issue 7,042,254 restricted shares of our common stock in exchange for the forgiveness and cancellation of $10,000,000 of principal under certain promissory notes held by entities controlled by James Ballengee, our Chief Executive Officer, on a pro rata basis, reflecting a conversion price of $1.42 per share. These shares were issued on November 10, 2023.

On October 28, 2022, we entered into an executive employment agreement with James Ballengee (the “Employment Agreement”) with respect to the Company’s appointment of Mr. Ballengee as Chief Executive Officer and Chairman of the Board. Pursuant to the Employment Agreement, Mr. Ballengee will receive annual compensation of $1,000,000 payable in shares of the Company’s Common Stock, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation Shares”). The CEO Compensation shall be subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of such requirements (the “CEO Compensation Shares Issuance”). We issued 923,672 shares of our common stock for the CEO Compensation Shares Issuance on November 10, 2023.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on 10-K.

Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services.

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

Revenue

For the years ended December 31, 2023 and 2022, we realized revenues of $59,321,752 and $28,107,223, respectively, representing an increase of $31,214,529 or 111.06%. The increase in revenue is primarily attributed to our oil and natural gas liquid sales which have been realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Cost of Revenue

For the year ended December 31, 2023 and 2022, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination which closed on August 1, 2022.

For the years ended December 31, 2023 and 2022, costs of revenue were $54,300,788 and $25,239,962, respectively, representing an increase of $29,060,826 or 115.14%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our oil and natural gas liquid products realized through the operations from our newly acquired businesses in SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Gross Profit and Gross Margin

For the years ended December 31, 2023 and 2022, we realized gross profit of $5,020,964 and $2,867,261, respectively, representing an increase of $2,153,703 or 75.11%. For the year ended December 31, 2023 and 2022, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Our gross margin will continue to be affected by a variety of factors that include the market prices of our oil products, the volume produced by our facilities, and our ability to raise capital to continue to fund our operations or other ancillary agreements outside of the oil gathering, transportation, and storage activities.

Operating Expenses

Our operating expenses consist primarily of marketing, general and administrative expenses, bad debt expense, impairment loss, and amortization and depreciation expense. Marketing expenses include marketing fees of company representatives for marketing the business and its products and services as well as investor customer service. General and administrative expenses include professional services, including audit, tax, and legal fees associated with the costs for services in finance, accounting, administrative activities and the formation and compliance of a public company. Bad debt expense includes the expense associated with assets that management analyses and estimates may be uncollectible. Impairment loss includes the expense associated with events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Amortization and depreciation expense uses the useful life of the asset to calculate the amortization or depreciation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and management’s judgment.

For the years ended December 31, 2023 and 2022, we realized operating expenses of $11,352,624 and $25,611,216, which represents a decrease of $14,258,592, or 55.67%. Our operating expenses decreased due to multiple substantial events and their associated expenses throughout 2022, including approximately $12,300,837 in impairment loss and bad debt expense, as discussed below.

For the years ended December 31, 2023 and 2022, we realized an impairment loss of none and $11,138,830, which represents a decrease of $11,138,830 or 100%. Our impairment loss directly related to multiple events throughout 2022, including disruptions at our Vernal, Utah plant due to supply and personnel limitations, in which we realized an impairment loss of $447,124 on a license agreement with TBT Group and the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC; After taking into consideration new information in 2022 related to the costs of building our own test facility or using new partners to test our ammonia synthesis catalyst, we realized an impairment loss of $3,254,999 to our ammonia synthesis assets; The operations surrounding our precious metals extraction services were suspended until 2022, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss $6,269,998 surrounding the extraction machinery, and we reserved further against our work-in-process precious metal concentrate in the amount of $1,166,709 as it had not been sold as anticipated in its concentrate form during 2022. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

For the years ended December 31, 2023 and 2022, we realized bad debt expense of none and $1,162,007, which represents a decrease of $1,162,007 or 100%. The decrease in bad debt expense is directly related to two note receivables. The first note receivable relates to the sale of 3,309,578 shares of marketable securities in December 2021 in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 with payments due quarterly over a five-year term. The purchaser made their initial payment in the first quarter of 2022 but has not made further payments. The second note receivable is a $333,744 note receivable with TMC Capital, LLC, an affiliate of MCW Energy Group Limited. The parties amended their agreement in December 2021 to have the note paid on or before October 1, 2022, but we have not received payment. In 2022 we reserved against these notes in the amount of $828,263 and $333,744.

Throughout 2022 we recognized increased professional services and compensation expenses, which relate to our registration statement, its amendments, preparing for and completing an underwritten public offering of our common stock, including our preparations and completion of an uplist of our common stock to a senior stock exchange, and two substantial acquisitions of SFD and WCCC. For example, for the years ended December 31, 2023 and 2022, we realized stock option expense of $2,064,466 and $4,079,591, which represents an decrease of $2,015,125, or 49.40% decrease.

For the years ended December 31, 2023 and 2022, we realized amortization and depreciation expense of $3,932,744 and $2,953,629, which represents an increase of $979,115 or 33.15%. The increase in amortization and depreciation expense is primarily attributed to the amortization of our newly acquired contracts (see Note 13) and depreciation from our newly acquired property, plant and equipment held by SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022.

Loss from Operations

For the years ended December 31, 2023 and 2022, we realized a loss from operations of $6,331,660 and $22,743,955, which represents a decrease of $16,412,295, or 72.16%. The decrease in loss is attributed to the net effect of the increase in gross profit and decrease in operating expenses discussed above.

Interest expense

For the years ended December 31, 2023 and 2022, we realized interest expense of $4,025,077 and $1,519,281, which represents an increase of $2,505,796, or 164.93%. The increase in interest expense is mainly attributable to the $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. The notes accrue interest of prime plus 3% on the outstanding balance of the notes. For the years ended December 31, 2023 and 2022, the Company accrued $2,993,121 and $1,126,429 in interest on these notes payable.

Unrealized loss on marketable securities

For the years ended December 31, 2023 and 2022, we reported an unrealized loss of $1,156,928 and $578,464 on marketable securities, which represents an increase in the unrealized loss of $578,464, or 100%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized losses as noted above.

Gain on deconsolidation of variable interest entity

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets ($10.2 million), liabilities ($551,950) and equity ($10.1 million) related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation.

Provision for income tax

The Company recorded an income tax benefit (provision) of (92,703) and $4,436,691 for the years ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate for 2023 and 2022 was -0.88% and 18.69%, which was the result of the (provision) or benefit of book income/losses offset by an additional valuation allowance on the net operating losses.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2023 and 2022 as presented below:

	December 31,
	2023	2022
Net cash used in operating activities	$(764,902)	$(4,143,297)
Net cash used in investing activities	(3,712,839)	(2,332,754)
Net cash provided by financing activities	2,039,255	8,165,125

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of December 31, 2023 and 2022, we had an accumulated deficit of approximately $65.9 million and $55.2 million. As of December 31, 2023 and 2022, we had a working capital deficit of approximately $34.9 million and $3.77 million, respectively.

As of December 31, 2023 and 2022, we had cash and cash equivalents of $744,307 and $3,182,793, with none and $81,607 attributed to variable interest entities, respectively.

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

For the years ended December 31, 2023 and 2022, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $10,835,275 and $20,247,621, a $88,323 and $(4,437,492) related to our provision for income taxes and the net effect on deferred tax liabilities (deferred tax assets), our depreciation and amortization of $3,932,744 and $2,953,629, an impairment loss of none and $11,138,830, a bad debt expense of none and $1,162,007, a gain on the deconsolidation of a variable interest entity of $438,099 and none, a decrease in accounts receivable of $930,893 and $2,613,278, a decrease in accounts payable of $366,592 and $3,408,157, an increase in other assets of $417,890 and $80,220. For the years ended December 31, 2023 and 2022, we were also able to issue stock for services of none and $1,472,888, and stock-based compensation of $1,597,881 and $2,606,703 in lieu of using cash. We also realized interest expense on loans and notes payable of $3,476,577 and $1,454,752 related to the original $28,664,284 in notes payable issued as consideration for our newly acquired entities, SFD and WCCC, which were acquired through our business combination, which closed on August 1, 2022. For the years ended December 31, 2023 and 2022, we also realized an unrealized loss of $1,156,928 and $578,464 on marketable securities as described above.

For the years ended December 31, 2023 and 2022, our net cash used in investing activities was mainly attributed to our purchase of equipment of $3,320,918 and $2,491,175 related to the manufacturing of our RPCs and wash plant facilities. The Company also reported $210, 862 of notes receivable assumed and a decrease in $181,509 of cash and cash equivalents in the deconsolidation of a variable interest entity and as of December 31, 2023.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the years ended December 31, 2023 and 2022, we received proceeds of $2,944,697 and $3,640,046 related to the issuance of notes and other loans. We also received proceeds of $6,240,000 from our February 14, 2022 underwritten public offering of 1,600,000 shares of common stock. For the years ended December 31, 2023 and 2022, we paid down notes payable and related party notes payable by $470,160 and $853,230 and made distributions to Viva Wealth Fund I, LLC unit holders of none and $861,691. For the years ended December 31, 2023 and 2022, we paid down finance lease liabilities by $446,782 and $429,578.

There are no further existing firm obligations; however, we anticipate construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current RPCs.

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2023, we had an accumulated deficit of approximately $65.9 million. As of December 31, 2023 and 2022, we had a working capital deficit of approximately $34.9 million and $3.77 million, respectively. As of December 31, 2023, we had cash of approximately $744,000. In addition, we have obligations to pay approximately $18.1 million of debt within one year of the issuance of these financial statements. Of the $18.1 million, $15.3 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and execute its business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2M through a sale lease back agreement, and subsequent to year end we raised an additional $3 million through additional debt financing (Note 22). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024 (Note 22). Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of December 31, 2023 because they have not closed as of the date of our filing.

Based on the above, we believe there is substantial doubt about the Company’s ability to continue as a going concern. The Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Management cannot provide any assurance that the Company will be able to execute its plans to raise additional capital, close its merger and acquisitions, or that its operations or business plan will be profitable.

Our ability to continue to access capital could be affected adversely by various factors, including general market and other economic conditions, interest rates, the perception of our potential future earnings and cash distributions, any unwillingness on the part of lenders to make loans to us and any deterioration in the financial position of lenders that might make them unable to meet their obligations to us. If we cannot raise capital through public or private debt financings, equity offerings, or other means, our ability to grow our business may be negatively affected. In such a case, we may need to suspend site and plant construction or further acquisitions until market conditions improve.

Contractual Obligations

Our contractual obligations as of December 31, 2023 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of December 31, 2023 are as follows:

2024	$963,900
2025	594,792
2026	471,756
Total	$2,030,448

Our contractual obligations as of December 31, 2023 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of December 31, 2023 are as follows:

2024	$435,906
2025	162,545
2026	136,975
2027	153,089
2028	143,237
Thereafter	2,823,472
Total	$3,855,244

Interest Rate and Market Risk

Interest Rate Risk

Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. We do not have variable interest rate-sensitive income agreements. We do have financing arrangements that were issued on August 1, 2022 as consideration for the business combination and acquisition of SFD and WCCC, in which the three-year notes have variable interest rates based on the prime rate, which exposes us to further interest expense if the prime rate increases. We believe that the LIBOR is being phased out globally and do not have any financings with variable interest rates based on the LIBOR.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements included in this report, which have been prepared in accordance with GAAP. For further information on the critical accounting policies see Note 3 of the Notes to the Consolidated Financial Statements. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Our estimates are made based upon historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis, and we may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, stock-based compensation, income taxes, effective interest rates related to long-term debt, marketable securities, lease assets and liabilities, valuation of stock used to acquire assets, and derivatives.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2023, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified include the following: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (2) We did not always follow certain review procedures related to corporate governance. Due to a vacancy of an independent audit committee chairman with financial expertise, and failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the independent Board of Director level over subjective and complex accounting and risk assessment. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of December 31, 2023, we have hired additional external accounting staff, whom are consultants with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We believe that these additions may provide for the remediation of these material weaknesses in 2024.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Since our assessment as of December 31, 2023, we anticipate nominating an Audit Committee Chairperson with a financial expertise, and hiring additional accounting staff. We believe that these additions may provide for the remediation of our material weaknesses in 2024.

Management’s report on internal control over financial reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 for the reasons discussed above.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and significant employees.

Name	Age	Position(s)
James Ballengee	58	Chief Executive Officer (Principal Executive Officer) and Director
Tyler Nelson	43	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director
Leslie D. Patterson	39	Executive Vice President, Operations & Construction
John Harris	75	Director
Albert Johnson	49	Director

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

Tyler Nelson joined Vivakor on a part-time basis as Chief Financial Officer in 2014 and has served as full-time Chief Financial Officer since September 2020. Mr. Nelson joined the Board of Directors of Vivakor in January 2023. Mr. Nelson is a CPA who worked from 2006 to 2011 in Audit and Enterprise Risk Services at Deloitte LLP (USA) and later at KSJG, LLP (later acquired by Withum+Brown, PC). He worked with clients with assets of more than $100 billion and annual revenues of more than $15 billion, which are considered some of the most respected financial institutions in the world. In 2011, Mr. Nelson began working for LBL Professional Consulting, Inc. where he provided merger and acquisition, initial public offering, and interim chief financial officer services to clients. Mr. Nelson continues to sit on the Board of Directors and remains an officer of LBL Professional Consulting, Inc. Mr. Nelson earned a Master’s Degree in Accountancy from the University of Illinois- Urbana-Champaign, and a Bachelor’s Degree in Economics with a minor in Business Management from Brigham Young University.

Leslie D Patterson joined Vivakor as the Vice President of Operations & Construction in 2023. Mr. Patterson has over three decades of construction and management experience in the domestic and international oil and gas industries. His experience spans operations, construction, business development, corporate strategy, and health, safety, and environmental concerns in onshore and offshore projects. Units under his management have recorded near zero reportable health, safety and environmental incidents. Mr. Patterson has managed the development, construction, and commencement of operations of major capital projects for BP, ExxonMobil, Chevron, Shell, Tesoro, Sinclair, Kennecott, and Williams Gas, among others. He previously worked as Senior Vice President of Pipelines & Terminals for Bridger Logistics (from 2012 to 2017, the midstream division of Ferrellgas Partners, LP (NYSE: FGP), where he independently led, developed and managed three of the company’s seven business units (pipelines, terminals, and saltwater disposal) to consistent profitability through multiple management teams and large-scale M&A transactions. Prior to Bridger, Mr. Patterson was a division operations manager at EMS, an oilfield services firm, from 2008 to 2012. Prior to EMS, he worked as the head of business development for STARCON International, an industrial projects and turn around, and as a division business development manager for TEPSCO and Vice president of business development for Centry Constructors.

Directors

James Ballengee - See “Executive Officers”

Tyler Nelson - See “Executive Officers”

John R. Harris, age 75, combines over 35 years of experience in Board of Directors, CEO and Senior Management positions in a variety of industries including technology services, telecommunications, healthcare, and business process outsourcing. He currently serves on the board of directors for the Hackett Group, Hifu Prostate Services, GenHemp, and Everservice. Since 2009 Mr. Harris has primarily been a private investor, advisor, and board member for both public and privately held companies. From 2006 to 2009 he was CEO of Etelecare Global solutions a leading provider of offshore teleservices to Fortune 1,000 companies. From 2003 to 2005 he served as the CEO of Seven Worldwide, a digital content management company where he was previously a member of the board of directors of the company. From 2001 to 2003, Mr. Harris consulted with a variety of venture-backed early-stage companies. Previously Mr. Harris spent 25 years with Electronic Data Systems in a variety of senior executive positions to include President of the 4 strategic business units serving the telecommunications and media industries world-wide. He was elected as a Corporate Vice-President and Officer of the company. During his tenure with EDS, he gained extensive international experience working and living in the Middle East, Europe and Asia. Mr. Harris has extensive public company board experience through prior services on the boards of Premier Global Services, Cap Rock Communications, Genuity, Ventiv Health, Startek, Sizmek, Mobivity and Applied Graphic Technologies and served in a variety of positions to include board member, committee chairman, lead director and chairman. Mr. Harris received his BBA and MBA from the University of West Georgia where he serves on the Board of Advisors to the Richards School of Business.

Albert Johnson, age 49, brings over 25 years of experience in operations and senior management in the midstream and downstream sectors of the oil and gas industry. Previously, Mr. Johnson had been involved in public and privately held companies holding various positions in senior management and serving as a member of boards of directors. From 2014 to 2015, he was Director of Business Development for Sunoco Logistics, LP., a publicly traded master limited partnership involved in the marketing, trading, transportation and terminalling of crude oil, products and NGLS. From July 2015 through May 2017, Mr. Johnson was the Vice President of Business Development for Navigator Energy Services, LLC., a private equity backed company involved in the gathering, transportation and terminalling of crude oil. From March 2018 to November 2022, Mr. Johnson served as Executive Vice President Business Development for ARX Energy, LLC. Since November 2022, Mr. Johnson has served as Chief Commercial Officer for ARX Energy, LLC., a privately held company involved in building a world class clean fuels facility in the Port of Brownsville, Texas. Mr. Johnson served on the Board of Directors for West Texas Gulf Pipe Line Company and on the Management Committee of SunVit Pipeline, LLC. He has an undergraduate degree in History from the University of Texas at Austin and an MBA finance concentration from Jones Graduate School of Business at Rice University.

Family Relationships

There are no family relationships between any of our directors and executive officers.

Corporate Governance Overview

Board Composition and Director Independence

Our Board of Directors consists of four members. The directors are elected at each annual meeting to hold office until the next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in the Nasdaq rules.

In making the determination of whether a member of the board is independent, our board considers, in addition to Nasdaq rules, among other things, and transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that John Harris and Albert Johnson are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

On December 6, 2023, we received notice from David Natan of his resignation, effective immediately, from our Board of Directors (the “Board”) and from his positions as Chairman of the Audit Committee and as a member of the Compensation Committee and the Nominating and Governance Committee. We informed The Nasdaq Stock Market LLC (“Nasdaq”) of Mr. Natan’s resignation on December 7, 2023.

On December 12, 2023, we received notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us, based upon the resignation of David Natan from the Board, we are not currently in compliance with the board of directors independence requirements set forth in Nasdaq Listing Rule 5605(b)(1) and the requirement in Nasdaq Listing Rule 5605(c)(2)(A) to have an audit committee comprised of at least three independent directors.

As a result of Mr. Natan’s resignation, the Board, as currently constituted, does not have a majority of directors who would be considered “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and Rule 5605(c)(4), Nasdaq provided us a cure period until June 3, 2024 to evidence compliance with the Listing Rules.

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

Audit Committee

Our Audit Committee is currently comprised of Albert Johnson and John Harris, each of whom qualify as an independent director under applicable Nasdaq and SEC rules, and “financially literate” under applicable Nasdaq rules. As indicated above, on December 6, 2023, David Natan, our Audit Committee chairman, resigned from the Board and from all Board committees, including the Audit Committee. As a result, the Audit Committee of the Board currently consists of only two independent directors, in violation of Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee to have three independent directors. Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and Rule 5605(c)(4), Nasdaq provided us a cure period until June 3, 2024 to evidence compliance with the Listing Rules. We do not currently have a member on our Audit Committee that qualifies as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

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

Compensation Committee

Our Compensation Committee is currently comprised of Albert Johnson and John Harris, each of whom qualify as an independent director under applicable Nasdaq rules. John Harris serves as the chairman of the Compensation Committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Albert Johnson, and John Harris, each of whom qualify as an independent director under applicable Nasdaq rules. Albert Johnson serves as the chairman of the Nominating and Corporate Governance Committee.

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

Item 11 - Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2023;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2023 who had total compensation exceeding $100,000 (if applicable); and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2023 (if applicable), who we will collectively refer to as the named executive officers, for the years ended December 31, 2023 and 2022, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James Ballengee	2023	1,000,000	(2)	-0-		-0-		-0-		-0-	-0-	76,923	(6)	1,076,923
CEO and Chairman(1)	2022	178,082	(2)	-0-		-0-		-0-		-0-	-0-	13,313	(6)	191,395

Tyler Nelson	2023	350,000		700,000	(4)	-0-		-0-		-0-	-0-	57,631	(6)	1,107,631
CFO and Secretary	2022	219,315	(3)	605,467	(4)	-0-		1,652,085	(5)	-0-	-0-	35,220	(6)	2,512,087

Leslie D. Patterson	2023	75,000		-0-		175,000	(11)	-0-		-0-	-0-	-0-		250,000
Executive Vice President, Operations & Construction	2022	-0-		-0-		-0-		-0-		-0-	-0-	-0-		-0-

Matthew Nicosia	2022	138,904	(8)	125,000	(9)	-0-		1,053,224	(10)	-0-	-0-	11,044	(6)	1,328,172
Former CEO and Former Chairman(7)

(1)	Mr. Ballengee was hired as our Chief Executive Officer on October 28, 2022.
(2)	Pursuant to Mr. Ballengee’s Employment Agreement, his salary is paid in shares of our common stock, priced based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of his Employment Agreement, as applicable. The five (5) day volume-weighted average price of our common stock for shares issued for $178,082 of his 2022 salary and $821,978 of his 2023 salary was approximately $1.08 (covering October 28, 2022 through October 28, 2023). As a result, we issued Mr. Ballengee 923,672 shares of our common stock as payment for his salary for 2022 and 2023 (through October 28, 2023). As of December 31, 2023, $178,082 of his 2023 salary (October 28, 2023 through December 31, 2023) or 295,085 shares of our common stock are payable to Mr. Ballengee on January 28, 2024. The five (5) day volume-weighted average price of our common stock for these shares is approximately $0.60 per share.
(3)	Of this total amount, $51,662 was paid in cash and the remaining $167,653 was accrued as of December 31, 2022 and 2023.
(4)	Of the 2022 bonus amount, $605,467 and $580,194 was accrued as of December 31, 2022 and 2023. In 2023, $25,273 of the 2022 bonus was paid in cash. Of the 2023 bonus amount, $700,000 was accrued as of December 31, 2023.

(5)	Includes the aggregate grant date fair value of the stock option to acquire 917,825 shares of our common stock issued to Mr. Nelson under the Nelson Employment Agreement. Such stock options were priced using the Black-Scholes option pricing model to determine the fair value of the options on the date of grant, using the following assumptions:

June 9, 2022
Risk-free interest rate	3.04%
Expected dividend yield	None
Expected life of warrants	10 years
Expected volatility rate	254%

(6)	Includes amounts for accrued employee benefits, including sick and vacation benefits.
(7)	Mr. Nicosia resigned as an executive officer, Chairman of the Board and as a Director, effective October 6, 2022. Such resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
(8)	Of this total amount, $50,000 was paid in cash and the remaining $88,904 was accrued as of December 31, 2022 and 2023.
(9)	Accrued as of December 31, 2022 and 2023.
(10)	Includes the aggregate grant date fair value of the stock option to acquire 503,935 shares of our common stock issued to Mr. Nicosia under the Nicosia Employment Agreement. Stock options to acquire the remaining 451,158 shares of our common stock under the Nicosia Employment Agreement were forfeited when Mr. Nicosia resigned as our Chief Executive Officer and, as a result, have not been valued in the table. The 503,935 stock options were priced using guidance from ASC 718 and the Black-Scholes option pricing model to determine the fair value of the options on the date of grant, using the following assumptions:

June 9, 2022
Risk-free interest rate	3.07%
Expected dividend yield	None
Expected life of warrants	5 years
Expected volatility rate	169%

(11)	In connection with his hiring we signed an Executive Employment Agreement with Mr. Patterson. Under the terms of the Agreement, Mr. Patterson will receive $150,000 in annual salary, shares of our common stock equal to $25,000 annually, and two one-time bonuses of shares of our common stock equal to $125,000 each, with the first bonus payable on the one year anniversary of his employment, and the second bonus payable on the eighteen month anniversary of his employment agreement.

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

Tyler Nelson

On June 9, 2022, we entered into an Executive Employment Agreement with Tyler Nelson (the “Nelson Employment Agreement”) to serve as our Chief Financial Officer. The agreement provides for an annual salary of $350,000 (the “Nelson Base Salary”). The Nelson Base Salary is payable in equal installments and will be paid every two weeks. The Nelson Base Salary will increase by $100,000 upon the Company earning a total of at least $2,000,000 in Adjusted EBITDA during any calendar year, and the Nelson Base Salary will continue to increase in $100,000 increments for each additional $1,000,000 increase in EBITDA over $2,000,000 during the term of the Nelson Employment Agreement up to $650,000 at which time the Nelson Base Salary will continue to increase in $13,500 increments for each additional $1,000,000 increase in Adjusted EBITDA over $4,000,000. Any increase to the Nelson Base Salary will be effective the first pay period of the Company after the Company reaches a particular EBITDA amount is achieved that triggers the increase. For example, purposes only and not by way of limitation: (i) if on October 31, 2023 the Company reaches $3,000,000 in EBITDA earned during the 2023 calendar year, the Nelson Base Salary would increase to $550,000 commencing the Company’s first pay period after October 31, 2023. Under the Nelson Employment Agreement Mr. Nelson will also receive a $100,000 cash bonus in recognition of the fact Mr. Nelson was undercompensated for his past services to the Company and as an inducement for him to continue providing services as our Chief Financial Officer.

The Nelson Employment Agreement has an initial term of two years and automatically extends for successive one-year periods unless terminated in writing by the Company or Mr. Nelson at least three months prior to the end of the applicable term. Mr. Nelson received a bonus for 2022 in the amount of $505,467, of which $25,273 has been paid to him as of December 31, 2023, with the remaining amount accrued. For 2023 forward it is anticipated that our Compensation Committee and Board of Directors will approve an annual executive incentive bonus plan, which shall be updated annually by the Compensation Committee of the Company’s Board of Directors, and possibly a growth metrics or acquisition transaction bonus plan. Once established, Mr. Nelson will be eligible to participate in such plans during the term of the Nelson Employment Agreement.

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

In conjunction with the Company entering into the Agreement and Plan of Merger with Empire Energy Acquisition Corp. (Empire) on February 26, 2024, Empire will be issued a majority of our common stock, and the right to appoint certain Board members and executives if the transaction closes. As a result, on March 8, 2024, we gave Mr. Nelson formal notice that while we hope to retain his services as the Chief Financial Officer before and after the close of the merger with Empire we have elected not to renew the Nelson Employment Agreement in order to provide us with the flexibility to renegotiate the terms of his employment. As a result of this notice, the Nelson Employment Agreement is set to terminate on June 8, 2024. The non-renewal constitutes a termination for good reason of the Nelson Employment Agreement, and unless we negotiate different terms with Mr. Nelson we will be required to pay or provide Mr. Nelson (i) any unpaid base salary and any accrued benefits through the date of termination; (ii) amounts payable under any Company bonus plans in which Mr. Nelson is eligible to participate as of the date of the termination of his employment on a pro-rated basis; (iii) for a period of 12 months, Mr. Nelson’s then current monthly base salary; (iv) outplacement services for Mr. Nelson for a period of 12 months with an outplacement firm selected by Mr. Nelson; (v) at Mr. Nelson’s election to continue health insurance coverage under COBRA, Mr. Nelson’s monthly premium until (a) the close of the severance period, as defined therein, (b) the expiration of Mr. Nelson’s continuation of coverage under COBRA, or (c) the date when Mr. Nelson becomes eligible for substantially equivalent health insurance coverage in connection with new employment, and (vi) 100% of any unvested stock options will fully vest and become exercisable. Mr. Nelson will have three (3) years after termination to exercise any vested stock options.

Leslie D. Patterson

On July 1, 2023, we hired Leslie, D. Patterson as our Executive Vice President of Operations & Construction. In this position, Mr. Patterson is in charge of managing the development and operations for our facilities. In connection with his hiring, we signed an Executive Employment Agreement with Mr. Patterson. Under the terms of the Agreement, Mr. Patterson will receive $150,000 in annual salary, shares of our common stock equal to $25,000 annually, and two one-time bonuses of shares of our common stock equal to $125,000 each, with the first bonus payable on the one year anniversary of his employment, and the second bonus payable on the eighteen month anniversary of his employment agreement. Mr. Patterson is entitled to other bonuses and benefits on par with our general employment policies.

Stock Incentive Plan

Equity Incentive Plans

Our Board of Directors and the holders of a majority of our common stock approved a new equity incentive plan in November 2023, which authorizes the issuance of up to 40,000,000 shares of common stock through the grant of stock options (including incentive stock options qualifying under section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Our Board of directors approved an equity incentive plan in February 2022, which authorizes the issuance of up to 2,000,000 shares of common stock through the grant of stock options (including incentive stock options qualifying under section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Outstanding Equity Awards at December 31, 2023

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Ballengee	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Tyler Nelson	821,147	96,678	-0-	1.80	June 8, 2032	-0-	-0-	-0-	-0-

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2023.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The table below shows the compensation paid to our directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Ballengee	-	-	-	-	-	-	-

Tyler Nelson(1)	-	-	-	-	-	-	-

John Harris(2)	58,846	104,539	-	-	-	-	163,385

Albert Johnson(3)	62,308	104,539	-	-	-	-	166,847

David Natan(4)	56,947	94,055	-	-	-	-	151,002

Matthew Balk(5)	12,500	-	-	-	-	-	12,500

Trent Staggs(6)	12,500	-	-	-	-	-	12,500

(1)	Tyler Nelson, our Chief Financial Officer, was appointed to the Board of Directors on January 16, 2023.
(2)	John Harris was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Compensation Committee.
(3)	Albert Johnson was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Nominating Committee.
(4)	David Natan resigned from the Board of Directors on December 6, 2023.
(5)	Matthew Balk resigned from the Board of Directors on January 16, 2023.
(6)	Trent Staggs resigned from the Board of Directors on January 4, 2023.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information regarding our voting shares beneficially owned as of April 4, 2024 by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the particular class of voting stock, (ii) each executive officer, (iii) each director, and (iv) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants and/or other convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for each beneficial owner is exercised solely by the beneficial owner.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 4, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership of our common stock is based on an aggregate of 27,710,253 shares outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Vivakor, Inc., 5220 Spring Valley Road, Suite LL20, Dallas, Texas 75242.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
James H. Ballengee, Chief Executive Officer and Director(1)	11,497,677	41.49%
Tyler Nelson, Chief Financial Officer and Director(2)	-	*
Leslie D. Patterson Executive Officer	11,162	*
John R. Harris, Director	94,179	*
Albert Johnson, Director	94,179	*
All Officers and Directors as a group (five persons)	11,697,197	42.21%

5% Beneficial Stockholders
Matthew Nicosia(3)	4,189,405	15.12%
Peter D’Arruda(4)	-	-

Name and Address of Beneficial Owner	Value of Class B Units of VV RII Beneficially Owned	Percentage of VV RII Class B Units Beneficially Owned
James H. Ballengee, Chief Executive Officer and Director(1)	-	-
Tyler Nelson, Chief Financial Officer(2)	-
Daniel Hashim, Chief Scientific Officer(3)	-	-
John R. Harris, Director	-	-
Albert Johnson, Director	-	-
All Officers and Directors as a group (six persons)

5% Beneficial Stockholders
Matthew Nicosia(3)	-	-
Peter D’Arruda(4)	$300,000	8.31%

*	Less than 1%
(1)	James H. Ballengee’s address is 5151 Beltline Road, Suite 715 Dallas, Texas 75234. Includes 10,021,710 shares of common stock held in the name of Jorgan Development, LLC and 30,096 shares of common stock held in the name of JBAH Holdings, LLC. James Ballengee, in his capacity as sole manager, has sole voting and investment power over both Jorgan Development, LLC and JBAH Holdings, LLC.
(2)	Does not include options to purchase 917,825 shares of common stock.
(3)	The shares of common stock beneficially owned by Matthew Nicosia includes 4,189,405 shares of common stock held by AKMN Irrevocable Trust and 262 shares of common stock held by Nicosia Family Trust. Matthew Nicosia is the trustee of the AKMN Irrevocable Trust, of which Jonathan Nicosia, Matthew Nicosia’s son, a minor, is the beneficiary. Does not include options to purchase 503,935 shares of common stock.
(4)	Peter D’Arruda’s address is 124 Poppleford Place, Cary, NC 27518.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a description of each transaction from January 1, 2023 to December 31, 2023, and any material, publicly disclosed transaction through the date of this filing and each currently proposed transaction in which:

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

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets, liabilities and equity related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation. In 2022, VWFI paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which entity shares a common executive with VWFI. As of December 31, 2022, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $599,500, which accrues 6% interest per annum, has a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund.

In 2023, we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the year ended December 31, 2023, we realized $98,000 in office sublease lease revenue from Spectra. As of December 31, 2023, the Company is carrying accounts receivable of $22,000 related to this sublease.

On May 25, 2023, we entered into a Consulting Agreement with Matthew Nicosia, a shareholder, affiliate via beneficial ownership, and our former Chief Executive Officer. Under the terms of the agreement, Mr. Nicosia is assisting our current Chief Executive Officer regarding transitioning certain projects Mr. Nicosia was working on to our new Chief Executive Officer, primarily those operations related to our business in Kuwait and our attempt to sell some operations that we have impaired. The agreement is for an initial term of three months, and we have paid Mr. Nicosia a total of $25,000 in cash and accrued $30,000, to be paid in common stock. We also advanced Mr. Nicosia $21,000 for a business expenses related to a trip to Kuwait for the Company and have requested evidence of his business expenses. We have received evidence of business expenses of approximately $16,254 to date and are awaiting documents and evidence for the remaining expense amount.

In May 2023, we entered into a Consulting Agreement with Trent Staggs, who is a current shareholder of the Company and one of our former directors. The agreement was for a term of four months and has been terminated as of September 30, 2023. For the year ended December 31, 2023, we paid Mr. Staggs a total of $48,000 in cash under the terms of the agreement.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA. At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee, were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions.

The consideration for the membership interests included the Notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, we have committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the Notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the Notes, whereby, after the approval of our shareholders was given in November 2023, we issued 7,042,254 restricted shares of our common stock as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis (the “Note Payment”), reflecting a conversion price of $1.42 per share. Once a registration statement registering the shares for the Note Payment is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. As of December 31, 2023, we have accrued interest of approximately none and made cash payments of $3,587,986.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have received tank storage revenue of approximately $1,800,000 and $750,000 for the years ended December 31, 2023 and 2022.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For years ended December 31, 2023 and 2022, we have made crude oil purchases from WC Crude of $36,740,922 and $25,239,962. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. SFD sells the NGL stream at cost in 2022 and at a profit in 2023 to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $11,268,005 and $5,890,910 for the years ended December 31, 2023 and 2022.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the years ended December 31, 2023 and 2022, Endeavor rendered services in the amount of $295,811 and $37,993.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which our Chief Financial Officer is also an officer, which remains in effect. For the twelve months ended December 31, 2022, LBL invoiced the Company for $340,484. On December 17, 2020 the Company granted non-statutory stock options to LBL to purchase 333,334 shares of common stock, which was cancelled on September 1, 2022 by the parties. Our Chief Financial Officer is not the beneficiary of the Company and is not permitted to participate in any discussion, including LBL’s board meetings, regarding any Company stock that LBL may own at any time. For the year ended December 31, 2023, the Company paid off its remaining $20,413 of accounts payable to LBL.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2023 and 2022, the balance owed was $375,124 and $342,830.

On January 20, 2021, we entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member at the time was a 7% shareholder of TBT Group, Inc.) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. We paid $25,000 and 16,667 shares of restricted common stock upon signing and $225,000 as of April 5, 2022. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

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

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2023 and December 31, 2022 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2023	2022
Audit Fees	$722,881	$383,535
Audit Related Fees	30,873	158,108
Tax Fees	-	33,149
Total	$753,754	$574,792

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

c)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement	S-1/A	2/10/22	1.1
2.1	Membership Interest Purchase Agreement dated as of June 15, 2022, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re SFD and WCCC	8-K	6/22/22	2.1
2.2	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.3	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	3/25/24	2.1
3.1	Amended and Restated Articles of Incorporation	S-1	11/10/20	3.1
3.2	Bylaws	S-1	11/10/20	3.2
3.3	Amendments to Amended and Restated Articles of Incorporation	S-1	11/10/20	3.3
3.4	Form of Certificate of Change	S-1/A	2/4/22	3.4
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.6	Form of Certificate of Designation-Series A Preferred Stock	8-K	3/25/24	3.1
4.1	Description of Securities				Filed
4.2	Form of Representative Warrant	S-1/A	2/10/22	4.1
4.3	Payroll Protection Program Loan, with Chase Bank	S-1/A	2/12/21	4.4
4.4	Payroll Protection Program Loan, with Blue Ridge Bank	S-1/A	2/12/21	4.5
4.5	Small Business Association Loan	S-1/A	2/12/21	4.6
4.6	Form of Secured Promissory Note of Registrant	8-K	6/22/22	4.1
4.7	Form of Note Amendment, dated October 28, 2022	8-K	11/3/22	4.2
4.8	Promissory Note with Al Dali International for Gen. Trading & Cont. Co. dated June 20, 2023	8-K	6/23/23	4.1
4.9	Stock Option Agreement with Al Dali International for Gen. Trading & Cont. Co. dated June 20, 2023	8-K	6/23/23	4.2
4.10	Form of Convertible Promissory Note with Third Party Investor dated July 6, 2023	10-Q	7/28/23	4.3
4.11	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
10.1*	Vivakor, Inc. 2021 Stock Incentive Plan	S-1/A	2/9/22	10.8
10.2*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.3	Intellectual Property Agreement by and between VivaVentures Precious Metals, LLC and Vivakor, Inc.	S-1/A	4/12/21	10.15
10.4	Form of Operating Agreement VV UTSI	S-1/A	4/12/21	10.16
10.5	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.17
10.6	Amendment No. 1 to Amended and Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures UTSI, LLC	S-1/A	2/12/21	10.18
10.7	Operating Agreement VV RII	S-1/A	2/12/21	10.19
10.8	Restated Working Interest Agreement by and between VivaVentures Energy Group, Inc. and VivaVentures Royalty II	S-1/A	2/12/21	10.20
10.9	Articles of Association of Vivakor Company	S-1/A	2/12/21	10.21
10.10	Form of LLC Agreement of IMX	S-1/A	4/12/21	10.22
10.11	Form of LLC Agreement of RPC Design	S-1/A	4/12/21	10.23
10.12	Form of LLC Agreement of Viva Wealth	S-1/A	4/12/21	10.24

10.13	Form of LLC Agreement of VOF	S-1/A	4/12/21	10.25
10.14	Agreement Regarding Assets, entered into as of December 3, 2018	S-1/A	2/12/21	10.26
10.15	Amendment to Agreement	S-1/A	2/12/21	10.27
10.16	Amendment No. 3 to Novus Loan Agreement	S-1/A	4/12/21	10.30
10.17	Amendment No. 4 to Novus Loan Agreement	10-K	4/15/2022	10.21
10.18	Amendment No. 5 to Novus Loan Agreement	10-K	4/15/2022	10.22
10.19	Master Revolving Note made in favor of Triple T	S-1/A	4/12/21	10.29
10.20	Sensor Technology License Agreement	S-1/A	7/2/21	10.32
10.21	Amendment No. 1 to the Sensor Technology License Agreement	S-1/A	7/2/21	10.33
10.22	Amendment No. 2 to the Sensor Technology License Agreement	10-K	4/15/22	10.26
10.23	Amendment No. 3 to the Sensor Technology License Agreement	10-K	4/15/22	10.27
10.24	Amendment No. 4 to the Sensor Technology License Agreement	10-K	4/15/22	10.28
10.25	Services Agreement, entered into on December 14, 2021	8-K	12/20/21	10.1
10.26	Land Lease Agreement	8-K	3/15/22	10.1
10.27	Product Off-Take Agreement, by and between Vivaventures Energy Group, Inc., and Hot Oil Transport, LLC, dated April 26, 2022	8-K	5/2/22	10.1
10.28*	Executive Employment Agreement, dated June 9, 2022, by and between Vivakor, Inc. and Tyler Nelson	8-K	6/14/22	10.2
10.29	Form of Shared Services Agreement among Endeavor Crude, LLC, Silver Fuels Delhi LLC and White Claw Colorado City, LLC	8-K	6/22/22	10.1
10.30	Form of Pledge Agreement	8-K	6/22/22	10.2
10.31	Form of Master Netting Agreement among Registrant, Silver Fuels Delhi LLC, White Claw Colorado City, LLC, Jorgan Development, LLC, JBAH Holdings, LLC, Endeavor Crude, LC and White Claw Crude, LLC	8-K	6/22/22	10.3
10.32	Form of Guaranty Agreement	8-K	6/22/22	10.4
10.33	Form of Lock-Up Agreement	8-K	6/22/22	10.5
10.34	Form of Assignment of Membership Agreement	8-K	6/22/22	10.6
10.35	Form of Release Agreement	8-K	6/22/22	10.7
10.36	Oil Storage Agreement dated January 1, 2021 by and between White Claw Colorado City, LLC and White Claw Crude, LLC	8-K	6/22/22	10.8
10.37	Crude Petroleum Supply Agreement dated January 1, 2021 by and between White Claw Crude, LLC and Silver Fuels Delhi LLC	8-K	6/22/22	10.9
	Form of first Amendment to Crude Petroleum Supply agreement dated January 1, 2021 by and between White Claw Crude, LLLC and Silver Fuels Delhi LLC	8-K	6/22/22	10.10
10.38*	Executive Employment Agreement, by and between Vivakor, Inc. and James Ballengee, dated October 28, 2022	8-K	11/3/22	10.1
10.39	Land Lease	8-K	12/21/22	10.1
10.40*	Executive Employment Agreement with Leslie D. Patterson	10-Q	7/28/23	10.1
10.41	Consulting Agreement with Matthew Nicosia	10-Q	7/28/23	10.2
10.42	Consulting Agreement with Trent Staggs	10-Q	7/28/23	10.3
10.43	Equipment Lease Agreement with Viva Wealth Fund, LLC dated June 26, 2023	10-Q	7/28/23	10.4
10.44	Schedule No. 2 to Master Agreement between Maxus Capital Group, LLC and White Claw Colorado City, LLC dated May 23, 2023	10-Q	7/28/23	10.5
10.45	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.46	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2

10.47	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.48	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.49	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.50	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.51	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.52	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.53	Form of Lockup Agreement re Endeavor MIPA	8-K	3/25/24	10.1
10.54	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.55	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	3/25/24	10.3
10.56	Promissory Note dated December 5, 2023 with Keke Mingo				Filed
10.57	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
21.1	List of Subsidiaries				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: April 16, 2024	By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ballengee	Chief Executive Officer and Director	April 16, 2024
James Ballengee	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer and Director	April 16, 2024
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ John Harris	Director	April 16, 2024
John Harris

/s/ Albert Johnson	Director	April 16, 2024
Albert Johnson

VIVAKOR, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Vivakor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivakor, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2022.

Houston, Texas

April 16, 2024

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$744,307	$3,101,186
Cash and cash equivalents attributed to variable interest entity	-	81,607
Accounts receivable	2,458,730	2,615,354
Accounts receivable- related party	174,083	948,352
Prepaid expenses	74,876	31,523
Marketable securities	495,826	1,652,754
Inventories	44,632	47,180
Other assets	1,118,188	700,298
Total current assets	5,110,642	9,178,254

Other investments	4,000	4,000
Notes receivable	213,168	-
Property and equipment, net	24,299,317	22,578,876
Right of use assets- operating leases	1,534,870	1,880,056
License agreements, net	1,651,324	1,772,153
Intangible assets, net	23,437,654	28,251,053
Goodwill	14,984,768	12,678,108
Total assets	$71,235,743	$76,342,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,578,642	$3,242,667
Accounts payable and accrued expenses- related parties	1,933,817	4,142,978
Accrued compensation	1,968,063	1,302,890
Operating lease liabilities, current	435,906	471,991
Finance lease liabilities, current	963,900	963,900
Loans and notes payable, current	2,477,970	542,374
Loans and notes payable, current- related parties	15,626,168	342,830
Loans and notes payable, current attributed to variable interest entity	-	1,325,000
Loans and notes payable, current attributed to variable interest entity- related parties	-	599,500
Long-term debt (working interest royalty programs), current	-	9,363
Total current liabilities	39,984,466	12,943,493

Operating lease liabilities, long term	1,193,915	1,457,483
Finance lease liabilities, long term	1,852,178	2,298,960
Loans and notes payable, long term	856,034	406,246
Loans and notes payable, long term- related parties	5,590,008	28,277,704
Long-term debt (working interest royalty programs)	4,433,630	3,897,553
Deferred tax liability	88,323	-
Total liabilities	53,998,554	49,281,439

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none outstanding
Common stock, $0.001 par value; 200,000,000 and 41,666,667 shares authorized; 26,220,508 and 18,064,838 were issued and outstanding as December 31, 2023 and 2022, respectively	26,221	18,065
Additional paid-in capital	83,097,553	74,026,163
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(65,908,406)	(55,169,781)
Total Vivakor, Inc. stockholders’ equity	17,195,368	18,854,447
Noncontrolling interest	41,821	8,206,614
Total stockholders’ equity	17,237,189	27,061,061
Total liabilities and stockholders’ equity	$71,235,743	$76,342,500

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2023	2022
Revenues
Product revenue - third parties	$46,252,141	$21,458,150
Product revenue - related party	13,069,611	6,649,073
Total revenues	59,321,752	28,107,223
Cost of revenues	54,300,788	25,239,962
Gross profit	5,020,964	2,867,261
Operating expenses:
Sales and marketing	3,070	392,914
General and administrative	7,416,810	9,963,836
Bad debt expense	-	1,162,007
Impairment loss	-	11,138,830
Amortization and depreciation	3,932,744	2,953,629
Total operating expenses	11,352,624	25,611,216
Loss from operations	(6,331,660)	(22,743,955)

Other income (expense):
Unrealized loss on marketable securities	(1,156,928)	(578,464)
Gain on disposition of asset	-	2,456
Gain on deconsolidation of variable interest entity	438,099	-
Interest income	14,953	23,725
Interest expense	(966,137)	(362,312)
Interest expense- related parties	(3,058,940)	(1,156,969)
Other income	318,041	131,207
Total other income (expense)	(4,410,912)	(1,940,357)
Loss before provision for income taxes	(10,742,572)	(24,684,312)
Provision for income taxes	(92,703)	4,436,691
Consolidated net loss	(10,835,275)	(20,247,621)
Less: Net loss attributable to noncontrolling interests	(96,650)	(809,199)
Net loss attributable to Vivakor, Inc.	$(10,738,625)	$(19,438,422)

Basic and diluted net loss per share	$(0.56)	$(1.22)

Weighted average common shares outstanding- Basic and diluted	19,261,143	15,985,103

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2022(1)	66,667	$67	12,330,859	$12,331	$58,279,590	$(20,000)	$(35,731,359)	$5,012,504	$27,553,133
Common Stock issued for stock awards	-	-	16,667	16	(16)				-
Common Stock issued for a reduction of liabilities	-	-	272,156	273	1,144,719	-	-	-	1,144,992
Conversion of Series A Preferred Stock to Common Stock	(66,667)	(67)	833,333	833	(766)	-	-	-	-
Common Stock issued for cash	-	-	1,600,000	1,600	6,238,400	-	-	-	6,240,000
Common stock issued for fractional shares from reverse stock split	-	-	2,271	2	-	-	-	-	2
Common stock issued as part consideration for the purchase of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	-	-	3,009,552	3,010	4,284,645	-	-	-	4,287,655
Stock options issued for services	-	-	-	-	1,472,888	-	-	-	1,472,888
Stock based compensation	-	-	-	-	2,606,703	-	-	-	2,606,703
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(861,691)	(861,691)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	4,865,000	4,865,000
Net loss	-	-	-	-	-	-	(19,438,422)	(809,199)	(20,247,621)
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Issuance of common stock for a reduction of liabilities	-	-	189,744	190	212,766	-	-	-	212,956
Issuance of common stock for a reduction of note payable to Jorgan	-		7,042,254	7,042	6,794,158	-	-	-	6,801,200
Elimination of noncontrolling interest related to deconsolidation of variable interest entity	-	-	-	-	-	-	-	(8,068,143)	(8,068,143)
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Stock based compensation	-	-	923,672	924	1,596,957	-	-	-	1,597,881
Net loss	-	-	-	-	-	-	(10,738,625)	(96,650)	(10,835,275)
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189

(1)	Share and per share amounts have been retroactively adjusted to reflect the one-for-thirty reverse stock split effective February 14, 2022. See Note 1 – Organization and Basis of Presentation for additional information.

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2023	2022
OPERATING ACTIVITIES:
Consolidated net loss	$(10,835,275)	$(20,247,621)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,932,744	2,953,629
Impairment loss	-	11,138,830
Bad debt expense	-	1,162,007
Forgiveness of liabilities	(40,584)	(130,429)
Common stock options issued for services	-	1,472,888
Stock-based compensation	1,597,881	2,606,703
Unrealized loss- marketable securities	1,156,928	578,464
Gain on disposal of asset	-	(2,456)
Gain on deconsolidation of variable interest entity	(438,099)	-
Gain on settlement of accounts payable	(42,044)	-
Deferred income taxes	88,323	(4,437,491)
Changes in operating assets and liabilities:
Accounts receivable	930,893	2,613,278
Prepaid expenses	(43,353)	59,900
Inventory	2,548	162,148
Other assets	(417,890)	(80,220)
Right of use assets- finance leases	222,066	349,253
Right of use assets- operating leases	345,186	(1,216,765)
Financing lease liabilities	-	(429,578)
Operating lease liabilities	(331,905)	1,216,765
Accounts payable and accrued expenses	(366,592)	(3,408,157)
Interest on notes receivable	(2,306)	(23,725)
Interest on notes payable	3,476,577	1,519,281
Net cash used in operating activities	(764,902)	(4,143,296)

INVESTING ACTIVITIES:
Proceeds from notes receivable	-	55,953
Deconsolidation of variable interest entity’s cash, cash equivalents and restricted cash	(181,059)	-
Acquisition of assets	-	96,467
Notes receivable assumed from deconsolidation of variable interest entity	(210,862)	-
Proceeds from disposal of equipment	-	6,000
Purchase of equipment	(3,320,918)	(2,491,175)
Net cash used in investing activities	(3,712,839)	(2,332,755)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(446,782)	-
Proceeds from loans and notes payable	2,944,697	3,640,046
Proceeds from loans and notes payable- related party	11,500	-
Proceeds from sale of common stock	-	6,240,000
Payment of notes payable	-	(853,230)
Payment of notes payable- related party	(470,160)	-
Distributions to noncontrolling interest	-	(861,691)
Net cash provided by financing activities	2,039,255	8,165,125

Net increase (decrease) in cash and cash equivalents	(2,438,486)	1,689,074
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,182,793	1,493,719
CASH AND CASH EQUIVALENTS, END OF PERIOD	$744,307	$3,182,793

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$3,118,118	$1,205,426
Income taxes	$-	$-

Noncash transactions:
Conversion of Series A, B, B-1, and C-1 Preferred Stock to Common Stock	$-	$1,200,000
Common stock issued for a reduction in liabilities	$7,014,156	$1,144,992
Accounts payable on purchase of equipment	$2,405,117	$259,846
Noncontrolling interest issued for a reduction in liabilities	$-	$4,865,000
Capitalized interest on construction in process	$470,645	$829,927
Common stock issued in the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC	$-	$4,287,655
Non-qualified stock options issued with debt	$561,499	$-

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Vivakor, Inc. (collectively “we”, “us,” “our,” “Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services. The Company was originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The Company’s name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, the Company was converted to a C-corporation and changed its name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

On February 14, 2022, we effected a 1-for-30 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”) via the filing of a certificate of change with the Nevada Secretary of State which was effective at the commencement of trading of our Common Stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. All issued and outstanding common stock, preferred stock, and per share amounts in the consolidated financial statements and footnotes included herein have been retroactively adjusted to reflect this reverse stock split for all periods presented.

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets, liabilities and equity related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation.

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2023, we had an accumulated deficit of approximately $65.9 million. As of December 31, 2023 and 2022, we had a working capital deficit of approximately $34.9 million and $3.77 million, respectively. As of December 31, 2023, we had cash of approximately $744,000. In addition, we have obligations to pay approximately $18.1 million of debt within one year of the issuance of these financial statements. Of the $18.1 million, $15.3 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and execute its business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2M through a sale lease back agreement, and subsequent to year end we raised an additional $3 million through additional debt financing (Note 22). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024 (Note 22). Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of December 31, 2023 because they have not closed as of the date of our filing.

Based on the above, we believe there is substantial doubt about the Company’s ability to continue as a going concern. The Company has prepared the consolidated financial statements on a going concern basis. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity. Management cannot provide any assurance that the Company will be able to execute its plans to raise additional capital, close its merger and acquisitions, or that its operations or business plan will be profitable.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Inactive entities have no value, assets or liabilities. Vivakor has the following wholly and majority-owned subsidiaries: Silver Fuels Delhi, LLC (since August 1, 2022), White Claw Colorado City, LLC (since August 1, 2022), Vivaventures Remediation Corporation, a Texas corporation, Vivaventures Management Company, Inc., Vivaventures Energy Group, Inc. (99%), Vivaventures Oil Sands, Inc., Vivasphere, Inc., and Vivakor Middle East, LLC (49%, consolidated). Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. In accordance with ASC 810, the Company deconsolidated Viva Wealth Fund I, LLC from its consolidated balance sheet as of December 31, 2023.

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, which provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. For the year ended December 31, 2022, the following entities were considered to be VIEs in our consolidated in our consolidated financial statements: Viva Wealth Fund I, LLC and RPC Design and Manufacturing, LLC. For the year ended December 31, 2023, RPC Design and Manufacturing, LLC was considered to be a VIE and is consolidated in our consolidated financial statements. In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets, liabilities and equity related to VWFI were removed from our financial statements, resulting in the gain on deconsolidation (see below).

For the years ended December 31, 2023 and 2022 the following entities were considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the years ended December 31, 2023 and 2022, the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of $1,633,897 and $1,622,424 (where the primary asset represents a receivable from the Company), and liabilities of $52,940 and $52,368. Vivaventures Royalty II, LLC held assets of $4,129,576 and $3,670,583 (where the primary asset represents a receivable from the Company), and liabilities of $4,320 and $1,720. Vivaopportunity Fund LLC held assets of $2,119,736 and $2,199,781(where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and liabilities of $10,815. International Metals Exchange, LLC held assets of $28,969 and $29,443 and liabilities of $1,800.

RPC Design and Manufacturing, LLC: The Company established RPC Design and Manufacturing, LLC (“RDM”) in December 2018 with a business purpose of manufacturing custom machinery and selling or leasing the manufactured equipment in long term contracts with financing or leasing activities to the Company. We own 100% of the voting rights in RDM. We, as the sole general partner of RDM, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of RDM and take certain actions necessary to maintain RDM in good standing without the consent of the limited partners. RDM has entered into a license agreement with the Company indicating that while RDM builds custom machinery incorporating the Company’s hydrocarbon extraction technology, RDM will pay the Company a license fee of $500,000 per Remediation Processing Center manufactured. Creditors of RDM have no recourse to the general credit of the Company. For the years ended December 31, 2023 and 2022, investors in RDM have a noncontrolling interest of $146,501 and $227,104, respectively. As of December 31, 2023 and 2022, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of December 31, 2023 and 2022, this VIE has an outstanding note payable to the reporting entity in the amount of $2,785,006 and $1,288,279, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

Viva Wealth Fund I, LLC: The Company assisted in designing and organizing Viva Wealth Fund I, LLC (“VWFI”) in November 2020, as a special purpose entity, for the purpose of manufacturing, leasing and selling custom equipment solely to the Company. Wealth Space, LLC, an unaffiliated entity, is the sole manager. The Company was retained by the manager to assist with the administrative operations. VWFI retained the Company to act as its sole plant manager, and to manage and direct all of the manufacturing, leasing and selling of custom equipment on behalf of VWFI to the Company. In November 2020, VWFI commenced a $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment to expand the Company’s second RPC, amended to manufacture one separate double capacity RPC. As of December 31, 2022, the cash and cash equivalents of this VIE were restricted solely for the use of proceeds of the VWFI offering (to manufacture RPCs) and could not be used to settle the obligations of the reporting entity. As of December 31, 2022, the Company had cash attributed to variable interest entities of $81,607. As of December 31, 2022, VWFI reached $6,250,000 in funding and had released the funding for construction of RPC Series A. VWFI continued fundraising for RPC Series B. VWFI has entered into a license agreement with the Company indicating that VWFI would pay the Company a license fee of $1,000,000 per series of equipment manufactured with the Company’s proprietary technology. All of the operations of VWFI related to private placement offering to fund and manufacture proprietary equipment for the Company, as intended in VWFI’s design and organization by the Company, so that the Company controlled VWFI in its business purpose, use of proceeds, and selling and leasing of its equipment solely to the Company as of December 31, 2022. Creditors of VWFI had no recourse to the general credit of the Company.

As of October 1, 2023, Viva Wealth Fund I, LLC (VWFI) began its own business activities, which would no longer include fundraising, financing, or manufacturing RPCs with the Company. In November 2020, VWFI commenced a $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that would expand the Company’s second RPC, amended to manufacture one separate double capacity RPC. This private offering raised approximately $13,730,000, which was accepted to complete one separate double capacity RPC, and thereafter the private offering was closed during 2023. The Company is no longer retained by the manager to assist in VWFI’s administrative operations. VWFI will no longer be manufacturing, leasing, or selling any further custom equipment related to RPCs or the Company in the foreseeable future. We no longer have the primary risk (expense) exposure related to financing the assets under the closed offering. There are no further capital expenditures required by VWFI as its offering is closed, and the one double capacity RPC that was funded and manufactured is in the final process of installation. The Company has no investment or other interest that requires it to absorb portions of the entity’s expected losses or receive portions of the entity’s expected returns. The Company has signed a lease with VWFI for the one double capacity RPC that was funded and manufactured by the VWFI offering. Based on the above, the power criterion and the losses/benefits criterion are no longer met, and VWFI was deconsolidated on October 1, 2023 from our consolidated financial statements for the year ended December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. As of December 31, 2023, the Company did not have any cash equivalents. As of December 31, 2022, the Company had a $750,000 3-month certificate of deposit with B1bank. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2023 and 2022, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company annually evaluates the rating of the financial institutions in which it holds deposits. As of December 31, 2023 and 2022, the Company has cash attributed to variable interest entities of none and $81,607. The Company has approximately $2,666 in Qatar National Bank, located in Doha Qatar.

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

As of December 31, 2023 and 2022, the Company owns 1,000 Class A LLC Units in each of the following entities, which are not consolidated: Vivaopportunity Fund LLC, Vivaventures UTSI, LLC, Vivaventures Royalty II, LLC, and International Metals Exchange, LLC. In aggregate these units amount to $4,000 as of December 31, 2023 and 2022 and are recorded at cost. These Class A Units give the Company’s management control of the entities but lack the necessary economics criterion, where the Company lacks the obligation to absorb losses of these entities, as well as the right to receive benefits from the LLCs.

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

We are the lessee in a lease contract when we obtain the right to control the asset. Lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. According to ASC 842, the Company has measured the lease liabilities acquired on August 1, 2022 by measuring the present value of the remaining lease payments, as if the lease were acquired on acquisition date. The right-of-use assets were measured at the same amount as the lease liabilities as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Finance ROU assets are included in property, plant, equipment, net (see Note 11). As of December 31, 2023 and 2022, we recorded operating right-of-use assets of $1,534,870 and $1,880,056, operating lease obligations of $1,629,821 and $1,929,474, and finance lease obligations of $2,816,078 and 3,262,860.

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

In 2022, the operations at the Company’s Vernal plant were limited due to supply and personnel limitations. The Company assessed the impact of the 2022 limitations, including the impact on our ancillary agreements. In 2022, ancillary to our Vernal, Utah operations, the Company had an exclusive license agreement with TBT Group, Inc. For the year ended December 31, 2022, we realized an impairment loss of $447,124 on this license agreement with TBT Group due to the disruptions at the Vernal, Utah facility. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement. During 2023, the Company entered into an agreement to move our Vernal RPC to Kuwait to commence scaled up remediation services, as the Vernal plant was not producing product toward its off-take agreement, which further delayed our anticipated operations. Furthermore, in the fourth quarter of 2023, Enshaat Al Sayer (Enshaat) (the original contractor chosen for the remediation of certain cleanup for the Kuwait Environmental Remediation Project (KERP) notified us that it terminated its subcontract with DIC, which effectively terminated DIC’s contract with the Company. As a result, the Company is negotiating a final contract directly with Enshaat for the remediation services on the KERP. The Company evaluated these events and determined that the possible cancellation of the Enshaat/DIC contract was a trigger event requiring analysis for impairment, and we performed a quantitative impairment analysis using an undiscounted cashflow model, and a probability of approximately 90% that the Company will memorialize its negotiated terms with Enshaat for the anticipated remediation services, sales, and off-take. While the Company believes it will enter into a final agreement with Enshaat, the Company cannot ensure a final agreement with Enshaat will be executed. The amount of undiscounted cash flows exceeded the book value of the RPC asset group, and we concluded that no impairment was incurred for the year ended December 31, 2023.

For the year ended December 31, 2022, we continued to pursue a test facility or third-party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia. The Company received quotes for testing or building our own test facilities with new partners for this venture with estimates of cost being over $4 million. After taking into consideration this information, we noted that the requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets of $3,254,999 for the year ended December 31, 2022.

We have previously extracted and sold precious metals using our extraction machinery and held extracted precious metals from those operations of the machinery for monetization. The operations surrounding our precious metals extraction services were temporarily suspended until 2022. Due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we have realized an impairment loss of $1,166,709 surrounding our precious metal concentrate and an impairment loss of $6,269,998 surrounding the extraction machinery for the year ended December 31, 2022.

No impairment charges were incurred during the year ended December 31, 2023.

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

The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in our results of operations. The estimated useful lives of property and equipment are as follows:

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

We have evaluated our intangible assets for the years ended December 31, 2023 and 2022, and found that certain losses and a delay in our business plan may have constituted a triggering event for our long-lived intangible assets under ASC 360. We performed an analysis and did not find any impairment for the year ended December 31, 2023.

For the year ended December 31, 2022, we assessed an impairment loss in the following areas: During 2022, the operations at the Company’s Vernal plant were limited due to recent, temporary supply and personnel limitations. The Company was not producing product toward our off-take agreement. Ancillary to our Vernal, Utah operations, the Company had an exclusive license agreement with TBT Group, Inc., under which we were exploring the possibilities of embedding self-powered sensors directly into the asphaltic cement we may generate from the Vernal, Utah RPC utilizing TBT Group’s piezo electric and energy harvesting technologies. For the year ended December 31, 2022, we realized an impairment loss of $447,124 on this license agreement with TBT Group due to the disruptions at the Vernal, Utah facility. As of December 31, 2022, we continued to pursue a test facility or third-party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia. The Company received recent quotes for testing or building our own test facilities with new partners for this venture. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets (including its patents) of $3,254,999. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. No goodwill impairment loss was incurred during the years ended December 31, 2023 and 2022.

Asset Retirement Obligations

Under ASC 410-20, Asset Retirement and Environmental Obligations – Asset Retirement Obligations, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Company records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Company did not identify any significant or material cost after review; thus, no ARO obligation is recorded for the years ended December 31, 2023 and 2022.

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

Our sales consist of storage services and the sale of crude oil or like products. For the years ended December 31, 2023 and 2022, disaggregated revenue by customer type was as follows: $47,683,331 and $21,409,300 in crude oil sales and $11,268,005 and $5,890,910 in product related to natural gas liquids sales.

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

For the years ended December 31, 2023 and 2022, approximately 97% and 99% of our sales consisted of the sale of crude oil or like products with a commitment to deliver precious metals to the customer, and revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price, and specific items being purchased have been established, (2) product have been shipped to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. These contracts were entered into in the normal course of our business. Our revenue from related parties for 2023 and 2022 was $13,241,923 and $6,649,073.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 100% of the balance of accounts receivable as of December 31, 2023 and 2022. Our two major customers (one of which is a related party) account for approximately 99% of the Company’s revenues for the years ended December 31, 2023 and 2022. Additionally, the Company operates in the crude oil industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk in that its customer may be similarly affected by changes in economic, industry or other conditions. There is risk that the Company would not be able to identify and access replacement markets at comparable margins.

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

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the years ended December 31, 2023 and 2022.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. On October 16, 2019, the FASB approved a proposal to change the effective date of ASU No. 2016-13 for smaller reporting companies, such as the Company, delaying the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU No. 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. We have adopted ASU No. 2016-13, and it did not impact our consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This guidance will be adopted by the Company for fiscal year 2024.

The FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in October 2021. The guidance improved the accounting for acquired revenue contracts with customers in a business combination by requiring contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC Topic 606, Revenue from Contracts with Customers, as if the acquirer had originated the contracts. This guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within that year, with early adoption permitted. The Company early adopted this pronouncement in 2022 and it did not materially impact our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. The standard allows early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with prospective application.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the years ended December 31, 2023 and 2022 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of December 31, 2023 and 2022 include the following: convertible notes payable convertible into approximately 224,560 and 14,560 shares of common stock, stock options and awards granted to previous and current employees of 1,821,011 and 1,421,760 shares of common stock, stock options and awards granted to Board members or consultants of 668,230 and 395,139 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023 (see Note 19). The Company also has a warrant outstanding to purchase 80,000 shares of common stock as of December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, revenue recognition, stock-based compensation, income taxes, effective interest rates related to long-term debt, lease assets and liabilities, valuation of stock used to acquire assets, derivatives, and fair values of the intangible assets and goodwill related to business combinations.

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

For the acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Common stock	$4,287,655
Note payable to seller	28,664,284
Fair value of total consideration paid	$32,951,939

Net assets acquired and liabilities assumed

Assets acquired in business combination
Current assets	$6,573,359
Finance lease right-of-use assets (property, plant and equipment)	3,579,544
Property, plant and equipment, net	705,110
Other assets	546,834
Contract-based intangible assets	16,788,758
Total assets acquired	$28,193,605

Liabilities assumed in business combination
Current liabilities	$(7,489,639)
Long term liabilities	(2,736,795)
Total liabilities acquired	$(10,226,434)

Total net assets acquired	$17,967,171

Goodwill	$14,984,768

The value of goodwill represents SFD and WCCC’s ability to generate profitable operations going forward. Management engaged a valuation expert who performed a valuation study to calculate the fair value of the acquired assets and goodwill. Based on the audited valuation study completed in 2023, we increased the fair value of goodwill and decreased value of the acquired contracts by approximately $2,306,660. As of December 31, 2023 and 2022, goodwill was $14,984,768 and $12,678,108. The acquired contracts are amortized over their 9 year, 5 month life of the contracts.

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees of $174,592 for the year ended December 31, 2022. These costs are included in general and administrative expense in our consolidated statement of operations.

From the date of acquisition on August 1, 2022 through December 31, 2022, $28,058,374 of sales in aggregate is attributed to SFD and WCCC. The unaudited financial information in the table below summarizes the combined results of operations of the Company, SFD, and WCCC for the years ended December 31, 2022 and 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The pro forma earnings for the years ended December 31, 2022 and 2021, were adjusted to include intangible amortization expense of contracts acquired of $2,027,832, respectively. The pro forma earnings for the years ended December 31, 2022 and 2021, were adjusted to include interest expense on notes payable that were issued as consideration of $1,152,842 and $1,773,603, respectively. The $174,592 of acquisition-related expenses were excluded from the year ended December 31, 2022, and included in the year ended December 31, 2021, as if the acquisition occurred at January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Years ended December 31,
	2022	2021
Total net sales	$64,009,714	$34,361,233
Loss from operations	21,659,746	7,429,978
Net loss (attributable to Vivakor, Inc.)	$23,944,546	$8,085,238

Basic and diluted loss per share	(1.35)	(0.54)
Weighted average shares outstanding- Basic and diluted	17,733,117	14,985,668

Note 5. Accounts receivable

Accounts receivable primarily relates to sales to trade accounts receivable of customers for crude oil. Differences between the amounts due from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of December 31, 2023 and 2022, an allowance for doubtful accounts of none was deemed necessary. Trade accounts receivable are zero interest bearing. As of December 31, 2023, trade accounts receivable of $152,083 and $948,352 are with a vendor of which our CEO is a beneficiary. In 2023 we began subleasing office space to a tenant where the officers of WealthSpace, LLC, Fund Manager of Viva Wealth Fund I, LLC, also manage the tenant of our sublease. The tenant owes rent of $22,000 to the Company as of December 31, 2023.

Note 6. Prepaid Expenses and Other Assets

As of December 31, 2023 and 2022, we had other assets of $1,118,188 and $700,298. Our other assets consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases, including operating lease deposits in the amount of $214,500 and $132,688 as of December 31, 2023 and 2022, a deposit for a reclamation bond with the Utah Division of Oil, Gas and Mining in the amount of $14,288 as of December 31, 2023 and 2022, and finance lease deposits of $889,400 and $553,322 as of December 31, 2023, which will be returned at the end of the finance leases after we have complied with the terms of the lease (see Note 16).

As of December 31, 2023 and 2022, our prepaid expenses of $74,876 and $31,523 mainly consists of prepaid insurances.

Note 7. Marketable Securities

The Company owns 826,376,882 shares of common stock of Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets., for a diluted 15% and 17% equity holding in the company as of December 31, 2023 and 2022. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded which resulted in the Company recording an unrealized loss on marketable securities of $1,156,928 and $578,464 for the years ended December 31, 2023 and 2022. The Company’s previous Chief Executive Officer, who resigned on October 6, 2022, had an immediate family member who sits on the board of directors of Scepter Holdings, Inc. As of December 31, 2023 and 2022, our marketable securities were valued at $495,826 and $1,652,754.

Note 8. Inventories

As of December 31, 2023 and 2022, inventories of $44,632 and $47,180 consist of crude oil. The crude oil is related to our oil gathering facility in Delhi, Louisiana. As of December 31, 2022, an impairment loss of $192,000 related to the Fenix Iron was realized. Inventories are valued at the lower of cost or market (net realizable value).

Note 9. Precious Metal Concentrate

The operations surrounding our precious metals were temporarily suspended until 2022. Due to these suspended activities, and a shift in 2022 of the Company’s focus to the oil and gas industry, we were not able to sell our precious metals in their concentrate form as anticipated, and reserved the remaining $1,166,709 surrounding our precious metal concentrate for the year ended December 31, 2022.

Note 10. Notes Receivable

Notes receivable are carried at the receivable amount less an estimated reserve for troubled accounts. Management determines the reserve for troubled accounts by analyzing notes receivable for non-performance, including the payment history of the notes receivable.

In December 2021 we sold such 3,309,578 shares of marketable securities in a private transaction for a purchase price of $860,491, reflecting the market price as of such time. Such purchase price was paid in the form of $10,000 cash delivered at signing and a note issued in favor of Vivakor in the amount of $850,491 accruing interest at 3% per annum, with payments due quarterly over a five year term. As of December 31, 2023 and 2022 we have reserved against the full balance of the note in the amount of $828,263.

In April 2022 and October 2021, we entered into two two-year master revolving notes with VWF. The notes have interest rates of 5% and 3% per annum, with payment in full due at maturity. As of the date of this report, the October 2021 note with principal and accrued interest of $31,128 has matured, but has not yet been paid. On October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI). The assets, liabilities, and equity related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation. These notes with VWFI were previously eliminated upon consolidation.

Note 11. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$7,823	$7,175	$14,998	$5,912	$9,086
Vehicles	36,432	33,396	3,036	36,432	26,110	10,322
Equipment	942,880	435,260	507,620	942,880	295,855	647,025
Property	17,000	-	17,000	17,000	-	17,000
Finance lease- Right of use assets	3,579,544	1,484,324	2,095,220	3,579,544	349,253	3,230,291

Construction in process:
Wash Plant Facilities	3,344,968	-	3,344,968	199,800	-	199,800
Cavitation device	72,201	-	72,201	44,603	-	44,603
Remediation Processing Unit 1	4,464,513	-	4,464,513	4,396,753	-	4,396,753
Remediation Processing Unit 2	8,187,425	-	8,187,425	6,285,547	-	6,285,547
Remediation Processing Unit System A	2,795,391	-	2,795,391	3,893,051	-	3,893,051
Remediation Processing Unit System B	2,795,391	-	2,795,391	3,845,398	-	3,845,398
WCCC Tank Expansion	9,377	-	9,377	-	-	-
Total fixed assets	$26,260,120	$1,960,803	$24,299,317	$23,256,006	$677,130	$22,578,876

For the years ended December 31, 2023 and 2022, depreciation expense was $148,603 and $638,073. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

The operations surrounding our precious metals extraction services were temporarily suspended until 2022, although due to these suspended activities and a shift in 2022 of the Company’s focus to the oil and gas industry, we realized an impairment loss of $6,269,998 surrounding the extraction machinery for the year ended December 31, 2022.

As of December 31, 2022, we continued to pursue a test facility or third-party reactor for our nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, which includes our bioreactor equipment. The Company received recent quotes for testing or building our own test facilities with new partners for this venture. After taking into consideration this new information, we noted that the newly requested capital expenditure to test and scale the business triggered an impairment loss of assets related to our ammonia synthesis assets, including our bioreactors. The impairment loss related to our bioreactors was $1,440,000 for the year ended December 31, 2022.

Note 12. License Agreements

On August 17, 2017, the Company purchased rights to an exclusive license for the applications and implementations involving the Nanosponge Technology and to use and develop the Nanosponge as we see fit at our sole discretion. The Nanosponge contribution in the Company’s processes is to facilitate a cracking process whereby remediated or extracted oil may be further refined from a crude product to a diesel fuel. The license was valued at $2,416,572 and is amortized over its useful life of 20 years. As of December 31, 2023 and 2022, the accumulated amortization of the license was $765,248and $644,419. For the years ended December 31, 2023 and 2022, amortization expense of the license was $120,829. Amortization expense for the years 2024 through 2028 is $120,829 in each respective year. As of December 31, 2023 and 2022, the net value of the license is $1,651,324 and $1,772,153, respectively.

On January 20, 2021, the Company entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member was a 7% shareholder) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. The Company paid $25,000 and 16,667 shares of restricted common stock upon signing. For the year ended December 31, 2022, we realized an impairment loss of $447,124 on this license agreement due to the current disruptions at the Vernal, Utah facility. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

Note 13. Intangible Assets, Net and Goodwill

The following table sets forth the components of the Company’s intangible assets at December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$18,905	$94,525	$113,430	$12,233	$101,197
Extraction Technology	16,385,157	7,305,049	9,080,108	16,385,157	6,485,791	9,899,366
Acquired crude oil contracts	16,788,760	2,525,739	14,263,021	19,095,420	844,930	18,250,490
Total Intellectual property	$33,287,347	$9,849,693	$23,437,654	$35,594,007	$7,342,954	$28,251,053

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2021	$-
Business combination acquisition(1)	12,678,108
December 31, 2022	$12,678,108
Business combination acquisition(1)	2,306,660
December 31, 2023	$14,984,768

(1)	The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill within twelve months. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2023.

On August 1, 2022, the Company closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, and JBAH Holdings, LLC, as the equity holders of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”) and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC making SFD and WCCC wholly owned subsidiaries of the Company. The purchase price for the Membership Interests was approximately $32.9 million, after post-closing adjustments.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), of which our CEO is a beneficiary. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month. The agreement expires on December 31, 2031.

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

The measurement of assets acquired and liabilities assumed in the business combination was based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3M in 2023. As of December 31, 2023 and 2022, goodwill was $14,984,768 and $12,678,108. As of December 31, 2023 and 2022, the fair values of the acquired contracts (described above) were $16,788,758 and $19,095,420. The acquired contracts are amortized over a 9 year, 5 month life. The amortization expense of the acquired contracts was $844,930 from the date of acquisition on August 1, 2022 through December 31, 2022, and amortization expense for the years 2023 through 2028 is $1,680,809 in each respective year. As of December 31, 2023, the net carrying value of the acquired contracts is $14,263,021.

The Company entered into a Contribution Agreement dated January 5, 2015, where proprietary information and intellectual property related to certain petroleum extraction technology (also known as hydrocarbon extraction technology) suitable to extract petroleum (or hydrocarbons) from tar sands and other sand-based ore bodies, and all related concepts and conceptualizations thereof (the “Extraction Technology”) was contributed to VivaVentures Energy Group, Inc., a 99% majority-owned subsidiary of Vivakor, and was assessed a fair market value of $16,385,157, which consists of the consideration of $11,800,000 and the Company assuming a deferred tax liability in the amount of $4,585,157. All ownership in the Extraction Technology (including all future enhancements, improvements, modifications, supplements, or additions to the Extraction Technology) was assigned to the Company and is currently being applied to the Company Remediation Processing Centers, which are the units that remediate material. The Extraction Technology is amortized over a 20-year life. For the years ended December 31, 2023 and 2022, the amortization expense of the technology was $819,258. Amortization expense for the years 2024 through 2028 is $819,258 in each respective year. As of December 31, 2023 and 2022, the net carrying value of the Extraction Technology is $9,080,108 and $9,899,366.

In 2019, the Company began the process of patenting the Extraction Technology and all of its developments and additions since the acquisition, and we have filed a series of patents and capitalized the costs of these patents. The capitalized costs of these patents are $113,430. The patents were placed in service in 2021 and are amortized over the patents’ useful life of twenty years. For the year ended December 31, 2023 and 2022, the amortization expense of the patents was $6,672. Amortization expense for the years 2024 through 2028 is $5,672 in each respective year. As of December 31, 2023 and 2022, the net carrying value of the patents is $94,525 and $101,197.

The Company entered into an asset purchase agreement dated September 5, 2017, where two patents (US patent number 7282167- Method and apparatus for forming nano-particles and US patent number 9272920- System and method for ammonia synthesis) were purchased and attributed a fair market value of $4,931,380, which consists of the consideration of $3,887,982 and the Company assuming a deferred tax liability in the amount of $1,043,398. The patents grant the Company ownership of a nano catalyst technology that facilitates chemical manufacturing, with a focus on the production of ammonia, specifically for the gas phase condensation process used to create the iron catalyst. As of December 31, 2022, we continued to pursue a test facility or third-party reactor for our nano catalyst technology. The Company received quotes for testing or building our own test facilities with new partners for this venture with estimates of cost being over $4 million. After taking into consideration this information, we noted that the requested capital expenditure to test and scale the business triggered a net impairment loss to fully impair the patents, and the deferred tax liability related to the patents was reduced, yielding a net impairment loss of $1,622,998 for the year ended December 31, 2022. The patents were being amortized over their useful life of 10 years before the impairment was triggered. For the year ended December 31, 2022, the amortization expense of the patents was $493,138.

Note 14. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2023	2022
Accounts payable	$5,226,071	$910,002
Office access deposits	-	235
Unearned revenue	9,107,297	20,936
Accrued interest (various notes and loans payable)	178,999	349,497
Accrued interest (working interest royalty programs)	1,396,528	1,437,711
Accrued tax penalties and interest	669,747	524,286
Accounts payable and accrued expenses	$16,578,642	$3,242,667

	December 31,
	2023	2022
Accounts payable- related parties	$1,933,817	$4,112,300
Accrued interest (notes payable)- related parties	-	30,678
Accounts payable and accrued expenses- related parties	$1,933,817	$4,142,978
Accrued compensation	$1,968,063	$1,302,890

As of December 31, 2023 and 2022, our accounts payable are primarily made up of trade payable for the purchase of crude oil. Trade accounts payables in the amount of $1,933,817 and $4,000,681 is with a vendor who our CEO is a beneficiary of. As of December 31, 2023 and 2022, accounts payable related to services rendered of $178,325 and $37,685, which are not trade payables, are with a vendor who our CEO is a beneficiary of. As of December 31, 2023 and 2022, none and $43,934 of accounts payable related to services rendered, which are not trade payables, are with a vendor where our Chief Financial Officer sits on the board of the directors and is an officer.

As of December 31, 2021, the Company accrued $225,000 for a milestone payment to be paid to TBT Group, Inc. (of which an independent Vivakor Board member is a 7% shareholder) related to our worldwide, exclusive license agreement for the license of piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. This milestone payment was paid in March 2022. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

In March 2023, the Compensation Committee reviewed the Company’s 2022 results, including, but not limited to, the progress of the Company’s historic business and certain acquisitions completed by the Company, and approved discretionary bonuses, which have been accrued as of December 31, 2023, for the Chief Financial Officer, and an acquisition consultant, in the amounts of $505,467 (included in accrued compensation) and $421,222 (included in accounts payable), respectively. In November 2023, our CEO came to beneficially own approximately 41.86% of our outstanding Common Stock, and is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Due to this change in ownership, certain change of control provisions in the Company’s agreements were triggered, including within the Chief Financial Officer’s employment agreement, with the related the executive bonus of $700,000 accrued in 2023. As of December 31, 2023, accrued compensation to current employees includes $90,236 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $1,419,818 due to our Chief Financial Officer, with $58,558 in accrued sick and vacation pay that may be payable in cash if unused, and the remainder paid in cash.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Maxus funded approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. Under the terms of the lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant for the then fair market value. We anticipate that the lease will commence in the second quarter of 2024, at which time the final amount funded, and lease payments will be determined. Because we were involved in the construction of the wash plant and were responsible for paying a portion of the construction costs, we evaluated the control criteria in ‘build to suit’ lease accounting guidance under GAAP ASC 842 (Leases) where the Company was deemed, for accounting purposes, to have control of the wash plant during the construction period. Accordingly, the Company recorded project construction costs incurred during the construction period for the wash plant incurred by the landlord as a construction-in-process asset and a related financing obligation on our consolidated balance sheets. The total $3.3 million of project construction costs (which includes $2.2 million of costs funded by Maxus and $1.1 million of costs incurred by Vivakor, Inc.) have been capitalized and recorded to construction-in-process within ‘Property and equipment, net’. The $2.2 million of construction costs funded by Maxus have been recorded as a component of ‘Accounts payable and accrued expenses.

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 (Note 3 Principles of Consolidation). After deconsolidating VWFI, approximately $9,107,297 of unearned revenue (which was previously eliminated upon consolidation) is reported in our current liabilities and relates to our 2020 agreement to manufacture RPCs for VWFI. VWFI has currently funded the manufacturing of one double capacity RPC, which is expected to be completed and sold to VWFI in 2024 through a sale lease back agreement, at which time we will record a ROU asset and lease liability, and the unearned revenue will be alleviated.

Note 15. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	December 31,
	2023	2022
Various promissory notes and convertible notes (a)	$50,960	$50,960
Novus Capital Group LLC Note (b)	171,554	171,554
National Buick GMC (c)	13,556	16,006
Blue Ridge Bank (d)	410,200	410,200
Small Business Administration (e)	299,900	299,900
Al Dali International for Gen. Trading & Cont. Co. (f)	974,594	-
RSF, LLC (g)	500,000	-
Keke Mingo (h)	913,240	-
Various variable interest promissory notes (i)	-	1,325,000
Total notes payable	$3,334,004	$2,273,620

Loans and notes payable, current	$2,477,970	$542,374
Loans and notes payable, current attributed to variable interest entity	-	1,325,000
Loans and notes payable, long term	$856,034	$406,246

Related party debt:

	December 31,
	2023	2022
Various variable interest promissory notes- related parties (i)	$-	$899,500
Jorgan Development, LLC (j)	20,841,052	27,977,704
Triple T Notes (k)	375,124	342,830
Total notes payable- related parties	$21,216,176	$29,220,034

Loans and notes payable, current- related parties	$15,626,168	$342,830
Loans and notes payable, current attributed to variable interest entity- related parties	-	599,500
Loans and notes payable attributed to variable interest entity- related parties	-	-
Loans and notes payable, long term- related parties	$5,590,008	$28,277,704

2024	$18,104,138
2025	6,162,287
2026	35,552
2027	17,232
2028	17,232
Thereafter	213,740
Total	$24,550,180

(a)	From 2013 through 2018 the Company issued a series of promissory notes and convertible notes with various interest rates ranging up to 12% per annum. The convertible notes convert at the holder’s option after 1 year of issuance and may be converted into shares of common stock. The conversion price is generally equal to the specified per share conversion rate as noted in the note agreements.
(b)	In 2017, the Company acquired assets, including patents, in the amount of $4,931,380 in which the Company also agreed to assume the encumbering debt on asset in the amount of $334,775. The debt currently accrues interest at 10% per annum. In November 2021, the lender agreed to extend the maturity of the note to April 1, 2022. On April 1, 2022, the lender agreed to extend the maturity of the note to April 1, 2023 with an initial payment of $52,448 and approximate monthly payment of $29,432 thereafter until the note is fully paid. As of the date of this report, this note encumbered our ammonia synthesis assets, which were sold in February 2024, and the Company was released by the lender from this liability.
(c)	In May 2019, the Company purchased a vehicle for $36,432 and financed $34,932 over six years with an interest rate of 6.24% per annum. Monthly payments of $485 are required and commenced in July 2019.
(d)	In May 2020 and in January 2021, the Company entered into a Paycheck Protection Program (“PPP”) loan agreement for $205,100 for each loan with Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The May 2020 loan carries an annual interest rate of one (1) percent per annum with payment beginning in the seventh month with monthly payments required until maturity in the 18th month. The January 2021 loan carries an annual interest rate of one (1) percent per annum with payment beginning in the tenth month with monthly payments required until maturity in five years. The loans may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. We have applied for forgiveness under the CARES Act, however we currently believe a substantial portion of the loans may not be forgiven. The Company is working with the loan service agency to obtain forgiveness and any unforgiven amounts of the loans will be repaid in cash. The Company is not currently making payments on these loans.
(e)	From May through August 2020, the Company entered into two loan agreements with the Small Business Administration for an aggregate loan amount of $299,900. The loans carry an interest rate of 3.75% per annum. The loans shall mature in 30 years.
(f)	On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”), in the principal amount of up to $1,950,000. As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method. We also granted DIC a security interest in our Trial Remediation Processing Center (“RPC”) that is currently on-site at the DIC facility in Kuwait. We will repay the amounts due under the note from the operations of the RPC. In order to repay the amounts due under the note, we will pay $12 per ton of material we process from the amounts due to us until all amounts due under the note have been repaid.

(g)	On July 25, 2023, RSF, LLC loaned the Company $500,000 under the terms of a 10% Convertible Promissory Note. Under the terms of the note, interest accrues at 10% per annum, and matures two years from the date of issuance. The note is convertible into shares of our common stock at $2.50 per share, unless such conversion would cause the investor to own more than 4.9% of our outstanding common stock.
(h)

On December 5, 2023, Vivakor, Inc. (the “Company”) received a loan from an individual lender in the principal amount of one million dollars ($1,000,000) and, in connection therewith, the Company (the “Loan”) and agreed to issue 100,000 restricted shares of the Company’s common stock, which was recorded as a debt discount in the amount of $93,990, which is amortized to interest expense over the term of the agreement using the effective interest method. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, has been personally guaranteed by James Ballengee, the Company’s Chief Executive Officer. The lender is not a related party or affiliate of the Company.

(i)	The balance of these various promissory notes are related to the special purchase vehicle, Viva Wealth Fund I, LLC (VWFI), which was deconsolidated in 2023. The 2022 balance primarily related to an offering up to $25,000,000 in convertible notes in a private offering, which was closed in 2023. As of December 31, 2022, VWFI raised $11,750,000 and converted $10,425,000 of this debt to VWFI LLC units. A convertible note automatically converted into the LLC units at the earlier of (i) the date that the Equipment is placed into quality control and testing or (ii) six months from the date of investment. The convertible notes accrued interest at 12% per annum and are paid quarterly. At the maturity date, remaining interest would be paid, at which time no further interest payments accrue. As of December 31, 2022, VWFI also entered into various master revolving notes outside of the offering: $599,500, from a related party of VWFI, which accrues 6% interest per annum, had a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund; $300,000, from a related party of VWFI, which accrued 5% interest per annum, had a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. Any remaining notes related to VWFI were deconsolidated as of October 1, 2023.
(j)	On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The consideration for the membership interests included secured three-year promissory notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, the Company has committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the notes, together with any and all accrued and unpaid interest thereon, will be paid on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the notes issued as consideration in the MIPA, whereby, as soon as is practical, following the approval of the Company’s shareholders (which was obtained in November 2023), the Company issued 7,042,254 restricted shares of the Company’s Common Stock (the “Exchange Shares”) in exchange for the forgiveness and cancellation of $10,000,000 of principal (the “Cancelled Debt Principal”) under the Note, reflecting a conversion price of $1.42 per share (the “Exchange”). The Company’s shareholders approved the Exchange and the Exchange Shares were issued on November 10, 2023 (the “Exchange Date”). As of the Exchange Date, the Exchange Shares had a fair value of approximately $5.6 million. The Exchange was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), as (i) the Company was determined be experiencing financial difficulties as defined by ASC 470-60, and (ii) the Cancelled Debt Principal exceeded the fair value of the Exchange Shares by approximately $4.4 million, resulting in a lower effective borrowing rate on the Note as a result of the Exchange, and thus the Exchange was determined to result in a concession by the Lender. The Company performed a comparison of the undiscounted cash flows associated with the Note subsequent to the Exchange to the carrying value of the Note as of the Exchange date. The net carrying value of the Note was determined to exceed the undiscounted future cash flows by approximately $1.2 million (the “Excess Carrying Value”). The Note was thus written down to the amount of the undiscounted future cash flows on the Note from the Exchange Date to maturity. Further, as the Lender is a related party of the Company, the Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring. Once the registration statement is declared effective by the SEC, the note payment will count against the threshold payment amount, as defined in the notes and the MIPA, and no other material terms of the original note were changed as a result of the conversion. For the year ended December 31, 2023 and 2022, the Company made cash payments of $470,160 and $399,932 in principal and $3,117,826 and $872,404 in interest to Jorgan. For the year ended December 31, 2022, the Company made cash payments of $286,643 in principal and $6,111 in interest to JBAH paying this note off in full.
(k)	The balance of this note is due to a related party, a company owned by the 51% owner of Vivakor Middle East LLC. The loan was granted to Vivakor Middle East LLC by the majority owner for operational use. On March 10, 2021, the Company entered into a master revolving note with Triple T Trading Company LLC to set forth the relationship of the parties to retain the previous terms of the note payable to Triple T Trading Company LLC, to include a note maturity of March 10, 2023 (which was extended to March 10, 2025 and maximum lending amount of 1,481,482 QAR or approximately $400,000, valued at an exchange rate of approximately $0.27 per QAR on December 31, 2023. Subsequent to December 31, 2023, the parties agreed to extend the maturity date of the loan to March 10, 2025.

Note 16. Commitments and Contingencies

Finance Leases

We acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC) in a business combination in August 2022, in which we acquired certain finance lease contracts and liabilities as described below:

On March 17, 2020, the SFD entered into two sale and leaseback transactions with Maxus Capital Group, LLC (“Maxus”). The first transaction involved the Company assigning twelve storage tanks and other equipment for consideration of $1,025,000 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $22,100. At the end of the lease term there is an option to purchase the assets back from Maxus at a purchase price of $1. The second transaction involved the Company assigning the remaining property at the oil gathering facility with the exception of land, to Maxus for consideration of $1,350,861 and subsequently entering into an agreement to lease the assets back from Maxus for 60 monthly payments of $18,912. At the end of the lease term, there is an option to purchase the assets back from Maxus at a purchase price of $877,519. The land contains the oil gathering facility, which is being used as collateral by the lessor for both lease obligations.

We are required to make minimum cash reserve payments of at least $24,000 ($8,945 and $15,055 for the first and second lease, respectively) each month in addition to the base lease payments. The cash reserve payments are to be used in the event of a default. At the end of the term, Maxus will return the balance of any cash reserve payments. As of December 31, 2023, the balances of the cash reserves for these leases were recorded as other assets in the amount of $369,109 (see Note 6). As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as imputed interest rate of 18% for the first and second lease obligations, which results in the carrying value of the financial liabilities equating the estimated book value of the leased assets at the end of the lease terms and the dates at which the Company may exercise its buy-back options. Future minimum lease payments for each of the remaining years under the Maxus lease obligations are as follows: 2024 $492,144, and 2025 $123,036.

On December 28, 2021, the WCCC entered into a sale and leaseback transaction with Maxus, where WCCC assigned the crude oil, natural gas liquids, condensate, and liquid hydrocarbon receipt, throughput, processing, gathering, and delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus for consideration of approximately $2,500,000 and entered into a lease agreement to lease the China Grove Station back from Maxus for 60 monthly payments of $39,313. At the end of the lease term, the Company has an option to purchase the China Grove Station back from Maxus at 35% of the original cost, or $875,000. The Company has pledged 100% of its interests in accounts receivable as collateral for the lease obligation. The Company is required to make minimum cash reserve payments of at least $16,100 each month in addition to the base lease payments until Maxus has received $471,756. The cash reserve payments are to be used in the event of default. As of December 31, 2023, the balance of the cash reserves for these leases was recorded as other assets in the amount of $354,200. As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as yielded an imputed interest rate of 18% for the lease obligation, which results in the carrying value of the financial liability equating the estimated book value of the China Grove Station at the end of the lease term and the date at which the Company may exercise its buy-back option. Future minimum lease payments for each of the remaining years under the Maxus lease obligation are as follows: 2024 $471,756, 2025 $471,756, and 2026 $471,756.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to finance the build-out of our new wash plant facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. We expect Maxus to fund approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, and we will lease the wash plant facility under WCCC’s supplement to the Master Agreement. We expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over 4 years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the second quarter of 2024 at which time the final amount funded and lease payments will be determined. During the construction phase the Company controls the asset under construction and has recorded a liability for the amounts funded by Maxus until lease commencement.

The following table reconciles the undiscounted cash flows for the finance leases as of December 31, 2023 to the finance lease liability recorded on the balance sheet:

2024	$963,900
2025	594,792
2026	471,756
Total undiscounted lease payments	2,030,448
Less: Imputed interest	967,370
Present value of lease payments	1,063,078
Add: carrying value of lease obligation at end of lease term	1,753,000
Total finance lease obligations	$2,816,078

Finance lease liabilities, current	$963,900
Finance lease liabilities, long-term	$1,852,178

Weighted-average discount rate	18.00%
Weighted-average remaining lease term (months)	29.64

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

On April 1, 2022, the Company entered into a lease agreement for approximately 2,000 square feet of office and warehouse space located in Houston, Texas. Commencing on April 1, 2022, the Company entered into a month-to-month lease with JVS Holdings, Inc. The lease may be terminated at any time or for any reason with a 30-day written notice to terminate. The lease required a monthly lease payment of $2,000, which was reduced to $1,000 in October 2023, and such payment continues as long as the Company remains in the space.

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

The right-of-use asset for operating leases as of December 31, 2023 and 2022 was $1,534,870 and $1,880,056. Rent expense for the years ended December 31, 2023 and 2022 was $564,085 and $404,383.

The following table reconciles the undiscounted cash flows for the leases as of December 31, 2023 to the operating lease liability recorded on the balance sheet:

2024	$435,906
2025	162,545
2026	136,975
2027	153,089
2028	143,237
Thereafter	2,823,472
Total undiscounted lease payments	3,855,224
Less: Imputed interest	2,225,403
Present value of lease payments	$1,629,821

Operating lease liabilities, current	$435,906
Operating lease liabilities, long-term	$1,193,915

Weighted-average remaining lease term	215.40
Weighted-average discount rate	10.21%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the operating leases were entered into, the incremental borrowing rate was determined to be 10.21%.

Employment Agreements

On September 30, 2022, the Board of Directors of the Company received notice from Matthew Nicosia, the Company’s former Chief Executive Officer and Chairman of the Board of Directors of his resignation from such positions. Such resignations are not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices and the resignation is considered to be without good reason. On October 28, 2022 we entered into an executive employment agreement with a new Chief Executive Officer, James Ballengee, which provides for annual compensation of $1,000,000 payable in shares of our common stock issued in four equal quarterly installments, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation”). For the first twelve months of Mr. Ballengee’s employment (October 28, 2022 – October 27, 2023), we owed Mr. Ballengee a total of 923,672 shares of our common stock, issuable at 230,918 per quarter. For the next twelve months of Mr. Ballengee’s employment (October 28, 2023 to October 27, 2024), we owe him a total of 1,657,016 shares of our common stock, issuable at 414,254 per quarter. During the year ended December 31, 2023, we issued Mr. Ballengee 1,054,267 shares of our common stock as CEO compensation The CEO Compensation is subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of any such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Employment Agreement may be terminated by either party for any or no reason, by providing five days’ notice of termination.

In June 2022, the Company entered into employment agreements with its previous Chief Executive Officer and its current Chief Financial Officer, which provided for annual base salaries of $375,000 and $350,000, respectively, and provided for incremental increases in their salaries upon the Company’s achievement of specific performance metrics. The Company is currently accruing substantial portions of executive base salaries (see Note 14). The employment agreements provided for the grant of stock options to the previous Chief Executive Officer and the current Chief Financial Officer to purchase up to 955,093 and 917,825 shares of the Company’s common stock, respectively, at an exercise price equal to 110% and 100% of the fair market value of the Company’s common stock on the date of grant. The previous Chief Executive Officer vested in 503,935 of these stock options before his resignation without good reason with the remainder of his stock options cancelled. The total stock options for the former Chief Executive Officer vest over two years of continuous employment, subject to acceleration if terminated without cause or resignations for good reason. The Chief Financial Officer’s agreement also provides that it is anticipated that the executive will receive bonuses which will be determined by the Company’s Compensation Committee and Board of Directors after taking into account the general business performance of the Company, including any completed financings and/or acquisitions. In conjunction with the Company entering into the February 26, 2024 Agreement and Plan of Merger with Empire Energy Acquisition Corp. (Empire), Empire will be issued a majority of our common stock, with the right to appoint certain Board members and executives. As a result on March 8, 2024, we gave our Chief Financial Officer formal notice that his current employment agreement will terminate on June 8, 2024 in accordance with its terms. We are currently negotiating with him regarding extending his employment beyond June 8, 2024. If we are not able to successfully negotiate a new employment agreement with Mr. Nelson then the non-renewal of his employment agreement constitutes a termination for good reason under Mr. Nelson’s employment agreement and triggers the following payment/performance obligations under the employment agreement: 1. Monthly severance payments of the executive’s then base salary for 12 months commencing June 9, 2024. 2. All accrued, unused vacation and accrued compensation (or $1,419,818 as of December 31, 2023) is due and payable in one lump sum cash payment to the executive on June 8, 2024. 3. We will continue to reimburse the executive for his executive healthcare benefits for 12 months or pay for COBRA coverage until the earlier of the expiration of 12 months, the expiration of COBRA coverage, or the date when the executive becomes eligible for substantially equivalent healthcare coverage with new employment. 4. We will pay for the executive’s benefit for outplacement services for 12 months with an outplacement firm selected by the executive. 5. 100% of the executives then unvested stock option shares vest and become fully exercisable for a period of 3 years following the termination date.

On July 1, 2023, we hired Leslie, D. Patterson as our Executive Vice President of Operations & Construction. In this position, Mr. Patterson is in charge of managing the development and operations for our facilities. In connection with his hiring we signed an Executive Employment Agreement with Mr. Patterson. Under the terms of the Agreement, Mr. Patterson will receive $150,000 in annual salary, shares of our common stock equal to $25,000 annually, and two one-time bonuses of shares of our common stock equal to $125,000 each, with the first bonus payable on the one year anniversary of his employment, and the second bonus payable on the eighteen month anniversary of his employment agreement. Mr. Patterson is entitled to other bonuses and benefits on par with our general employment policies.

Note 17. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs, and which also require working interest budget payments by the Company.

The Company accounts for the terms under these contracts for the sale of future revenue under Accounting Standards Codification 470 (“ASC 470”). Accordingly, these contracts include the receipt of cash from an investor where the Company agrees to pay the investor for a defined period a specified percentage or amount of the revenue or a measure of income (for example, gross revenue) according to their contractual right, in which the Company will record the cash as debt and apply the effective interest method to calculate and accrue interest on the contracts. The terms of these agreements grant the holder a prorated 25% participation in the gross revenue of the assets as defined in the agreements for 20 years after operations commence for a purchase price of approximately $2,200,000. The Company made its first payment of $7,735 in the second quarter of 2021. The RPCs are estimated to enter scaled up operations in 2024 and make estimated payments. The Company estimates future payments based on revenue projections for the RPCs. Due to delays and limitations in achieving scaled up operations (see Note 3 Long Lived Assets) the effective interest rate of these agreements range from approximately 11% to 31% for the years ended December 31, 2023 and 2022.

In accordance with ASC 470, the Company records the proceeds from these contracts as debt because the Company has significant continuing involvement in the generation of the cash flows due to the investor (for example, active involvement in the generation of the operating revenues of the business segment), which constitutes the presence of a factor that independently creates a rebuttable presumption that debt classification is appropriate. The Company has determined its effective interest rates to be between approximately 11% and 31% based on each contract’s future revenue streams expected to be paid to the investor as of December 31, 2023. These rates represent the discount rate that equates estimated cash flows with the initial proceeds received from the investor and is used to compute the amount of interest expense to be recognized each period. During the development and manufacturing of the assets the effective interest has been capitalized to the assets. As the assets enter operations or service of their intended use, the effective interest on these contracts will be recognized as interest expense (see Note 11).

In 2016 and 2017, additional consideration to investors to enter into these agreements was granted, and the Company issued to these investors 113,000 shares of Series B-1 Preferred Stock with a relative fair value of $7.50 per share or based on conversion terms and price of the Company’s Common Stock at the time of issuance. The Company also issued 106,167 common stock warrants to investors, which have since expired. The relative fair value of the warrants and Series B-1 preferred stock in aggregate was $1,488,550, and was recorded as a debt discount, which is amortized to interest expense over the term of the agreements using the effective interest method. During the manufacturing phase of the asset, the interest expense is capitalized to the asset.

Some holders of these participation rights also have the option to relinquish ownership and all remaining benefits of their LLC units in exchange for Common Stock in the Company. Depending on the contract, these options to convert to common stock range from between 1 and 5.5 years. The exercise period ranges from between 1 year to 5.5 years with a step-up discount to market for each year the option is not exercised with a range of between 5% to 25% discount to market. As of December 31, 2023 and 2022 none of these options have been exercised to convert to Common Stock. Accordingly, under Accounting Standards Codification 815 (“ASC 815”) the Company valued these options at fair value, which found the fair value of the options to be nominal. Long-term debt related to these participation rights is recorded in “Long-term debt” on the consolidated balance sheet.

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

Long-term debt consists of the following:

	December 31,
	2023	2022
Principal	$2,196,233	$2,196,233
Accrued interest	2,434,449	1,922,621
Debt discount	(197,052)	(211,938)
Total long term debt	$4,433,630	$3,906,916

Long term debt, current	$-	$9,363
Long term debt	$4,433,630	$3,897,553

The following table sets forth the estimated payment schedule of long-term debt as of December 31, 2023:

2024	$-
2025	29,272
2026	44,336
2027	51,494
2028	60,118
Thereafter	2,011,013
Total	$2,196,233

Note 18. Stockholders’ Equity

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

The Company has not issued any outstanding shares of Series A Preferred as of December 31, 2023 and 2022. All of the outstanding shares of Series A Preferred Stock (66,667 shares) were converted to common stock upon the close of the Company’s public offering of the Company’s common stock on February 14, 2022. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. Holders of shares of Series A Preferred Stock will have the right to 25 votes for each share of Common Stock into which such shares of Series A Preferred Stock can then be converted (with a current conversion ratio of 10 shares of Common Stock for each outstanding share of Series A Preferred Stock) and the right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any other Preferred Stock holder in the liquidation, dissolution or winding up of our Company. Holders of shares of Series A Preferred Stock are not currently entitled to dividends. The Company has the right, but not the obligation, to redeem shares of Series A Preferred Stock.

The Company has no issued outstanding shares of Series B Preferred Stock as of December 31, 2023 and 2022, respectively. Shares of Series B Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($6.00) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B Preferred Stock one year after issuance. Holders of Series B Preferred Stock will have the right to one vote for each share of Common Stock into which such Series B Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A Preferred Stock, in the liquidation, dissolution or winding up of our Company. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has no issued and outstanding shares of Series B-1 Preferred Stock as of December 31, 2023 and 2022, respectively. Shares of Series B-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($7.50) or a 10% discount to market on the conversion date). Automatic 1-for-1 conversion of all outstanding shares of Series B-1 Preferred Stock into shares of Common Stock occurred on May 1, 2021. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series B-1 Preferred Stock one year after issuance. Holders of Series B-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A and Series B Preferred Stock, in the liquidation, dissolution or winding up of our Company.

The Company has not issued any Series C Preferred Stock as of December 31, 2023 and 2022, respectively. Shares of Series C Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($10.50) or a 10% discount to the market price on the conversion date). Automatic conversion of shares of Series C Preferred Stock into shares of Common Stock may occur due to certain qualified public offerings entered into or by written consent of a majority of the holders of Series C Preferred Stock or upon the four-year anniversary date of the issuance of such shares. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C Preferred Stock one year after issuance. Holders of Series C Preferred Stock will have the right to one vote for each share of Common Stock into which such Series C Preferred Stock is then convertible, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series B and B-1 Preferred Stock, in the liquidation, dissolution or winding up of our Company. Dividends are 12.5% and cumulative and are payable only when, as, and if declared by the Board of Directors.

The Company has no issued and outstanding shares of Series C-1 Preferred Stock as of December 31, 2023 and 2022, respectively. Shares of Series C-1 Preferred Stock are convertible one year after issuance, at any time at the option of the holder, into shares of Common Stock (with a conversion price at the lesser of the issuance price ($12.00) or a 10% discount to the market price on the conversion date). Automatic conversion of all outstanding shares of Series C-1 Preferred Stock into shares of Common Stock occurred on May 4, 2021 by written consent of a majority of the holders of Series C-1 Preferred Stock. No other shares have been issued since the conversion of all of the outstanding shares of this class of stock. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right, but not the obligation, to redeem shares of Series C-1 Preferred Stock one year after issuance. Holders of Series C-1 Preferred Stock have no voting or dividend rights, and a right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any Preferred Stockholder, except holders of Series A, Series B, Series B-1, and Series C Preferred Stock, in the liquidation, dissolution or winding up of our Company.

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

Common Stock

In November 2023, the Company’s shareholders voted to increase the Company’s authorized shares of common stock to 200,000,000. As of December 31, 2023 and 2022, there were 26,220,508 and 18,064,838 shares of our common stock issued and outstanding, respectively. Treasury stock is carried at cost.

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

For the years ended December 31, 2023 and 2022, the Company issued 7,231,998 and 272,156 common shares for a $10,255,000 and $1,144,992 reduction of liabilities.

Noncontrolling Interest

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The noncontrolling interest related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation. The elimination of noncontrolling interest related to the deconsolidation of VWFI was $8,068,143.

For the year ended December 31, 2022, we converted $4,865,000 in Viva Wealth Fund I, LLC convertible promissory notes into 973 units of noncontrolling interest in Viva Wealth Fund I, LLC, and paid distributions to unit holders of $861,691.

Note 19. Share-Based Compensation & Warrants

On November 10, 2023, our 2023 Equity and Incentive Plan (the Plan) went effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock.

The following is a summary of the material features of the Plan, which is qualified in its entirety by reference to the actual text of the Plan.

Eligibility. The Plan provides for the grant of equity awards to the officers, employees, directors, consultants and other key persons of the Company and our subsidiaries selected from time to time by our Compensation Committee of the Board. The Compensation Committee will determine in its sole and absolute discretion the specific individuals eligible to participate in the Plan. As of April 4, 2024, we had approximately five employees and four directors. The Company also employs consultants to supplement its operational activities.

Awards. Awards under the Plan may take the form of stock options, stock appreciation rights (“SARs”), restricted stock awards, unrestricted stock awards, restricted stock units (“RSUs”), and other share-based awards, or any combination of the foregoing (each, an “award” and collectively, “awards”).

Shares Available. Subject to the adjustment provisions discussed below under “Adjustments,” the total number of shares that may be issued under the Plan is 40,000,000.

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

Stock Options. The Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Code, and “nonqualified stock options” that do not meet such requirements. The term of each option is determined by the Compensation Committee and shall not exceed ten years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Administrator. In general, the per share exercise price for options must be at least equal to 100% of the fair market value of the underlying shares on the date of the grant, unless the option is intended to be compliant with the requirements of Section 409A of the Code. All 40,000,000 shares authorized for issuance under the Plan shall be available for issuance in respect of incentive stock options.

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

Treatment of Termination of Service Relationship. Any portion of a Stock Option or SAR that is not vested and exercisable on the date of termination of an optionee’s service relationship, a grantee’s right in all Restricted Stock Units that have not vested upon the grantee’s cessation of service relationship with the Company and any subsidiary for any reason, shall immediately expire and be null and void, unless otherwise be provided by the Administrator. Once any portion of the Stock Option becomes vested and exercisable, the optionee’s right to exercise such portion of the Stock Option or SAR in the event of a termination of the optionee’s service relationship shall continue until the earliest of: (i) the date which is: (A) 12 months following the date on which the optionee’s Service Relationship terminates due to death or Disability (or such longer period of time as determined by the Committee and set forth in the applicable Award Agreement), or (B) three months following the date on which the optionee’s Service Relationship terminates if the termination is due to any reason other than death or Disability (or such longer period of time as determined by the Committee and set forth in the applicable Award Agreement), or (ii) the expiration date set forth in the award agreement; provided that notwithstanding the foregoing, an award agreement may provide that if the optionee’s service Relationship is terminated for cause, the Stock Option shall terminate immediately and be null and void upon the date of the optionee’s termination and shall not thereafter be exercisable.

Tax Withholding. The Company and its subsidiaries may deduct amounts from participants to satisfy withholding tax requirements arising in connection with Plan awards. The Company’s obligation to deliver stock certificates (or evidence of book entry) to any grantee is subject to and conditioned on any such tax withholding obligations being satisfied by the grantee.

Stock Options & Awards

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including a 16,667 share stock award, which was issued in 2018 and vested in May 2022, 166,667 in employee stock options that were issued in 2020 to cliff vest at the end of five years, but were cancelled on September 1, 2022 by the parties in conjunction with the issuance of 1,872,918 employee stock options granted in June 2022 that were to vest over a period of two years, for which 451,158 of these options were cancelled with the resignation without cause in October 2022 of our prior Chief Executive Officer. For the years ended December 31, 2023 and 2022, we also issued 1,054,267 and 164,490 shares in stock awards in conjunction with the CEO’s October 2022 employment agreement. We issued additional stock awards of 245,536 that vest between quarterly for 12 months to cliff vesting in 12 and 18 months in conjunction with another employee’s contract, which we entered into in July 2023. For the years ended December 31, 2023 and 2022, stock-based compensation was $1,596,957 and $2,606,703. In 2020, the Company also granted non-statutory stock options, including 133,333 stock options to the Board of Directors, which vested over 1 year, and a 333,334 stock option to a consultant, which was to vest over 4 years, but was cancelled on September 1, 2022 by the parties which concluded that it was not probable that certain performance targets would be met, as agreed upon by both parties. On October 24, 2022, the Board of Directors resolved to increase their compensation including the issuance of 100,000 stock options per independent board member, exercisable at $2.50 per share, vesting immediately. In December 2022 and January 2023, a new Board of Directors was nominated and approved. Three new independent Board members were issued stock non-statutory stock awards in the amount of 95,045, for which 50,000 shares vested immediately and 45,045 vested quarterly, and 10,311 of these awards were forfeited upon a director’s resignation in December 2023. Non-statutory stock-based compensation was $303,132 and $1,472,888 for the years ended December 31, 2023 and 2022. In 2022, the Company closed on its underwritten public offering in which the Company granted the underwriter, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), a 45-day option to purchase up to an additional 240,000 shares of Common Stock at the public offering price per share, less the underwriting discounts and commissions, to cover over-allotments, if any. These options were not exercised and expired. On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”). As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method.

There were no other options or awards granted during the years ended December 31, 2023 and 2022, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2022 through December 31, 2023
Risk-free interest rate	0.24 – 5.23%
Expected dividend yield	None
Expected life of warrants	3.33-10 years
Expected volatility rate	156 – 273%

The following table summarizes all stock option activity of the Company for the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2021	650,000	$12.00	7.53

Granted	2,412,918	2.28	5.78
Exercised	(16,667)	11.1	-
Forfeited	(1,212,685)	7.05	-
Outstanding, December 31, 2022	1,833,566	$2.59	6.47

Granted	1,000,000	1.18	1.50
Exercised	-	-	-
Forfeited	(16,666)	12.00	-
Outstanding, December 31, 2023	2,816,900	$2.03	4.08

Exercisable, December 31, 2022	1,526,869	$2.65	5.94

Exercisable, December 31, 2023	2,720,221	$2.05	3.93

As of December 31, 2023 and 2022, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of December 31, 2023 and 2022, the Company had 80,000 warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, a 5-year warrant to purchase 80,000 shares of common stock at an exercise price equal $5.75. and were valued with a fair market value of $374,000. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of the offering.

Management uses the Black-Scholes option pricing model to determine the fair value of warrants on the date of issuance.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants on the date of issuance are as follows:

Risk-free interest rate	1.92%
Expected dividend yield	None
Expected life of warrants	5 years
Expected volatility rate	167%

Note 20. Income Tax

Provision (benefit) for income taxes is as follows:

	December 31,
	2023	2022
Current:
State	$4,380	$800
Total current	4,380	800
Deferred:
Federal	59,440	(3,082,578)
State	28,883	(1,354,913)
Total Deferred	88,323	(4,437,491)

Net provision	$92,703	$(4,436,691)

The differences between the expected income tax provision (benefit) based on the statutory Federal United States income tax rates and the Company’s effective tax rates are summarized below:

	December 31, 2023
Tax Computed At The Federal Statutory Rate	$(2,235,644)	21.00%
State Tax, Net Of Fed Tax Benefit	(353,133)	3.32%
Nondeductible Expenses	1,008,500	-9.47%
Flowthrough Entity not Subject to Tax	(6,820)	0.06%
Foreign Corporation - Minority Interest	6,560	-0.06%
Non-controlling Interest	(20,272)	0.19%
Valuation Allowance	186,011	-1.75%
Rate Change	-	0.00%
R&D Credits	1,891	-0.02%
Other/Prior Year True-Up	1,505,609	-14.14%
Benefit from income taxes	$92,703	-0.87%

	December 31, 2022
Tax Computed At The Federal Statutory Rate	$(4,985,329)	21.00%
State Tax, Net Of Fed Tax Benefit	(1,312,478)	5.53%
Nondeductible Expenses	515,476	-2.17%
Flowthrough Entity not Subject to Tax	422,216	-1.78%
Foreign Corporation - Minority Interest	6,201	-0.03%
Other	92,854	-0.39%
Valuation Allowance	824,368	-3.47%
Benefit for income taxes	$(4,436,691)	18.69%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2023
Deferred Tax Assets:
Net Operating Losses	$4,574,080
Stock Compensation	234,271
Reserves	935,313
Leases Liability	436,111
Inventory	51,376
Fixed Assets	392,902
Accrued Liabilities	626,488
Other	59,991
Total Deferred Tax Assets	7,310,532

Deferred Tax Liabilities:
ROU Asset	(410,703)
Intangibles	(2,262,158)
Total Deferred Tax Liabilities	(2,672,862)
Less: Valuation Allowance	(4,725,993)
Net deferred tax liability:	$(88,323)

December 31, 2022
Reserves	$572,650
Fixed Assets	(1,747,971)
Leases	(3,312)
Intangibles	(2,302,728)
Net Operating Losses	4,253,740
Impairment Losses	3,117,046
Stock Options	(129,350)
Accruals	1,011,016
Other	(231,111)
Net Deferred Asset	4,539,981
Less: Valuation Allowance	(4,539,981)
Total deferred tax liability:	$-

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

As of December 31, 2023 and 2022, the Company had estimated net operating losses for federal and state purposes of $18.1 and $23.7 million, respectively. Federal net operating losses of $6.5 million will expire in 2037. State net operating loss carryovers of $8.5M will start to expire in 2037. Other federal and state net operating loss carryovers do not have an expiration date.

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

The Company is in the process of filing back income tax returns from 2010 through the current year and subject to IRS examination for these years. The Company has booked a reserve for potential penalties associated with non-filing of certain foreign information reports related to its subsidiary in the Middle East. Penalties and interest have been reported in the general and administrative section of the statement of operations. The reserve balance at December 31, 2023 and 2022 was $658,167 and $517,000, respectively. The Company does not expect this reserve to reverse within the next 12 months, as they will apply for a penalty waiver when the tax returns are ultimately filed. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 21. Related Party Transactions

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets, liabilities and equity related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation. In 2022, VWFI paid $2,266,964 to Dzign Pro Enterprises, LLC (Dzign Pro) for engineering services related to our RPCs, site planning, and infrastructure, which entity shares a common executive with VWFI. As of December 31, 2022, VWFI also entered into a master revolving note payable to Dzign Pro in the amount of $300,000, which accrues 5% interest per annum, has a maturity date of July 14, 2024, where no payments are made prior to the maturity date unless at the option of the fund. VWFI also entered into a master revolving note payable to Van Tran Family LP, which is an affiliate of WealthSpace, LLC, the VWFI Fund Manager, in the amount of $599,500, which accrues 6% interest per annum, had a maturity date of October 11, 2023, where no payments are made prior to the maturity date unless at the option of the fund.

In 2023 we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the year ended December 31, 2023, we realized $98,000 in office sublease lease revenue from Spectra. As of December 31, 2023, the Company is carrying accounts receivable of $22,000 related to this sublease.

On May 25, 2023, we entered into a Consulting Agreement with Matthew Nicosia, a shareholder, affiliate via beneficial ownership, and our former Chief Executive Officer. Under the terms of the agreement, Mr. Nicosia is assisting our current Chief Executive Officer regarding transitioning certain projects Mr. Nicosia was working on to our new Chief Executive Officer, primarily those operations related to our business in Kuwait and our attempt to sell some operations that we have impaired. The agreement is for an initial term of three months, and we have paid Mr. Nicosia a total of $25,000 in cash and accrued $30,000, to be paid in common stock. We also advanced Mr. Nicosia $21,000 for a business expenses related to a trip to Kuwait for the Company and have requested evidence of his business expenses. We have received evidence of business expenses of approximately $16,254 to date and are awaiting documents and evidence for the remaining expense amount.

In May 2023, we entered into a Consulting Agreement with Trent Staggs, who is a current shareholder of the Company and one of our former directors. The agreement was for a term of four months and has been terminated as of September 30, 2023. For the year ended December 31, 2023, we paid Mr. Staggs a total of $48,000 in cash under the terms of the agreement.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests in each of SFD and WCCC (the “Membership Interests”), making SFD and WCCC our wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million paid for by us with a combination of shares of our common stock, amount equal to 19.99% of the number of issued and outstanding shares of our common stock immediately prior to issuance, and secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to the Sellers on a monthly basis in an amount equal to the Monthly Free Cash Flow beginning on August 20, 2022, and continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter, as set forth in the MIPA. At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions.

The consideration for the membership interests included the Notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, we have committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the Notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the Notes, whereby, after the approval of our shareholders was given in November 2023, we issued 7,042,254 restricted shares of our common stock as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis (the “Note Payment”), reflecting a conversion price of $1.42 per share. Once a registration statement registering the shares for the Note Payment is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. As of December 31, 2023, we have accrued interest of approximately none and made cash payments of $3,587,986.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have received tank storage revenue of approximately $1,800,000 and $750,000 for the years ended December 31, 2023 and 2022.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the years ended December 31, 2023 and 2022, we have made crude oil purchases from WC Crude of $36,740,922 and $25,239,962. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. SFD sells the NGL stream at cost in 2022 and at a profit in 2023 to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $11,268,005 and $5,890,910 for the years ended December 31, 2023 and 2022.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the years ended December 31, 2023 and 2022, Endeavor rendered services in the amount of $295,881 and $37,993.

In September 2020, we entered into a consulting contract with LBL Professional Consulting, Inc. (“LBL”), of which our Chief Financial Officer is also an officer, which remains in effect. For the twelve months ended December 31, 2022, LBL invoiced the Company for $340,484. On December 17, 2020 the Company granted non-statutory stock options to LBL to purchase 333,334 shares of common stock, which was cancelled on September 1, 2022 by the parties. Our Chief Financial Officer is not the beneficiary of the Company and is not permitted to participate in any discussion, including LBL’s board meetings, regarding any Company stock that LBL may own at any time. For the year ended December 31, 2023, the Company paid off its remaining $20,413 of accounts payable to LBL.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2023 and 2022, the balance owed was $375,124 and $342,830.

On January 20, 2021, we entered into a worldwide, exclusive license agreement with TBT Group, Inc. (of which an independent Vivakor Board member at the time was a 7% shareholder of TBT Group, Inc.) to license piezo electric and energy harvesting technologies for creating self-powered sensors for making smart roadways. In 2023 we agreed with TBT Group, Inc. to cancel the license agreement and both parties agreed to fully release and discharge any and all known and unknown claims they may have against the other party, with neither party owing the other party any money and TBT retaining the ownership of the piezo electric and energy harvesting technology that was the subject of the license agreement.

Note 22. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On February 5, 2024, we issued a secured promissory note (the “Note”) due as described below, to Cedarview Opportunities Master Fund LP (the “Lender”), in the principal amount of $3,000,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The Company received the funds on February 6, 2024, minus a 3% origination fee.

To secure repayment of the Note, the Company issued the Lender a security interest in the assets of the Company and its subsidiaries. The Company also issued an irrevocable letter to its transfer agent to reserve 3,000,000 shares of its common stock until the Note is repaid. If the Company defaults on the repayment of the Note then the transfer agent will transfer the shares to the Lender for the Lender to sell until the amounts due under the Note are repaid in full and return any remaining shares.

The Company will repay the amounts due under the Note as follows: first three months are interest only payments, which the Company prepaid at Closing, and then twelve equal monthly installment payments of interest plus $250,000, which must be made on or before May 5, 2025 (the Maturity Date). The Company's obligation to repay the funds is guaranteed by the Company's subsidiaries, which are signatories to the Agreement and a corresponding Guaranty. As additional consideration for the Lender loaning us the Principal Amount, Jorgan Development, LLC (“Jorgan”), an entity controlled by James Ballengee, our Chief Executive Officer, and James H. Ballengee as an individual executed a Subordination Agreement under which Jorgan and Mr. Ballengee agreed to subordinate the security interest they have in our assets securing obligations due to them to the security interest granted to the Lender under the Agreement.

The Company paid a finder $70,000 in relation to obtaining the loan and issued the Lender 300,000 shares of its common stock at $0.951 per share, restricted in accordance with Rule 144, as additional consideration for the loan, and will be recorded as a discount against the face amount of the Note.

On February 26, 2024 (the “Execution Date”), we (the “Parent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire Energy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Parent (“Merger Sub”), and Empire Diversified Energy, Inc., a Delaware corporation (“Empire” and collectively with the Parent and Merger Sub, the “Parties”). Pursuant to the Merger Agreement, on the Closing Date, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Empire (the “Merger”), with Empire surviving the Merger as a wholly owned subsidiary of the Parent (the “Surviving Company”).

As a result of the Merger, at Closing, all shares of Empire’s common stock, par value $0.00001 per share (the “Empire Common Stock”), on a fully diluted and as converted basis, shall be converted into and exchanged for the right to receive an aggregate of 67,200,000 shares (the “Consideration Shares”) of the Parent’s common stock, par value $0.001 per share (the “Parent Common Stock”), stipulated to be $1.00 per share of Parent Common Stock for an aggregate value equal to $67,200,000.

Representations and Warranties; Covenants

Pursuant to the Merger Agreement, the Parties made customary representations and warranties for transactions of this type; provided, that the Parties agreed that each of the Parent and Empire shall deliver fully completed copies of their respective disclosure schedules as soon as reasonably practicable, but in no event later than 14 days following the Execution Date. Both Parties shall have sixty (60) days from the Execution Date (the “Diligence Expiration Date”) to conduct due diligence review of the other Party, giving rise to the termination right by either Party until the Diligence Expiration Date.

Net Cash Minimum

Pursuant to the Merger Agreement, at the Closing, Empire is required to have a minimum of $2,500,000 of unrestricted net cash on its books (“Net Minimum Cash”), which Net Minimum Cash shall be available to the Parent following the Closing.

Registration Statement and Proxy

As promptly as practicable following the date the Net Minimum Cash is obtained pursuant to the Merger Agreement, but in no event after the later of the (i) 45th day following the Execution Date and (ii) 10th day following the date the Net Minimum Cash is obtained, so long as the Parent has received all necessary information from Empire, the Parent shall file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 (the “Registration Statement”) relating to, among other things, the registration of the Consideration Shares issuable to the Empire Stockholders pursuant to the Merger Agreement, including the Proxy Statement portion thereof relating, among other things, to the approval of the Proposals (as defined below) to be voted on at the Parent Stockholders Meeting (as defined below).

Parent Stockholders Meeting

As promptly as practicable following the date on which the Registration Statement is declared effective by the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and after reasonable consultation with Empire, the Parent shall establish the record date, and duly call, give notice of, convene and hold the a special meeting of the stockholders of the Parent (the “Parent Stockholders Meeting”) in accordance with Nevada law (and in any event within 10 Business Days after the date of effectiveness of the Registration Statement, unless otherwise required by applicable Laws). At such Parent Stockholders Meeting, the Parent’s board of directors (the “Board”) is to recommend that the Parent Stockholders approve and adopt the following proposals (the “Proposals”): (i) the Merger Agreement, the Merger, the Ancillary Agreements and the Transactions; (ii) for purposes of complying with Nasdaq listing Rule 5635(a), (b) and (d), the issuance of the Consideration Shares to the Empire Stockholders as contemplated in the Merger Agreement; (iii) the adjournment of such Parent Stockholders Meeting as permitted by Section 5.08 of the Merger Agreement; and (iv) any other proposal or proposals that the Parent reasonably deems necessary or desirable to consummate the transactions contemplated by the Merger Agreement (collectively, the “Parent Board Recommendations”).

Board of Directors and Officers

Upon the Closing, (i) the number of members of the Board shall be fixed at seven, and (ii) the members of the Board shall be (A) James Ballengee, who shall serve as Chairman, (B) three (3) members to be chosen by Empire, (C) two (2) members to be chosen by the Parent, and (D) one (1) member to be chosen by both the Parent and Empire. At least four (4) of the individuals identified in (B), (C), and (D) shall qualify as independent directors under the rules of the Nasdaq Stock Market LLC (“Nasdaq”). If any individual identified in (B) of the foregoing clause (ii) is unable or unwilling to serve in such capacity, Empire may choose a successor but not less than five (5) days in advance of the Closing or such earlier period as may be required by disclosure requirements under applicable Law. If any individual identified in (C) of the foregoing clause (ii) is unable or unwilling to serve in such capacity, the Parent may choose a successor but not less than five days in advance of the Closing or such earlier period as may be required by disclosure requirements under applicable Law.

From and after the Effective Time, James Ballengee shall continue to serve as the Parent’s Chief Executive Officer until the earlier of the Board’s appointment of a successor or Mr. Ballengee’s death, resignation, termination or removal.

Conditions to Each Party’s Obligations to Consummate the Transactions

The respective obligation of each Party to effect, or cause to be effected, the Transactions, including the Merger, is subject to the satisfaction on or before the Closing Date of each of the following conditions, unless waived in writing by each of Parent and the Parent: (a) the Parent Board Recommendations have been approved by the required Parent Stockholders at the Parent Stockholders Meeting; (b) the Merger Agreement and the Merger shall have been duly adopted by the required Empire Stockholders; (c) the Registration Statement shall have become effective; (d) the Parties shall have received all approvals with any Governmental Authority necessary to consummate the Transactions, including, but not limited to, the expiration or termination of the waiting period under the HSR Act, if applicable; (e) there shall not have been enacted, promulgated or made effective after the Execution Date any Law or Orders by a Governmental Authority of competent jurisdiction that enjoins or otherwise prohibits or makes illegal, or any Legal Action by any Governmental Authority seeking to enjoin or prohibit or make illegal, consummation of the Transactions and there shall not be in effect any injunction (whether temporary, preliminary or permanent) by any Governmental Authority of competent jurisdiction that enjoins or otherwise prohibits consummation of the Transactions; (f) the Parent shall have obtained a Fairness Opinion concluding that the Merger and the related Transactions are fair to the Parent Stockholders from a financial point of view; (g) the executed Lock-Up Agreement has been delivered to the Parent; (h) the Lock-Up Extension has been delivered to Empire; and (i) all of the Convertible Securities of Empire have been exercised, converted or exchanged for Empire Common Stock and the Parties shall have mutually agreed as to the treatment of warrants exercisable for shares of Empire Common Stock (the “Empire Warrants”) at Closing provided that if the Empire Warrants have been terminated or exercised into Empire Common Stock prior to the Closing, this condition shall have been deemed satisfied.

Conditions to Obligations of the Parent

The obligations of the Parent to effect, or cause to be effected, the Transactions, including the Merger, are subject to the satisfaction on or before the Closing Date of the following conditions, unless waived in writing by the Parent (subject to certain qualifications and exceptions as set forth in the Merger Agreement for each): (A) the representations and warranties of Empire regarding the capitalization of Empire shall be true and correct as of the Closing as though made on such date; (B) the representations and warranties of Empire set forth in Section 3.01 (Organization and Power), Section 3.04 (Corporate Authorizations), Section 3.06 (Capitalization) (other than subsections (a), and (b) and (g)), and Section 3.24 (Brokers) shall be true and correct in all material respects as of the Closing as though made on such date; (C) the remaining representations and warranties of Empire contained in Article III shall be true and correct, in each case as of the Closing as though made on such date; (D) each of the covenants of Empire to be performed as of or prior to the Closing shall have materially been performed; (E) there shall not have been a Company Material Adverse Effect (as defined in the Merger Agreement); (F) the Parent shall have received the Company Officer’s Certificate (as defined in the Merger Agreement); (G) Empire shall have the Net Cash Minimum on hand; and (H) the Parent shall have received each of the agreements, instruments and other document set forth in Section 1.11(b) of the Merger Agreement.

Conditions to Obligations of Empire

The obligations of Empire to effect, or cause to be effected, the Transactions, including the Merger, are subject to the satisfaction on or before the Closing Date of the following conditions, unless waived in writing by Empire (subject to certain qualifications and exceptions as set forth in the Merger Agreement for each): (A) the representations and warranties of the Parent regarding the capitalization of the Parent shall be true and correct as of the Closing as though made on such date; (B) the representations and warranties of the Parent set forth in in Section 4.01 (Organization and Power), Section 4.04 (Corporate Authorizations), Section 4.06 (Capitalization) (other than subsections (a) and (b) and (g)), Section 4.08 (Business Operations), Section 4.24 (Takeover Statutes), Section 5.22 (Opinion of Financial Advisor) and Section 4.28 (Brokers) shall be true and correct in all material respects as of the Closing as though made on such date; (C) the remaining representations and warranties of the Parent contained in Article IV shall be true and correct, in each case as of the Closing as though made on such date; (D) each of the covenants of the Parent to be performed as of or prior to the Closing shall have materially been performed; (E) there shall not have been a Parent Material Adverse Effect (as defined in the Merger Agreement); (F) Empire shall have received the Parent Officer’s Certificate (as defined in the Merger Agreement); (G) the Parent Common Stock (i) shall be listed on Nasdaq and (ii) shall not have been suspended, as of the Closing Date, by the SEC or Nasdaq from trading on Nasdaq nor shall (x) the Parent have received any notice or communication from Nasdaq noting noncompliance with listing requirements or threatening suspension or delisting of the Parent Common Stock or (y) the Parent fails to meet any of the continued listing requirements applicable to it in order to be in compliance with all such listing and maintenance requirements; (H) the transactions referenced in Section 6.03(f) of the Merger Agreement have been consummated or terminated; and (I) Empire shall have received each of the agreements, instruments, and other documents set forth in Section 1.11(a) of the Merger Agreement.

Indemnification; Limits

Pursuant to Article VIII of the Merger Agreement, and subject to the limitations set forth therein from the date that is twelve (12) months after the Closing, each Party agreed to indemnify and hold harmless the other party for any all Damages incurred or suffered as a result of (a) any inaccuracy in or breach of any representation or warranty or in any certificate or instrument delivered pursuant to the Merger Agreement and (b) any breach of any covenant or agreement of such Party as set forth in the Merger Agreement. Section 8.04(a) of the Merger Agreement (i) limits Empire’s ability to assert claims for Damages against the Parent unless and until the aggregate amount of all such Damages exceeds $250,000 (the “Parent Threshold”) and (ii) caps Parent’s liability for any indemnification payments at $500,000 (the “Parent Cap”).

Section 8.04(b) of the Merger Agreement limits the Parent’s ability to assert claims for Damages against Empire unless and until the aggregate amount of all such Damages exceeds $250,000 (the “Empire Threshold”). Notwithstanding anything in the Merger Agreement to the contrary, the Parent Threshold, the Parent Cap and the Empire Threshold shall not apply to Damages that arise from, relate to or are accrued, suffered or incurred as a result of claims relating to fraud or intentional misrepresentation.

Except for claims relating to fraud or intentional misrepresentation, the sole remedy of the Parent under the Merger Agreement shall be the Escrow Shares held pursuant to the Escrow Agreement (discussed below).

Termination

The Merger Agreement may be terminated and the transactions therein may be abandoned: (A) by mutual written consent of the Parties; (B) by the Parent or Empire (i) within sixty (60) days from the Execution Date as a result of the terminating Party’s due diligence review of the other Party, (ii) at any time before the Effective Time if the Closing has not occurred on or before the date that is nine (9) months from the Execution Date (the “Termination Date”), (iii) at any time before the Effective Time the Parent fails to obtain the vote required to pass the proposals presented at the Parent Stockholders Meeting, (iv) at any time before the Effective Time if Empire fails to obtain the vote required to pass the proposals presented at the special meeting of Empire’s stockholders as set forth in the Merger Agreement (the “Empire Stockholder Meeting”), or (v) at any time before the Effective Time if any Law or Order is enacted, issued, promulgated or entered by a Governmental Authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the Transactions, and (in the case of any Order) such Order has become final and non-appealable; (C) by Empire if, among other things, (i) there has been a Parent Adverse Recommendation Change (as defined in the Merger Agreement), (ii) if the Board recommends a Superior Proposal (as defined in the Merger Agreement) to the Parent Stockholders or if a tender offer, exchange offer, or other transaction for any outstanding shares of the Parent’s capital stock is commenced before obtaining the required vote at the Parent Stockholders Meeting and if the Board fails to recommend against any such Superior Proposal within ten (10) Business Days after commencement; (iii) if there is a material breach of Section 5.05 of the Merger Agreement, (iv) if the Parent or any of its subsidiaries breach any of its representations, warranties, covenants or agreements in the Merger Agreement, subject to Parent’s ability to cure such breach within the timeframe set forth in the Merger Agreement, (v) if the obligations in Section 6.01 and 6.02 of the Merger Agreement have been satisfied and the Parent has failed to fulfill its respective obligations and consummate the Closing within three (3) Business Days following written notice that Empire is willing and able to consummate the Closing, (iv) the Parent fails to pass the proposals at the Parent Stockholders Meeting by the Termination Date solely due to the action or inaction of the Parent and such action or inaction constitutes a material breach of the Merger Agreement, or (vii) if Empire’s board of directors approves termination and Empire has concurrently with such termination entered into a definitive agreement, arrangement or understanding providing for the implementation of a Superior Proposal (Parent) (as defined in the Merger Agreement); or (D) by the Parent if, among other things, (i) Empire breaches any of its representations, warranties, covenants or agreements contained in the Merger Agreement, subject to Empire’s ability to cure such breach within the timeframe set forth in the Merger Agreement, (ii) if the obligations in Section 6.01 and 6.02 of the Merger Agreement have been satisfied and Empire has failed to fulfill its respective obligations and consummate the Closing within three (3) Business Days following written notice that Empire is willing and able to consummate the Closing; (iii) if Empire fails to pass the proposals presented at the Empire Stockholder Meeting by the Termination Date, or (iv) if the Board approves termination and the Parent has concurrently with such termination entered into a definitive agreement, arrangement or understanding providing for the implementation of a Superior Proposal (Parent) (as defined in the Merger Agreement).

Ancillary Agreements to Merger Agreement

Voting and Support Agreements

Within 30 days of the Execution Date, the Parent agreed to deliver the written agreement of certain directors and executive officers and certain Parent Stockholders holding at least 51% of the voting power of Parent Common Stock (the “Relevant Parent Insiders”), to enter into, in their capacity as stockholders, a voting and support agreement with the Parent, Empire and Merger Sub (the “Parent Voting and Support Agreement”), pursuant to which such Relevant Parent Insiders agree to vote in favor of the adoption of the Merger Agreement and the Transactions and to take (and refrain from taking) certain other actions in connection with the Transactions, including the Merger, in each case, on the terms set forth in the Parent Voting and Support Agreement.

Within 30 days of the Execution Date, Empire agreed to deliver the written agreement of certain directors, executive officers and certain Empire Stockholders holding at least 51% of the voting power of shares of Empire Common Stock (the “Relevant Empire Insiders”), to enter into, in their capacity as stockholders, a voting and support agreement with Empire, the Parent and Merger Sub (the “Empire Voting and Support Agreement”), pursuant to which the Relevant Empire Insiders agree to vote in favor of the adoption of the Merger Agreement and the Transactions and to take (and refrain from taking) certain other actions in connection with the Transactions, including the Merger, in each case, on the terms set forth in the Empire Voting and Support Agreement.

Lock-Up Agreements

As a condition to the Parent’s obligations to consummate the Transactions, at Closing, one or more Empire Stockholders representing, individually or collectively, such number of shares of Empire Common Stock that represent not less than 65% of the issued and outstanding shares of Empire Common Stock, in the aggregate, on a fully diluted and as-converted basis, shall enter into a lock-up agreement (the “Lock-Up Agreement”) whereby such Empire Stockholders agree to a lock-up of their respective Consideration Shares for a period of 12 months following the Closing.

As a condition to Empire’s obligations to consummate the Transactions, at or prior to Closing, the Parent shall cause the lock-up period contained in the lock-up agreement dated August 1, 2022 by and between the Parent and JBAH Holdings, LLC to be amended or extended to February 1, 2025 (the “Lock-Up Extension”).

Escrow Agreement and Escrow Shares

The Parties agreed to enter into an Escrow Agreement (the “Escrow Agreement”), pursuant to which certain of the Empire Stockholders (the “Indemnifying Empire Stockholders”) are to deposit with the Escrow Agent, at Closing, an aggregate of 5,040,000 Consideration Shares otherwise issuable to such Indemnifying Empire Stockholders (the “Escrow Shares”) as security for the obligations of the Parent, its members, shareholders, partners, managers, directors, officers, employees and agents, and its and their respective Affiliates (including, after the Closing, the Surviving Company), successors and permitted assigns (each, an “Indemnified Acquiror” and together, the “Indemnified Acquirors”). The Escrow Agreement shall become effective on the Closing Date and terminate on the 12-month anniversary thereof (the “Escrow Termination Date”). On the Escrow Termination Date, any Escrow Shares not previously released or distributed to cover the obligations of the Indemnified Acquirors as set forth in the Merger Agreement shall be released to the Indemnifying Empire Stockholders.

The foregoing descriptions of the Merger Agreement, the Parent Voting and Support Agreement, the Empire Voting and Support Agreement, the Lock-Up Agreement and the Escrow Agreement do not purport to be complete and are qualified their entirety by reference to the Merger Agreement, the form of Parent Voting and Support Agreement, the form of Empire Voting and Support Agreement, the form of Lock-Up Agreement and the form of Escrow Agreement attached to our Current Report on Form 8-K as Exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively, filed with the Commission on March 1, 2024.

On March 21, 2024 (the “Execution Date”), Vivakor, Inc., (the “Company” or “Purchaser”) entered into a Membership Interest Purchase Agreement (the “ENDEAVOR MIPA”) and incorporated by reference herein, with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC (f/k/a Meridian Transport, LLC), a Texas limited liability company (“Endeavor”), Equipment Transport, LLC, a Pennsylvania limited liability company (“ET”), Meridian Equipment Leasing, LLC, a Texas limited liability company (“MEL”), and Silver Fuels Processing, LLC, a Texas limited liability company (“SFP” and, together with Endeavor, ET, and MEL, the “Acquirees”) whereby, at closing, subject to the conditions set forth in the ENDEAVOR MIPA, the Company will acquire all of the issued and outstanding membership interests in each of the Acquirees (the “Membership Interests”) making Endeavor, ET, MEL and SFP wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Form of Series A Preferred Stock Certificate of Designations filed with the ENDEAVOR MIPA and incorporated by reference herein, including, but not limited to, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears and conversion rights following the first anniversary of their issuance at a price of one dollar ($1) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chairman, chief executive officer and principal shareholder. At a meeting held on March 20, 2024 the Company’s board of directors authorized and approved the ENDEAVOR MIPA and the transactions contemplated thereby. Mr. Ballengee recused himself from the vote. Subject to satisfaction of all closing conditions, the acquisitions are anticipated to be completed within approximately 90 days of the Execution Date.

At closing of the acquisitions (“Closing”), the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, valued at $1.00 per share(the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will enter into 18-month lock-up agreements, at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

As set forth in the ENDEAVOR MIPA, the Purchase Price is subject to a post-Closing working capital adjustment. The Purchase Price is based, in part, on the assumption that the Net Working Capital (as such term is defined in the ENDEAVOR MIPA) of the Acquirees, in the aggregate and as of Closing will be equal to One Hundred Fifty Thousand and No/100s Dollars ($150,000.00) (the “Target Working Capital Amount”). If the aggregate net working capital of the Acquirees is lower than the Target Working Capital Amount (a “Working Capital Deficit”) then the Purchase Price will be decreased by an amount equal to the Working Capital Deficit. If the aggregate net working capital of the Acquirees is higher than the Target Working Capital Amount (a “Working Capital Surplus”) then the Purchase Price will be increased by an amount equal to the Working Capital Surplus. The amount of any Working Capital Deficit will be payable by Sellers to the Company in shares of Preferred Stock and the amount of any Working Capital Surplus will be payable by the Company to Sellers Company in shares of Preferred Stock. A Net Working Capital Sample Calculation is filed herewith as Exhibit 10.2 and incorporated by reference herein.

As set forth in the ENDEAVOR MIPA, the Purchase Price is also subject to a post-Closing earn-out adjustment.

If the EBITDA (as such term is defined in the ENDEAVOR MIPA) of the Acquirees for the Company’s 2024 fiscal year (the “Actual Earnings”) is equal to or exceeds Twelve Million and No/100s. Dollars ($12,000,000.00) (the “Earnings Target”), the positive difference between the Actual Earnings less the Earnings Target will be multiplied by ten (10) and the product thereof remitted to Sellers (the “Seller Earn-Out Payment”), up to a maximum not to exceed Forty-Nine Million and No/100s. Dollars ($49,000,000.00). The Seller Earn-Out Payment will be payable to Sellers in Preferred Stock no later than March 31, 2025, Conversely, if the Actual Earnings are less than the Earnings Target, the positive difference between the Earnings Target less the Actual Earnings will be multiplied by ten (10) and the product thereof remitted to the Company (the “Company Earn-Out Payment”), up to a maximum not to exceed Forty-Nine Million and No/100s. Dollars ($49,000,000.00). Based upon the foregoing, the Purchase Price, as adjusted for the earn-out, can be increased to as much as One Hundred Sixty-Nine Million and No/100s Dollars ($169,000,000.00) or can be reduced to as little as Seventy-One Million and No/100s. Dollars ($71,000,000.00). The Company Earn-Out Payment will be treated and accounted for as an immediate and automatic reduction in the Common Stock Consideration, and each Seller shall thereafter promptly transfer to the Company an amount of Common Stock equal to the Company Earn-Out Payment valued at the volume-weighted average price for the Purchaser Common Stock on the Nasdaq during the five (5) trading days immediately preceding the determination of the Company Earn-Out Payment.

The Company has agreed to file a registration statement for the resale of the shares of Common Stock comprising the Common Stock Consideration and the shares of Common Stock issuable upon conversion of the Preferred Stock or upon payments of dividends on the Preferred within 45 days of the closing under the ENDEAVOR MIPA and to use its best efforts to have the registration statement declared effective as soon thereafter as is practical.

The ENDEAVOR MIPA contains customary representations and warranties, pre- and post-closing covenants of each party and customary Closing condition. The Closing conditions include, but are not limited to, (i) the Company’s receipt of a fairness opinion from a reputable financial advisor to the Company which concludes that the Purchase Price is fair to the stockholders of the Company. (ii) delivery of all required governmental approvals, including approval and satisfaction of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) fully executed copies of all consents required under any contract or agreement of the Company or Sellers, as applicable, in connection with the transactions contemplated by the ENDEAVOR MIPA, and (iv) resignation letters of Acquirees’ officers, directors and managers, as applicable;

In conjunction with the Closing, the Shared Services Agreement dated August 1, 2022, by and among Endeavor, Silver Fuels Delhi LLC, a Louisiana limited liability company (“SFD”), and White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”), and the Company, will be terminated.

In conjunction with the Closing, the August 1, 2022 Master Netting Agreement among the Company, Sellers, Endeavor, SFD, WCCC and White Claw Crude, LLC, a Texas limited liability company, will be amended and restated, in the form filed as Exhibit 10.3 hereto (the “Netting Agreement”) and incorporated by reference herein, to add MEL, SFP and CPE Gathering Midcon, LLC, a Delaware limited liability company and wholly owned subsidiary of MEL (“CPE”), as parties and to update and ratify certain net-out obligations of the parties to the Netting Agreement and procedures for the same.

The ENDEAVOR MIPA contains representations, warranties, covenants and other terms, provisions and conditions that the parties thereto made to each other as of specific dates. The assertions embodied therein were made solely for purposes of the ENDEAVOR MIPA and may be subject to important qualifications and limitations agreed to by the parties thereto in connection with negotiating their respective terms. Moreover, they may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties thereto rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations, warranties, covenants or other terms, provisions or conditions as statements of factual information at the time they were made or otherwise. Unless required by applicable law, the Company undertakes no obligation to update such information.

The Sellers and Purchaser will bear their own expenses incurred in connection with the ENDEAVOR MIPA and the transactions therein contemplated whether or not such transactions shall be consummated, including, without limitation, all broker’s fees and fees of their legal counsels, financial advisers and accountants.

Endeavor is an interstate crude oil carrier headquartered in Dallas, Texas and presently operates 132 tractors which are leased from Meridian. Endeavor presently operates in Texas, Louisiana, Oklahoma, New Mexico, Colorado, and North Dakota.

ET is an active freight carrier which hauls produced water and other water products for the oil industry and operates primarily in Texas.

MEL owns various trucking equipment which it leases directly to Endeavor and/or Endeavor’s independent owner-operators.

CPE operates an approximate 40 mile oil gathering pipeline, and oil storage and logistics facility in Oklahoma.

SFP operates multiple truck pipeline injection stations located in multiple regions of Texas, New Mexico, and North Dakota.

Termination

The ENDEAVOR MIPA may be terminated and the transactions contemplated thereby abandoned: (A) by mutual written consent of the parties at any time prior to Closing; (B) by Purchaser (i) at any time on or before the later of (a) sixty (60) days from the Execution Date or (b) ten (10) business days following Seller’s delivery to Purchaser of the 2023 audited financial statements of the Acquirees for any reason as a result of Purchaser’s ongoing due diligence review of the Acquirees or (ii) at any time prior to Closing, if Sellers materially breach any of their representations, warranties, covenants or agreements contained in the ENDEAVOR MIPA, if such breach would give rise to the failure to satisfy the Closing conditions applicable to Sellers and such breach cannot be cured, or, if curable, has not been cured by the Sellers within fifteen (15) days after Sellers’ receipt of written notice of such breach from the Purchaser; provided that Purchaser will not have the right to terminate the ENDEAVOR MIPA if Purchaser is then in breach of any of its representations, warranties, covenants or agreements contained in the ENDEAVOR MIPA that would result in the conditions precedent to Closing applicable to Purchaser not being satisfied; or (C) by Sellers, at any time prior to Closing, if Purchaser materially breaches any of its representations, warranties, covenants or agreements contained in the ENDEAVOR MIPA, if such breach would give rise to the failure to satisfy the Closing conditions applicable to Purchaser and such breach cannot be cured, or, if curable, has not been cured by Purchaser within fifteen (15) days after Purchaser’s receipt of written notice of such breach from the Sellers; provided that Sellers will not have the right to terminate the ENDEAVOR MIPA if Sellers are then in breach of any of their representations, warranties, covenants or agreements contained in the ENDEAVOR MIPA that would result in the conditions precedent to Closing applicable to Sellers not being satisfied.

On March 29, 2024, we issued an amended and restated convertible promissory note to Keke Mingo related to the $1,000,000 he loaned us in December 2023. Mr. Mingo signed the returned the amended and restated promissory note to us on April 8, 2024. The amended and restated convertible promissory note replaced the non-convertible note issued to Mr. Mingo in December 2023 in its entirety, and permits Mr. Mingo to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. Mr. Mingo may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage. The note maintains the 10% interest rate per annum, compounded semi-annually, and the December 31, 2025 maturity date.

On March 31, 2024, we entered into an amendment of the MIPA transaction documents. Under the amendment, the Threshold Payment Date, which was originally February 1, 2024, was extended to February 1, 2025. Additionally under the amendment, the Threshold Payment as defined in the MIPA, and the corresponding right of the sellers in the MIPA transaction to unwind the MIPA transaction, will expire upon the earliest to occur of (a) payment of the Threshold Payment in full on or before February 1, 2025, (b) the closing of the proposed merger transaction with Empire, or (c) the closing of the proposed acquisition of the Endeavor entities.

On April 4, 2024, we issued 1,189,745 shares of common stock at approximately $0.79 per share for a $483,292 reduction of liabilities and $706,453 in stock based compensation for executives and members of the Board of Directors. These shares were issued under our S-8 Registration Statement filed with the Securities and Exchange Commission on February 9, 2024.