Form 10-Q
period 2024-03-31
Vivakor, Inc.
filed 2024-05-20
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 6, 2024, there were 27,710,253 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$767,273	$744,307
Accounts receivable	4,026,076	2,458,730
Accounts receivable- related party	158,227	174,083
Prepaid expenses	166,269	74,876
Marketable securities	413,188	495,826
Inventories	57,780	44,632
Other assets	1,233,930	1,118,188
Total current assets	6,822,743	5,110,642

Other investments	4,000	4,000
Notes receivable	215,475	213,168
Property and equipment, net	26,555,136	24,299,317
Right of use assets- operating leases	1,444,994	1,534,870
License agreements, net	1,621,117	1,651,324
Intellectual property, net	22,785,452	23,437,654
Goodwill	14,984,768	14,984,768
Total assets	$74,433,685	$71,235,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,957,365	$16,578,642
Accounts payable and accrued expenses- related parties	3,686,483	1,933,817
Accrued compensation	1,741,854	1,968,063
Operating lease liabilities, current	308,036	435,906
Finance lease liabilities, current	722,925	963,900
Loans and notes payable, current	4,725,703	2,477,970
Loans and notes payable, current- related parties	15,629,061	15,626,168
Total current liabilities	43,771,427	39,984,466

Operating lease liabilities, long term	1,230,622	1,193,915
Finance lease liabilities, long term	1,977,177	1,852,178
Loans and notes payable, long term	1,163,898	856,034
Loans and notes payable, long term- related parties	5,590,007	5,590,008
Long-term debt (working interest royalty programs)	4,672,300	4,433,630
Deferred tax liability	88,323	88,323
Total liabilities	58,493,754	53,998,554

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,520,508 and 26,220,508 were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	26,521	26,221
Additional paid-in capital	83,710,538	83,097,553
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(67,790,641)	(65,908,406)
Total Vivakor, Inc. stockholders’ equity	15,926,418	17,195,368
Noncontrolling interest	13,513	41,821
Total stockholders’ equity	15,939,931	17,237,189
Total liabilities and stockholders’ equity	$74,433,685	$71,235,743

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	March 31,
	2024	2023
Revenues
Product revenue - third parties	$12,913,165	$11,194,467
Product revenue - related party	3,108,226	4,350,405
Total revenues	16,021,391	15,544,872
Cost of revenues	14,953,254	14,031,714
Gross profit	1,068,137	1,513,158
Operating expenses:
Sales and marketing	11,040	589
General and administrative	1,664,966	1,852,921
Amortization and depreciation	1,009,053	784,520
Total operating expenses	2,685,059	2,638,030
Loss from operations	(1,616,922)	(1,124,872)
Other income (expense):
Unrealized loss on marketable securities	(82,638)	(495,826)
Gain on deconsolidation of subsidiary	177,550	-
Interest income	2,307	-
Interest expense	(444,040)	(451,294)
Interest expense- related parties	-	(754,375)
Other income	54,000	10,000
Total other income (expense)	(292,821)	(1,691,495)
Loss before provision for income taxes	(1,909,743)	(2,816,367)
Provision for income taxes	(800)	(800)
Consolidated net loss	(1,910,543)	(2,817,167)
Less: Net loss attributable to noncontrolling interests	(28,308)	(282,575)
Net loss attributable to Vivakor, Inc.	$(1,882,235)	$(2,534,592)

Basic and diluted net loss per share	$(0.07)	$(0.14)

Basic weighted average common shares outstanding	26,391,937	18,064,838

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for a reduction of liabilities	-	-	300,000	300	285,000	-	-	-	285,300
Stock based compensation	-	-	-	-	327,985	-	-	-	327,985
Net loss	-	-	-	-	-	-	(1,882,235)	(28,308)	(1,910,543)
March 31, 2024 (unaudited)	-	$-	26,520,508	$26,521	$83,710,538	$(20,000)	$(67,790,641)	$13,513	$15,939,931

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Distributions by noncontrolling interest	-	-	-	-	-	-	-	(289,002)	(289,002)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	710,000	710,000
Net loss	-	-	-	-	-	-	(2,534,592)	(282,575)	(2,817,167)
March 31, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(57,704,373)	$8,345,037	$24,664,892

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(1,910,543)	$(2,817,167)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,009,053	784,520
Forgiveness of liabilities	-	(10,000)
Stock-based compensation	327,985	-
Unrealized loss- marketable securities	82,638	495,826
Gain on deconsolidation of variable interest entity	(177,550)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,551,490)	1,191,512
Prepaid expenses	(91,393)	(59,109)
Inventory	(13,148)	(22,818)
Other assets	(115,742)	(70,531)
Right of use assets- finance leases	-	261,939
Right of use assets- operating leases	89,876	84,616
Financing lease liabilities	-	(41,985)
Operating lease liabilities	(91,163)	(502,914)
Accounts payable and accrued expenses	426,581	(1,775,681)
Interest on notes receivable	(2,307)	-
Interest on notes payable	187,524	1,205,669
Net cash used in operating activities	(1,829,679)	(1,276,123)

INVESTING ACTIVITIES:
Purchase of equipment	(1,028,885)	(883,819)
Net cash used in investing activities	(1,028,885)	(883,819)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(115,976)	-
Proceeds from loans and notes payable	3,002,192	1,988,797
Proceeds from loans and notes payable- related party	-	345,000
Payment of notes payable- related party	(4,686)	(367,727)
Distributions to noncontrolling interest	-	(289,002)
Net cash provided by financing activities	2,881,530	1,677,068

Net increase (decrease) in cash and cash equivalents	22,966	(482,874)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	744,307	3,182,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$767,273	$2,699,919

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$2,193	$851,005
Income taxes	$-	$-

Noncash transactions:
Accounts payable on purchase of equipment	$1,207,577	$406,653
Noncontrolling interest issued for a reduction in liabilities	$-	$710,000
Capitalized interest on construction in process	$318,447	$237,978
Equity issued with debt	$285,300	$-
Note receivable received in exchange for sale of subsidiary	$7,500,000	$-

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Deconsolidation of VivaSphere

On September 7, 2023 we entered into an Acquisition Agreement (the “Agreement”) to sell 100% of the common stock of VivaSphere, Inc. (“VivaSphere”) and its assets, which were completely impaired by the Company in the fiscal year 2022, to a private buyer. The transaction closed on February 15, 2024. Under the terms of the Agreement, the purchase price of approximately $7.5 million consists of a promissory note payable (the “Convertible Note”) to the Company payable in full four years after the closing date, and the note is convertible into shares of the buyer’s common stock after it becomes a public company. In the event the buyer does not close a transaction with a public company within one year from the close of the transaction, then the Company has the right to foreclose on and repossess the assets. The Convertible Note is convertible into common shares, which has a ceiling of 17.99% of the total number of shares outstanding. The “Conversion Price” shall equal the greater of (a) $0.75 per share or (b) the lesser of (i) 90% of the volume weighted average price for the Common Stock trade occurring during the ten (10) consecutive trading days of the Common Stock immediately preceding the applicable Conversion Date on which the Company elects to convert all or part of this Note or (ii) $2.25 per share. Due to uncertainty of the collectability of the principal amount of the Convertible Note, we have established an allowance for the entire amount, and we have not accrued any interest receivable in connection with the Convertible Note.

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 in the fourth quarter of fiscal year 2023, and as of February 15, 2024 we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain of $177,550 for the three months ended March 31, 2024. The assets, liabilities and equity related to VWFI and Vivasphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the three months ended March 31, 2024, the Company continued to build its wash plant to commence operations at its Houston, Texas site. The Company evaluated, and determined that there was no trigger event, and therefore there was no impairment incurred during the three months ended March 31, 2024. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the three months ended March 31, 2024.

Revenue Recognition

For the three months ended March 31, 2024, our sales consist of storage services and the sale of crude oil or like products. For the three months ended March 31, 2024, disaggregated revenue by customer type was as follows: $12,913,165 in crude oil sales and $2,657,906 in product related to natural gas liquids sales.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. Our revenue from related parties for 2024 and 2023 was $2,657,906 and $4,350,405.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 100% of the balance of accounts receivable as of March 31, 2024 and 2023. Our two major customers (one of which is a related party) account for approximately 99% of the Company’s revenues for the three months ended March 31, 2024 and 2023.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the three months ended March 31, 2024 and 2023.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the three months March 31, 2024 and 2023 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of March 31, 2024 and 2023 include the following: convertible notes payable convertible into approximately 224,560 and 14,560 shares of common stock, stock options and awards granted to previous and current employees of 2,281,673 and 1,421,760 shares of common stock, stock options and awards granted to Board members or consultants of 690,304 and 395,139 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023 (see Note 9). The Company also has a warrant outstanding to purchase 80,000 shares of common stock as of March 31, 2024 and 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe our critical accounting estimates relate to the following: Recoverability of current and noncurrent assets, stock-based compensation, income taxes, effective interest rates related to long-term debt, lease assets and liabilities, valuation of stock used to acquire assets, derivatives, and fair values of the intangible assets and goodwill.

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

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of March 31, 2024, we had an accumulated deficit of approximately $67.8 million. As of March 31, 2024 and 2023, we had a working capital deficit of approximately $37 million and $6.4 million, respectively. As of March 31, 2024, we had cash of approximately $767 thousand. As of March 31, 2024, we have current obligations to pay approximately $20.4 million of debt. Of the $20.4 million, $15.3 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2024, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and execute its business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement, and during the three months ended March 31, 2024, we raised an additional $3 million through additional debt financing (Note 9). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024, which were disclosed with our Form 10-K. Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of March 31, 2024 because they have not closed as of the date of our filing.

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

Note 3. Accounts receivable

As of March 31, 2024 and December 31, 2023, an allowance for doubtful accounts of none was deemed necessary. As of March 31, 2024 and December 31, 2023, trade accounts receivable of $82,227 and $152,083 are with a vendor of which our CEO is a beneficiary. In 2023 we began subleasing office space to a tenant where the officers of WealthSpace, LLC, Fund Manager of Viva Wealth Fund I, LLC, also manage the tenant of our sublease. The tenant owes rent of $76,000 to the Company as of March 31, 2024.

Note 4. Prepaid Expenses and Other Assets

As of March 31, 2024 and December 31, 2023, we had other assets of $1,233,930 and $1,118,188. Our other assets consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases, including operating lease deposits in the amount of $292,249 and $214,500 as of March 31, 2024 and December 31, 2023, a deposit for a reclamation bond with the Utah Division of Oil, Gas and Mining in the amount of $14,288 as of March 31, 2024 and December 31, 2023, and finance lease deposits of $941,680 and $889,400 as of March 31, 2024 and December 31, 2023, which will be returned at the end of the finance leases after we have complied with the terms of the lease.

As of March 31, 2024 and December 31, 2023, our prepaid expenses of $166,269 and $74,876 mainly consists of prepaid insurances.

Note 5. Inventories

As of March 31, 2024 and December 31, 2023 and 2022, inventories of $57,780 and $44,632 consist of crude oil. The crude oil is related to our oil gathering facility in Delhi, Louisiana.

Note 6. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$8,301	$6,697	$14,998	$7,823	$7,175
Vehicles	36,432	35,218	1,214	36,432	33,396	3,036
Equipment	942,880	470,111	472,769	942,880	435,260	507,620
Property	17,000	-	17,000	17,000	-	17,000
Finance lease- Right of use assets	3,579,544	1,746,263	1,833,281	3,579,544	1,484,324	2,095,220

Construction in process:
Wash Plant Facilities	4,534,723	-	4,534,723	3,344,968	-	3,344,968
Cavitation device	72,201	-	72,201	72,201	-	72,201
Remediation Processing Unit 1	4,506,664	-	4,506,664	4,464,513	-	4,464,513
Remediation Processing Unit 2	8,477,631	-	8,477,631	8,187,425	-	8,187,425
Remediation Processing Unit System A	2,875,502	-	2,875,502	2,795,391	-	2,795,391
Remediation Processing Unit System B	2,875,502	-	2,875,502	2,795,391	-	2,795,391
WCCC Tank Expansion	881,952	-	881,952	9,377	-	9,377
Total fixed assets	$28,815,029	$2,259,893	$26,555,136	$26,260,120	$1,960,803	$24,299,317

For the three months ending March 31, 2024 and 2023, depreciation expense was $37,151. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 7. Intangible Assets, Net and Goodwill

The following table sets forth the components of the Company’s intangible assets at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$20,573	$92,857	$113,430	$18,905	$94,525
Extraction Technology	16,385,157	7,509,864	8,875,293	16,385,157	7,305,049	9,080,108
Acquired crude oil contracts	16,788,760	2,971,458	13,817,302	16,788,760	2,525,739	14,263,021
Total intangible assets	$33,287,347	$10,501,895	$22,785,452	$33,287,347	$9,849,693	$23,437,654

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2023	$12,678,108
Business combination acquisition(1)	2,306,660
December 31, 2023	$14,984,768
March 31, 2024	$14,984,768

(1)	The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill within twelve months. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2023.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$5,442,670	$5,226,071
Unearned revenue	9,107,297	9,107,297
Accrued interest (various notes and loans payable)	256,825	178,999
Accrued interest (working interest royalty programs)	1,480,026	1,396,528
Accrued tax penalties and interest	670,547	669,747
Accounts payable and accrued expenses	$16,957,365	$16,578,642

	March 31,	December 31,
	2024	2023
Accounts payable and accrued expenses- related parties	$3,686,483	$1,933,817
Accrued compensation	$1,741,854	$1,968,063

As of March 31, 2024 and December 31, 2023, our accounts payable are primarily made up of trade payable for the purchase of crude oil. Trade accounts payables in the amount of $3,433,706 and $1,933,817 is with a vendor who our CEO is a beneficiary of. As of March 31, 2024 and December 31, 2023, accounts payable related to services rendered of $252,777 and $178,325, which are not trade payables, are with a vendor who our CEO is a beneficiary of.

As of March 31, 2024, accrued compensation to current employees includes $109,467 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $1,176,491 due to our Chief Financial Officer, with $62,260 in accrued sick and vacation pay that may be payable in cash if unused, and the remainder paid in cash. On March 8, 2024, we gave our Chief Financial Officer formal notice that his current employment agreement will terminate on June 8, 2024 in accordance with its terms. We are currently negotiating with him regarding extending his employment beyond June 8, 2024. If we are not able to successfully negotiate a new employment agreement with Mr. Nelson then the non-renewal of his employment agreement constitutes a termination for good reason under Mr. Nelson’s employment agreement and triggers the following payment/performance obligations under the employment agreement: 1. Monthly severance payments of the executive’s then base salary for 12 months commencing June 9, 2024. 2. All accrued, unused vacation and accrued compensation (or $1,176,491 as of March 31, 2024) is due and payable in one lump sum cash payment to the executive on June 8, 2024. 3. We will continue to reimburse the executive for his executive healthcare benefits for 12 months or pay for COBRA coverage until the earlier of the expiration of 12 months, the expiration of COBRA coverage, or the date when the executive becomes eligible for substantially equivalent healthcare coverage with new employment. 4. We will pay for the executive’s benefit for outplacement services for 12 months with an outplacement firm selected by the executive. 5. 100% of the executives then unvested stock option shares vest and become fully exercisable for a period of 3 years following the termination date.

Note 9. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	March 31, 2024	December 31, 2023
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note (a)	-	171,554
National Buick GMC	13,556	13,556
Blue Ridge Bank (d)	410,200	410,200
Small Business Administration	349,579	299,900
Al Dali International for Gen. Trading & Cont. Co.	1,048,411	974,594
RSF, LLC	500,000	500,000
Keke Mingo	934,930	913,240
Cedarview Opportunities Master Fund LP (c)	2,581,965	-
Total notes payable	$5,889,601	$3,334,004

Loans and notes payable, current	$4,725,703	$2,477,970
Loans and notes payable, long term	$1,163,898	$856,034

Related party debt:

	March 31,	December 31,
	2024	2023
Various variable interest promissory notes- related parties	$-	$-
Jorgan Development, LLC (b)	20,838,558	20,841,052
Triple T Notes	380,510	375,124
Total notes payable- related parties	$21,219,068	$21,216,176

Loans and notes payable, current- related parties	$15,629,061	$15,626,168
Loans and notes payable, long term- related parties	$5,590,007	$5,590,008

2024	$19,525,220
2025	7,244,251
2026	37,007
2027	17,232
2028	17,232
Thereafter	267,727
Total	$27,108,669

(a)	As of the date of this report, this note encumbered our ammonia synthesis assets, which were sold on February 15, 2024, and the Company was released by the lender from this liability.
(b)	On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. On March 31, 2024, we entered into an agreement with the lender, who is controlled by our Chief Financial Officer, that the Threshold Payment date, which was originally February 1, 2024, was extended to February 1, 2025. Additionally, the Threshold Payment as defined in the MIPA, and the corresponding right of the sellers in the MIPA transaction to unwind the MIPA transaction, will expire upon the earliest to occur of (a) payment of the Threshold Payment in full on or before February 1, 2025, (b) the closing of the proposed merger transaction with Empire, or (c) the closing of the proposed acquisition of the Endeavor entities.
(c)	On February 5, 2024, we issued a secured promissory note to Cedarview Opportunities Master Fund LP, in the principal amount of $3,000,000, in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the lender. The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The Company received the funds on February 6, 2024, minus a 3% origination fee. To secure repayment of the note, the Company issued the lender a security interest in the assets of the Company and its subsidiaries. The Company also issued an irrevocable letter to its transfer agent to reserve 3,000,000 shares of its common stock until the note is repaid. If the Company defaults on the repayment of the note then the transfer agent will transfer the shares to the Lender for the lender to sell until the amounts due under the note are repaid in full and return any remaining shares. The Company will repay the amounts due under the note as follows: first three months are interest only payments, which the Company prepaid at closing, and then twelve equal monthly installment payments of interest plus $250,000, which must be made on or before May 5, 2025 (the maturity date). The Company’s obligation to repay the funds is guaranteed by the Company’s subsidiaries, which are signatories to the Agreement and a corresponding Guaranty. As additional consideration for the lender loaning us the principal amount, Jorgan Development, LLC (“Jorgan”), an entity controlled by James Ballengee, our Chief Executive Officer, and James H. Ballengee as an individual executed a Subordination Agreement under which Jorgan and Mr. Ballengee agreed to subordinate the security interest they have in our assets securing obligations due to them to the security interest granted to the lender under the agreement. The Company paid a finder $70,000 in relation to obtaining the loan and issued the lender 300,000 shares of its common stock at $0.951 per share, restricted in accordance with Rule 144, as additional consideration for the loan, which was recorded as a discount against the face amount of the note.
(d)	The Company is no longer seeking forgiveness of these loans and will repay these loans in cash.

Note 10. Share-Based Compensation & Warrants

Stock Options & Awards

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including stock awards in conjunction with the CEO’s October 2022 employment agreement. We issued additional stock awards of 245,536 that vest between quarterly for 12 months to cliff vesting in 12 and 18 months in conjunction with another employee’s contract, which we entered into in July 2023. For the three months ended March 31, 2024, stock-based compensation was $327,985. In January 2023, a new Board of Directors was nominated and approved. Two new independent Board members were each issued stock non-statutory stock awards, which renewed in January 2024 in the amount of 48,082. Non-statutory stock-based compensation was $23,076 for the three months ended March 31, 2024.

There were no other options or awards granted during the three months ended March 31, 2024. The following table summarizes all stock option activity of the Company for the three months ended March 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2023	2,816,900	$2.03	4.08
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2024	2,816,900	$2.03	4.08

Outstanding, December 31, 2022	1,833,566	$2.59	6.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	(16,667)	12.00	-
Outstanding, March 31, 2023	1,816,899	$2.50	6.26

Exercisable, December 31, 2023	2,720,221	$2.05	3.93
Exercisable, March 31, 2024	2,768,559	$2.04	3.76

Exercisable, December 31, 2022	1,526,869	$2.65	5.94
Exercisable, March 31, 2023	1,526,869	$2.65	5.69

As of March 31, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

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

The Company recorded a provision for income taxes of $800 for the three months ended March 31, 2024 and 2023, respectively. The Company is projecting a (-0.83%) effective tax rate for the year ending December 31, 2024, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2023 was (-0.87%), which was primarily the result of prior year true-ups and permanent adjustments.

Note 12. Related Party Transactions

In 2023 we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the three months ended March 31, 2024, we realized $54,000 in office sublease lease revenue from Spectra. As of March 31, 2024, the Company is carrying accounts receivable of $76,000 related to this sublease.

In 2023, in connection with our Consulting Agreement with Matthew Nicosia, we advanced Mr. Nicosia $21,000 for a business expenses related to a trip to Kuwait for the Company and have requested evidence of his business expenses. We have received evidence of business expenses of approximately $16,254 to date and are awaiting documents and evidence for the remaining expense amount.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. As of March 31, 2024 and 2023, we have accrued interest of approximately of none and $190,609. For the three months ended March 31, 2024 and 2023, we made cash payments of $2,493 and $1,161,540.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the three months ended March 31, 2024 and 2023, we realized tank storage revenue of approximately $450,000.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the three months ended March 31, 2024 and 2023, we have made crude oil purchases from WC Crude of $11,620,447 and $11,123,530. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $2,657,906 and 3,580,601 for the three months ended March 31, 2024 and 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the three months ended March 31, 2024 and 2023, Endeavor rendered services in the amount of $36,252 and $74,644.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of March 31, 2024 and 2023, the balance owed was $380,510 and $351,626.

Note 13. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On April 4, 2024, we issued 1,189,745 shares of common stock at approximately $0.79 per share for a $483,292 reduction of liabilities and $706,453 in stock based compensation for executives, members of the Board of Directors and certain third party service providers. These shares were issued under our S-8 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2024.

On May 14, 2024, we issued a promissory note (the “Note”) due as described below, to our Chief Executive Officer and Chairman of the Board, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The intent of the Note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. As of the date of this filing, approximately $100,000  has been advanced to the Company under this Note. Each advance matures after six months from the date the Company receives the funds.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Vivakor has the following wholly and majority-owned subsidiaries: Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation. We have a 99.95% ownership interest in Vivaventures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in Vivaventures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 in the fourth quarter of fiscal year 2023, and as of February 15, 2024 we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain of $177,550 for the three months ended March 31, 2024. The assets, liabilities and equity related to VWFI and Vivasphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

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

This summary is not a complete description of all of the terms of the Agreement and the Note and is qualified in its entirety by reference to the full text of the Agreement and the Note, which are filed as Exhibit 10.45 hereto, which are incorporated by reference into the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on April 17, 2024.

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

Parent Stockholders Meeting

As promptly as practicable following the date on which the Registration Statement is declared effective by the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), and after reasonable consultation with Empire, the Parent shall establish the record date, and duly call, give notice of, convene and hold a special meeting of the stockholders of the Parent (the “Parent Stockholders Meeting”) in accordance with Nevada law (and in any event within 10 Business Days after the date of effectiveness of the Registration Statement, unless otherwise required by applicable Laws). At such Parent Stockholders Meeting, the Parent’s board of directors (the “Board”) is to recommend that the Parent Stockholders approve and adopt the following proposals (the “Proposals”): (i) the Merger Agreement, the Merger, the Ancillary Agreements and the Transactions; (ii) for purposes of complying with Nasdaq listing Rule 5635(a), (b) and (d), the issuance of the Consideration Shares to the Empire Stockholders as contemplated in the Merger Agreement; (iii) the adjournment of such Parent Stockholders Meeting as permitted by Section 5.08 of the Merger Agreement; and (iv) any other proposal or proposals that the Parent reasonably deems necessary or desirable to consummate the transactions contemplated by the Merger Agreement (collectively, the “Parent Board Recommendations”).

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

The foregoing descriptions of the Merger Agreement, the Parent Voting and Support Agreement, the Empire Voting and Support Agreement, the Lock-Up Agreement and the Escrow Agreement do not purport to be complete and are qualified their entirety by reference to the Merger Agreement, the form of Parent Voting and Support Agreement, the form of Empire Voting and Support Agreement, the form of Lock-Up Agreement and the form of Escrow Agreement attached to our Current Report on Form 8-K as Exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively, filed with the SEC on March 1, 2024.

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

Acquisition Agreement with Endeavor

Membership Interest Purchase Agreement

Effective March 21, 2024 (the “Execution Date”), Vivakor, Inc., (the “Company” or “Purchaser”) entered into a Membership Interest Purchase Agreement, a copy of which is filed herewith as Exhibit 2.3 (the “Endeavor MIPA”) and incorporated by reference herein, with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC (f/k/a Meridian Transport, LLC), a Texas limited liability company (“Endeavor”), Equipment Transport, LLC, a Pennsylvania limited liability company (“ET”), Meridian Equipment Leasing, LLC, a Texas limited liability company (“MEL”), and Silver Fuels Processing, LLC, a Texas limited liability company (“SFP” and, together with Endeavor, ET, and MEL, the “Acquirees”) whereby, at closing, subject to the conditions set forth in the Endeavor MIPA, the Company will acquire all of the issued and outstanding membership interests in each of the Acquirees (the “Membership Interests”) making Endeavor, ET, MEL and SFP wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Form of Series A Preferred Stock Certificate of Designations filed herewith as Exhibit 3.6 and incorporated by reference herein, including, but not limited to, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears and conversion rights following the first anniversary of their issuance at a price of one dollar ($1) per share of Common Stock.. The Sellers are beneficially owned by James Ballengee, the Company’s chairman, chief executive officer and principal shareholder. At a meeting held on March 20, 2024 the Company’s board of directors authorized and approved the Endeavor MIPA and the transactions contemplated thereby. Mr. Ballengee recused himself from the vote. Subject to satisfaction of all closing conditions, the acquisitions are anticipated to be completed within approximately 90 days of the Execution Date.

At closing of the acquisitions (“Closing”), the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, valued at $1.00 per share(the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will enter into 18-month lock-up agreements, in the form filed herewith as Exhibit 10.53 and incorporated by reference herein, at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

As set forth in the Endeavor MIPA, the Purchase Price is subject to a post-Closing working capital adjustment. The Purchase Price is based, in part, on the assumption that the Net Working Capital (as such term is defined in the Endeavor MIPA) of the Acquirees, in the aggregate and as of Closing will be equal to One Hundred Fifty Thousand and No/100s Dollars ($150,000.00) (the “Target Working Capital Amount”). If the aggregate net working capital of the Acquirees is lower than the Target Working Capital Amount (a “Working Capital Deficit”) then the Purchase Price will be decreased by an amount equal to the Working Capital Deficit. If the aggregate net working capital of the Acquirees is higher than the Target Working Capital Amount (a “Working Capital Surplus”) then the Purchase Price will be increased by an amount equal to the Working Capital Surplus. The amount of any Working Capital Deficit will be payable by Sellers to the Company in shares of Preferred Stock and the amount of any Working Capital Surplus will be payable by the Company to Sellers Company in shares of Preferred Stock. A Net Working Capital Sample Calculation is filed herewith as Exhibit 10.54 and incorporated by reference herein.

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

In conjunction with the Closing, the August 1, 2022 Master Netting Agreement among the Company, Sellers, Endeavor, SFD, WCCC and White Claw Crude, LLC, a Texas limited liability company, will be amended and restated, in the form filed as Exhibit 10.55 hereto (the “Netting Agreement”) and incorporated by reference herein, to add MEL, SFP and CPE Gathering Midcon, LLC, a Delaware limited liability company and wholly owned subsidiary of MEL (“CPE”), as parties and to update and ratify certain net-out obligations of the parties to the Netting Agreement and procedures for the same.

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

Survival of Representations and Warranties

The representations and warranties, of Sellers contained in the Endeavor MIPA will survive for a period of twelve (12) months following the Closing, except for (i) the Fundamental Representations (as defined in the Endeavor MIPA) which will survive until the expiration of the applicable statute of limitations. All covenants and agreements of the Sellers contained therein will survive the Closing indefinitely or for the period explicitly specified therein as will claims involving fraud, willful misconduct or intentional misrepresentation on the part of Sellers.

The representations and warranties, of Purchaser contained in the Endeavor MIPA will survive until Closing. All covenants and agreements of the Purchaser contained therein will survive the Closing indefinitely or for the period explicitly specified therein as will claims involving fraud, willful misconduct or intentional misrepresentation on the part of Purchaser.

Indemnification

By Sellers

Subject to the provisions and limitations set forth in the Endeavor MIPA, from and after the date of Closing, each Seller, severally and not jointly, will indemnify and hold harmless Purchaser and its affiliates (the “Purchaser Indemnified Parties”) from and against any and all Damages (as defined in the Endeavor MIPA) suffered by Purchaser Indemnified Parties resulting from or arising out of (i) any inaccuracy or breach of any of the representations or warranties made by either Seller in the Endeavor MIPA or in any transaction document executed in connection therewith, (ii) any breach or nonfulfillment of any covenants or agreements made by either Seller in the ENDEAVOR MIPA or in any transaction document executed in connection therewith, (iii) any taxes owed by either Seller and any taxes owed by any of the Acquirees for or relating to the period prior to the Closing, (iv) any indebtedness or selling expenses not fully paid by either Seller on the date of Closing or not taken as a reduction to the Purchase Price at the Closing, save and except for indebtedness disclosed on the Endeavor MIPA Disclosure Schedules, (v) any fraud or willful misconduct or intentional misrepresentations or omissions by either Seller (each claim made by the Purchaser Indemnified Parties are hereafter referred to as a “Purchaser Claim”).

Except as set forth in the last sentence of this paragraph, Sellers will not have any liability for indemnification pursuant to the above for any individual Purchaser Claim under clause (i) of the preceding paragraph for which indemnification is provided thereunder unless the amount of all Purchaser Claims arising under clause (i) of the preceding paragraph exceeds fifty thousand dollars ($50,000) in the aggregate (the “Basket Amount”). Once the amount of all Purchaser Claims arising under clause (i) of the preceding paragraph exceed the Basket Amount in the aggregate, Sellers will be severally and not jointly responsible for the full amount of Purchaser Claims with respect to clause (i) of the preceding paragraph including the Basket Amount. Notwithstanding the foregoing, the maximum aggregate liability of Sellers for Purchaser Claims under clause (i) of the preceding paragraph, other than Fundamental Representation, and the accounts receivable representations set forth in Section 4.8 of the ENDEAVOR MIPA, will not exceed, in the aggregate, an amount equal to twenty percent (20%) of the Purchase Price. Furthermore, the maximum aggregate liability of Sellers for Purchaser Claims under the preceding paragraph will not exceed, in the aggregate, an amount equal to the Purchase Price. The limitations set forth in this paragraph do not apply to any Purchaser Claim related to clauses (iii) through (v) of the preceding paragraph.

By Purchaser

Subject to the provisions and limitations set forth in the Endeavor MIPA, from and after the date of Closing, Purchaser will indemnify and hold harmless Sellers, and their respective affiliates (the “Seller Indemnified Parties”) from and against any and all Damages (as defined in the Endeavor MIPA) suffered by Seller Indemnified Parties resulting from or arising out of (i) any breach or nonfulfillment of any covenants or agreements made by Purchaser therein or any document executed in connection therewith, or (ii) any fraud or willful misconduct or intentional misrepresentations or omissions by Purchaser.

Termination

The ENDEAVOR MIPA may be terminated and the transactions contemplated thereby abandoned: (A) by mutual written consent of the parties at any time prior to Closing; (B) by Purchaser (i) at any time on or before the later of (a) sixty (60) days from the Execution Date or (b) ten (10) business days following Seller’s delivery to Purchaser of the 2023 audited financial statements of the Acquirees for any reason as a result of Purchaser’s ongoing due diligence review of the Acquirees or (ii) at any time prior to Closing, if Sellers materially breach any of their representations, warranties, covenants or agreements contained in the Endeavor MIPA, if such breach would give rise to the failure to satisfy the Closing conditions applicable to Sellers and such breach cannot be cured, or, if curable, has not been cured by the Sellers within fifteen (15) days after Sellers’ receipt of written notice of such breach from the Purchaser; provided that Purchaser will not have the right to terminate the Endeavor MIPA if Purchaser is then in breach of any of its representations, warranties, covenants or agreements contained in the Endeavor MIPA that would result in the conditions precedent to Closing applicable to Purchaser not being satisfied; or (C) by Sellers, at any time prior to Closing, if Purchaser materially breaches any of its representations, warranties, covenants or agreements contained in the Endeavor MIPA, if such breach would give rise to the failure to satisfy the Closing conditions applicable to Purchaser and such breach cannot be cured, or, if curable, has not been cured by Purchaser within fifteen (15) days after Purchaser’s receipt of written notice of such breach from the Sellers; provided that Sellers will not have the right to terminate the Endeavor MIPA if Sellers are then in breach of any of their representations, warranties, covenants or agreements contained in the Endeavor MIPA that would result in the conditions precedent to Closing applicable to Sellers not being satisfied;

The foregoing descriptions of the Endeavor MIPA and the related Exhibits do not purport to be complete and are subject to, and qualified by, the full text of the Endeavor MIPA and the Exhibits, copies of which are filed as Exhibits 2.3, 3.6, 10.53, 10.54 and 10.55 hereto and incorporated herein by reference.

Results of Operations for the Three Months ended March 31, 2024 and 2023

Revenue

For the three months ended March 31, 2024 and 2023 we realized revenues of $16,021,391 and $15,544,872, respectively, representing an increase of $476,519 or 3.07%. The increase in revenue is primarily attributed to an average monthly increase in sales for our oil and natural gas liquid sales.

Cost of Revenue

For the three months ended March 31, 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our business in SFD and WCCC.

For the three months ended March 31, 2024 and 2023 costs of revenue were $14,953,254 and $14,031,714, respectively, representing an increase of $921,540 or 6.57%. The increase in the cost of revenue is primarily attributed to industry oil pricing increases in the cost of goods sold for our oil and natural gas liquid products.

Gross Profit and Gross Margin

For the three months ended March 31, 2024 and 2023 we realized gross profit of $1,068,137 and $1,513,158, respectively, representing a decrease of $445,021 or 29.41%. The gross profit decreased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended March 31, 2024 and 2023, we realized operating expenses of $2,685,059 and $2,638,030, which represents an increase of $47,029, or 1.78%. The increase in operating expenses is attributed to the net effect of increased amortization expense related to our leases and our transition in reducing consulting expense to hiring full-time employees.

Interest Expense

For the three months ended March 31, 2024 and 2023, we realized interest expense of $444,040 and $1,205,669, which represents a decrease of $761,629, or 63.17%. The decrease in interest expense is mainly attributable to our amendment of our note issued as consideration in the MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written down to the amount of the undiscounted future cash flows on the note to maturity, and therefore no interest expense is realized for the remainder of the note to maturity.

Unrealized Loss on Marketable Securities

For the three months ended March 31, 2024 and 2023, we reported an unrealized loss of $82,638 and $495,826. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Gain on Deconsolidation of Subsidiary

In accordance with ASC 810, as of February 15, 2024, we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain on deconsolidation of $177,550. The assets, liabilities, and equity related to Vivasphere was removed from our financial statements (Note 1), resulting in a gain on deconsolidation.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023 as presented below:

	March 31,
	2024	2023
Net cash used in operating activities	$(1,829,679)	$(1,276,123)
Net cash used in investing activities	(1,028,885)	(883,819)
Net cash provided by financing activities	2,881,530	1,677,068

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of March 31, 2024, we had an accumulated deficit of approximately $67.8 million. As of March 31, 2024 and 2023, we had a working capital deficit of approximately $37 million and $6.4 million, respectively. As of March 31, 2024, we have current obligations to pay approximately $20.4 million of debt. Of the $20.4 million, $15.3 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $767,273 and $744,307, respectively.

During the three months ended March 31, 2024, subject to available cash flows, we continued to develop our technologies, strategy to monetize our intellectual properties and execute our business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement, and during the three months ended March 31, 2024, we raised an additional $3 million through additional debt financing (Note 9). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024. Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of March 31, 2024 because they have not closed as of the date of our filing.

For the three months ended March 31, 2024 and 2023, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $1,910,543 and $2,817,167, and our depreciation and amortization of $1,009,053 and $784,520. For the three months ended March 31, 2024 and 2023, stock-based compensation of $327,985 and none in lieu of using cash. We also realized interest expense on loans and notes payable of $187,524 and $1,205,669, a decrease (increase) in accounts receivable of ($1,551,490) and $1,191,512, and an increase (decrease) in accounts payable and accrued expenses of $426,581 and ($1,775,681).

For the three months ended March 31, 2024 and 2023, our net cash used in investing activities was mainly attributed to our purchase of equipment of $1,028,885 and $883,819 related to the manufacturing of our RPCs and our wash plant facilities.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the three months ended March 31, 2024 and 2023, and we received proceeds of $3,002,192 and $1,988,797 related to the issuance of notes and other loans. For the three months ended March 31, 2023 we also received proceeds from related party notes and loans of $345,000. For the three months ended March 31, 2024 and 2023, we paid down notes payable and lease liabilities by $120,662 and $367,727. For the three months ended March 31, 2023, we made distributions to Viva Wealth Fund I, LLC (which was deconsolidated later on October 1, 2023) unit holders of $289,002.

Capitalized interest on construction in process was $318,447 and $237,998 for the three months ended March 31, 2024 and 2023. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.5 million in connection with our construction of our Texas remediation and wash plant facilities; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

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

Contractual Obligations

Our contractual obligations as of March 31, 2024 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of March 31, 2024 are as follows:

2024	$722,925
2025	594,792
2026	471,756
Total	$1,789,473

Our contractual obligations as of March 31, 2024 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of March 31, 2024 are as follows:

2024	$308,035
2025	162,545
2026	136,975
2027	153,089
2028	143,237
Thereafter	2,856,226
Total	$3,760,107

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 17, 2024.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (2) We did not always follow certain review and authorization procedures related to corporate governance. Due to a vacancy of an independent audit committee chairman with financial expertise, and failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the independent Board of Director level over subjective and complex accounting and risk assessment. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of March 31, 2024, we have continued to hire additional external accounting staff with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also begun to implement further review controls and processes surrounding treasury and fixed assets.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. We have also instituted further internal controls surrounding treasury, so that proper dual authorization is required by our banking institutions to process capital expenditures in 2024. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 5, 2024, Vivakor, Inc. (the “Company”), as the borrower; Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation and Vivaventures Energy Group, Inc., which are the Company’s subsidiaries, as guarantors (collectively, the “Guarantors” or “Subsidiaries”); Cedarview Opportunities Master Fund LP, as the lender (the “Lender”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”). Pursuant to the Loan and Security Agreement, the Company issued a secured promissory note (the “Note”) in the principal amount of $3,000,000, and the Lenders agreed to provide a $3,000,000 term loan to the Company (the “Term Loan”). On February 6, 2024 (the “Closing Date”), the Company received the net proceeds from the Term Loan, less a 3% origination fee. The transaction documents were signed on February 5, 2024, and became effective as of the Closing Date. The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum of 22%. The Company also paid certain fees and transaction expenses in connection with the release of the funds in connection with the Term Loan. The principal amounts due under the Term Loan are payable as follows: (i) for the first three (3) months, the Company shall make an interest only payment of $165,000, which the Company prepaid on the Closing Date, and (ii) for the following twelve (12) months, the Company shall make monthly installment payments of $250,000 plus interest, which must be made on or before May 5, 2025 (the “Maturity Date”). The Company issued to the Lender 300,000 shares of the Company’s common stock, restricted in accordance with Rule 144, as additional consideration for the Term Loan.

As previously disclosed by us in a Current Report on Form 8-K filed with the SEC on February 2, 2024, we received a loan from a non-affiliated individual lender in the principal amount of $1,000,000 (the “Loan”) and, in connection therewith, we agreed to issue 100,000 restricted shares of the Company’s common stock. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024. We issued a promissory note dated December 5, 2023 in connection with the Loan (the “Original Note”). On April 8, 2024, the lender returned an executed amended and restated convertible promissory note for the Loan (the “Amended Note”). The convertible promissory note replaces the Original Note, but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of our restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder can convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. The holder may not convert amounts owed under the Amended Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

In previous filings we reported the Paycheck Protection Program (“PPP”) loans we obtained may be forgivable according to the CARES Act and that we had applied for forgiveness under the CARES Act, and at the time we believed a substantial portion of the loans may not be forgiven. The Company has now made the decision not to continue to apply for forgiveness of the PPP loans and, as a result, we will be responsible for repaying the PPP loans in cash.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	3/25/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Form of Certificate of Designation-Series A Preferred Stock	8-K	3/25/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	3/25/24	10.1
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	3/25/24	10.3
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2024

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 20, 2024