Form 10-Q
period 2024-06-30
Vivakor, Inc.
filed 2024-08-16
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-41286

VIVAKOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5220 Spring Valley Road, Suite 500 Dallas, TX	75242
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2024, there were 29,275,737 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,970	$744,307
Accounts receivable, net	3,372,685	2,458,730
Accounts receivable- related party	106,000	174,083
Prepaid expenses	180,385	74,876
Marketable securities	413,188	495,826
Inventories	75,167	44,632
Other assets	1,511,254	1,118,188
Total current assets	5,753,649	5,110,642

Other investments	4,000	4,000
Notes receivable	217,781	213,168
Property and equipment, net	27,641,821	24,299,317
Right of use assets- operating leases	1,353,507	1,534,870
License agreements, net	1,590,910	1,651,324
Intellectual property, net	22,133,251	23,437,654
Goodwill	14,984,768	14,984,768
Total assets	$73,679,687	$71,235,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,307,013	$16,578,642
Accounts payable and accrued expenses- related parties	3,242,052	1,933,817
Accrued compensation	834,448	1,968,063
Operating lease liabilities, current	153,985	435,906
Finance lease liabilities, current	481,950	963,900
Loans and notes payable, current	3,960,231	2,477,970
Loans and notes payable, current- related parties	16,740,820	15,626,168
Total current liabilities	43,720,499	39,984,466

Operating lease liabilities, long term	1,291,488	1,193,915
Finance lease liabilities, long term	2,096,882	1,852,178
Loans and notes payable, long term	879,645	856,034
Loans and notes payable, long term- related parties	5,590,008	5,590,008
Long-term debt (working interest royalty programs)	4,947,524	4,433,630
Deferred tax liability	120,076	88,323
Total liabilities	58,646,122	53,998,554

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,135,547 and 26,220,508 were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	29,136	26,221
Additional paid-in capital	86,134,795	83,097,553
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(71,103,639)	(65,908,406)
Total Vivakor, Inc. stockholders’ equity	15,040,292	17,195,368
Noncontrolling interest	(6,727)	41,821
Total stockholders’ equity	15,033,565	17,237,189
Total liabilities and stockholders’ equity	$73,679,687	$71,235,743

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Product revenue - third parties	$13,310,515	$11,570,742	$26,223,680	$22,765,208
Product revenue - related party	2,870,607	2,019,896	5,978,833	6,370,302
Total revenues	16,181,122	13,590,638	32,202,513	29,135,510
Cost of revenues	15,070,308	12,375,874	30,023,562	26,407,588
Gross profit	1,110,814	1,214,764	2,178,951	2,727,922
Operating expenses:
Sales and marketing	628	628	11,668	1,217
General and administrative	2,974,180	1,384,203	4,639,146	3,237,124
Amortization and depreciation	988,420	667,867	1,997,473	1,452,387
Total operating expenses	3,963,228	2,052,698	6,648,287	4,690,728
Loss from operations	(2,852,414)	(837,934)	(4,469,336)	(1,962,806)
Other income (expense):
Unrealized gain (loss) on marketable securities	-	165,275	(82,638)	(330,551)
Gain deconsolidation of subsidiary	-	-	177,550	-
Interest income	2,306	-	4,613	-
Interest expense	(479,947)	(459,079)	(923,987)	(910,373)
Interest expense- related parties	-	(804,409)	-	(1,558,784)
Other income	30,000	14,116	84,000	24,116
Total other income (expense)	(447,641)	(1,084,097)	(740,462)	(2,775,592)
Loss before provision for income taxes	(3,300,055)	(1,922,031)	(5,209,798)	(4,738,398)
Provision for income taxes	(33,183)	-	(33,983)	(800)
Consolidated net loss	(3,333,238)	(1,922,031)	(5,243,781)	(4,739,198)
Less: Net loss attributable to noncontrolling interests	(20,240)	(77,358)	(48,548)	(359,933)
Net loss attributable to Vivakor, Inc.	$(3,312,998)	$(1,844,673)	$(5,195,233)	$(4,379,265)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.19)	$(0.24)

Basic weighted average common shares outstanding	27,987,899	18,064,838	27,189,918	18,064,838

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2024 (unaudited)	-	$-	26,520,508	$26,521	$83,710,538	$(20,000)	$(67,790,641)	$13,513	$15,939,931
Issuance of common stock for services	-	-	483,292	483	381,317	-	-	-	381,800
Issuance of common stock for a reduction of liabilities	-	-	100,000	100	93,890	-	-	-	93,990
Issuance of common stock on conversion of debt			903,095	903	1,047,590	-	-	-	1,048,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	1,128,652	1,129	808,938	-	-	-	810,067
Net loss	-	-	-	-	-	-	(3,312,998)	(20,240)	(3,333,238)
June 30, 2024 (unaudited)	-	$-	29,135,547	$29,136	$86,134,795	$(20,000)	$(71,103,639)	$(6,727)	$15,033,565

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	483,292	483	381,317	-	-	-	381,800
Issuance of common stock for a reduction of liabilities	-	-	400,000	400	378,890	-	-	-	379,290
Issuance of common stock on conversion of debt			903,095	903	1,047,590	-	-	-	1,048,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	1,128,652	1,129	1,136,923	-	-	-	1,138,052
Net loss	-	-	-	-	-	-	(5,195,233)	(48,548)	(5,243,781)
June 30, 2024 (unaudited)	-	$-	29,135,547	$29,136	$86,134,795	$(20,000)	$(71,103,639)	$(6,727)	$15,033,565

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
March 31, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(57,704,373)	$8,345,037	$24,664,892
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(317,234)	(317,234)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	625,000	625,000
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Net loss	-	-	-	-	-	-	(1,844,673)	(77,358)	(1,922,031)
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	(Deficit)
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(606,236)	(606,236)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	1,335,000	1,335,000
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Net loss	-	-	-	-	-	-	(4,379,265)	(359,933)	(4,739,198)
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(5,243,781)	$(4,739,198)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,997,473	1,452,387
Forgiveness of liabilities	-	(24,116)
Stock-based compensation	1,138,052	-
Unrealized loss- marketable securities	82,638	330,551
Gain on deconsolidation of variable interest entity	(177,550)	-
Deferred income taxes	31,753	-
Changes in operating assets and liabilities:
Accounts receivable	(845,872)	(42,934)
Prepaid expenses	(105,509)	(94,191)
Inventory	(30,535)	(2,339)
Other assets	(393,066)	(167,208)
Right of use assets- finance leases	83,943	523,878
Right of use assets- operating leases	181,363	153,664
Operating lease liabilities	(184,348)	(164,405)
Accounts payable and accrued expenses	2,331,635	(111,556)
Interest on notes receivable	(4,613)	-
Interest on notes payable	313,103	1,588,689
Net cash used in operating activities	(825,314)	(1,296,778)

INVESTING ACTIVITIES:
Purchase of equipment	(2,176,798)	(2,025,303)
Net cash used in investing activities	(2,176,798)	(2,025,303)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(237,246)	(195,497)
Proceeds from loans and notes payable	3,132,959	3,213,666
Proceeds from loans and notes payable- related party	635,150	771,000
Payment of notes payable	(477,610)	-
Payment of notes payable- related party	(700,478)	(405,674)
Distributions to noncontrolling interest	-	(606,236)
Net cash provided by financing activities	2,352,775	2,777,259

Net increase (decrease) in cash and cash equivalents	(649,337)	(544,822)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	744,307	3,182,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,970	$2,637,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$222,924	$1,458,418
Income taxes	$-	$-

Noncash transactions:
Accounts payable on purchase of equipment	$1,069,380	$560,109
Noncontrolling interest issued for a reduction in liabilities	$-	$1,335,000
Capitalized interest on construction in process	$656,492	$589,775
Common stock issued with debt	$379,290	$-
Non-qualified stock options issued with debt	$-	$467,509
Common stock issued for services	$381,800	$-
Stock Warrants issued for services	$92,522	$-
Common stock issued on conversion of debt	$1,048,493	$-

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Deconsolidation of VivaSphere

On September 7, 2023 we entered into an Acquisition Agreement (the “Agreement”) to sell 100% of the common stock of VivaSphere, Inc. (“VivaSphere”) and its assets, which were completely impaired by the Company in the fiscal year 2022, to a private buyer. The transaction closed on February 15, 2024. Under the terms of the Agreement, the purchase price of approximately $7.5 million consists of a promissory note payable (the “Convertible Note”) to the Company payable in full four years after the closing date. In the event the buyer does not close a transaction with a public company within one year from the close of the transaction, then the Company has the right to foreclose on and repossess the assets. The Convertible Note is convertible into common shares of a public company after the buyer closes a transaction to become a public company, which has a ceiling of 17.99% of the total number of shares outstanding of the public company. The “Conversion Price” shall equal the greater of (a) $0.75 per share or (b) the lesser of (i) 90% of the volume weighted average price for the Common Stock during the ten (10) consecutive trading days of the Common Stock immediately preceding the applicable Conversion Date on which the Company elects to convert all or part of this Note or (ii) $2.25 per share. Due to uncertainty of the collectability of the principal amount of the Convertible Note, we have established an allowance for the entire amount, and we have not accrued any interest receivable in connection with the Convertible Note.

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 in the fourth quarter of fiscal year 2023, and as of February 15, 2024 we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain of $177,550 for the six months ended June 30, 2024. The assets, liabilities and equity related to VWFI and Vivasphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the six months ended June 30, 2024, the Company continued to build its wash plant for planned operations at its Houston, Texas site. The Company evaluated, and determined that there was no trigger event, and therefore there was no impairment incurred during the six months ended June 30, 2024. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the six months ended June 30, 2024.

Revenue Recognition

For the six months ended June 30, 2024, our sales consisted of storage services and the sale of crude oil or like products. For the six months ended June 30, 2024, disaggregated revenue by customer type was as follows: $26,223,680 in crude oil sales and $5,078,482 in product related to natural gas liquids sales.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. Our revenue from related parties for 2024 and 2023 was $5,978,833 and $6,370,302.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 100% of the balance of accounts receivable as of June 30, 2024 and 2023. Our two major customers (one of which is a related party) accounted for 100% of the Company’s revenues for the six months ended June 30, 2024 and 2023.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the six months ended June 30, 2024 and 2023.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the three months June 30, 2024 and 2023 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of June 30, 2024 and 2023 include the following: convertible notes payable, which are convertible into approximately 234,560 and 14,560 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 2,617,320 and 1,421,760 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 572,948 and 395,139 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023 (see Note 9). The Company also has warrants outstanding to purchase 399,040 shares of common stock as of June 30, 2024 and 2023.

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

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2024, we had an accumulated deficit of approximately $71.1 million. As of June 30, 2024 and 2023, we had a working capital deficit of approximately $38 million and $34.9 million, respectively. As of June 30, 2024, we had cash of approximately $95 thousand. As of June 30, 2024, we have current obligations to pay approximately $20.7 million of debt. Of the $20.7 million, $14.5 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2024, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and execute its business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement, and during the six months ended June 30, 2024, we raised an additional $3.6 million through additional debt financing (Note 9). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024, which were disclosed with our Form 10-K. Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of June 30, 2024 because they have not closed as of the date of our filing.

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

Note 3. Accounts receivable

As of June 30, 2024 and December 31, 2023, an allowance for doubtful accounts of none was deemed necessary. As of June 30, 2024 and December 31, 2023, trade accounts receivable of none and $152,083 are with a vendor of which our CEO is a beneficiary. In 2023 we began subleasing office space to a tenant where the officers of WealthSpace, LLC, Fund Manager of Viva Wealth Fund I, LLC, also manage the tenant of our sublease. The tenant owes rent of $106,000 to the Company as of June 30, 2024.

Note 4. Prepaid Expenses and Other Assets

As of June 30, 2024 and December 31, 2023, the Company had other assets of $1,511,254 and $1,118,188, which consist of various security deposits on office and warehouse leases, a deposit for a reclamation bond, and finance lease deposits.

As of June 30, 2024 and December 31, 2023, the Company prepaid expenses of $180,385 and $74,876 mainly consists of prepaid insurances.

Note 5. Inventories

As of June 30, 2024 and December 31, 2023, inventories of $75,167 and $44,632 consist of crude oil. The crude oil is related to the Company’s oil gathering facility in Delhi, Louisiana.

Note 6. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$8,779	$6,219	$14,998	$7,823	$7,175
Vehicles	36,432	36,432	0	36,432	33,396	3,036
Equipment	942,880	504,962	437,918	942,880	435,260	507,620
Property	17,000	-	17,000	17,000	0	17,000
Finance lease- Right of use assets	3,579,544	1,970,796	1,608,748	3,579,544	1,484,324	2,095,220

Construction in process:
Wash Plant Facilities	5,279,190	-	5,279,190	3,344,968	-	3,344,968
Cavitation device	72,201	-	72,201	72,201	-	72,201
Remediation Processing Unit 1	4,549,925	-	4,549,925	4,464,513	-	4,464,513
Remediation Processing Unit 2	8,785,484	-	8,785,484	8,187,425	-	8,187,425
Remediation Processing Unit System A	2,906,315	-	2,906,315	2,795,391	-	2,795,391
Remediation Processing Unit System B	2,906,315	-	2,906,315	2,795,391	-	2,795,391
WCCC Tank Expansion	1,072,506	-	1,072,506	9,377	-	9,377
Total fixed assets	$30,162,790	$2,520,969	$27,641,821	$26,260,120	$1,960,803	$24,299,317

For the six months ending June 30, 2024 and 2023, depreciation expense was $73,694 and $74,302. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 7. Intangible Assets, Net and Goodwill

The following table sets forth the components of the Company’s intangible assets at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$22,241	$91,189	$113,430	$18,905	$94,525
Extraction Technology	16,385,157	7,714,678	8,670,479	16,385,157	7,305,049	9,080,108
Acquired crude oil contracts	16,788,760	3,417,177	13,371,583	16,788,760	2,525,739	14,263,021
Total intangible assets	$33,287,347	$11,154,096	$22,133,251	$33,287,347	$9,849,693	$23,437,654

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2023	$12,678,108
Business combination acquisition(1)	2,306,660
December 31, 2023	$14,984,768
June 30, 2024	$14,984,768

(1)	The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill within twelve months. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2023.

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$6,702,091	$5,226,071
Office access deposits	-	-
Unearned revenue	9,107,297	9,107,297
Accrued interest (various notes and loans payable)	209,962	178,999
Accrued interest (working interest royalty programs)	1,546,569	1,396,528
Accrued tax penalties and interest	741,094	669,747
Accounts payable and accrued expenses	$18,307,013	$16,578,642

	June 30,	December 31,
	2024	2023
Accounts payable- related parties	$3,237,329	$1,933,817
Accrued interest (notes payable)- related parties	4,723	-
Accounts payable and accrued expenses- related parties	$3,242,052	$1,933,817
Accrued compensation	$834,448	$1,968,063

For the six months ended June 30, 2024, our accounts payable and accrued expenses include recently received unverified billings from a service provider in the amount of $371,075, of which the Company is in the process of reviewing and may dispute in the near future.

As of June 30, 2024 and December 31, 2023, our accounts payable are primarily made up of trade payables for the purchase of crude oil. Trade accounts payables in the amount of $2,810,785 and $1,933,817 is with a vendor who our CEO is a beneficiary of. As of June 30, 2024 and December 31, 2023, accounts payable related to services rendered of $426,544 and $178,325, which are not trade payables, are with a vendor who our CEO is a beneficiary of.

As of June 30, 2024, accrued compensation to current employees includes $128,697 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $207,124 due to our Chief Financial Officer, with $90,002 in accrued sick and vacation pay is payable in cash if unused. Accrued compensation includes prorated year end accrued cash bonuses that are considered probable.

On June 13, 2024, we entered into a new executive employment agreement with our Chief Financial Officer, and in connection with the executive employment agreement we also entered into a settlement agreement with respect to accrued compensation owed by the Company to our Chief Financial Officer (the “Settlement Agreement”). Pursuant to the new employment agreement, our Chief Financial Officer will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. He will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the new employment agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA (as defined herein), he will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of the Company’s common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The new employment agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The new employment agreement may also be terminated under standard cause and without cause termination and resignation provisions. At the time of the termination of the previous executive employment agreement, the Company owed its CFO $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial. Pursuant to the Settlement Agreement, the Company and our CFO agreed the Accrued Compensation would be paid to our CFO under the terms of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”) (see Note 9).

On June 26, 2024, we entered into an executive employment agreement with Patrick M. Knapp to join the Company as its Executive Vice President, General Counsel, & Secretary (the “Knapp Agreement”). The Knapp Agreement provides for an annual base salary of $350,000. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp received a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shares were issued to him on July 2, 2024.

Note 9. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	June 30,	December 31,
	2024	2023
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note	-	171,554
National Buick GMC	13,556	13,556
Blue Ridge Bank	410,200	410,200
Small Business Administration	349,579	299,900
Al Dali International for Gen. Trading & Cont. Co.	1,088,159	974,594
RSF, LLC	500,000	500,000
Keke Mingo (a)	-	913,240
Cedarview Opportunities Master Fund LP	2,427,422	-
Total notes payable	$4,839,876	$3,334,004

Loans and notes payable, current	$3,960,231	$2,477,970
Loans and notes payable, long term	$879,645	$856,034

Related party debt:

	June 30,	December 31,
	2024	2023
Jorgan Development, LLC	$20,140,574	$20,841,052
Ballengee Holdings, LLC (b)	635,150	-
Tyler Nelson (c)	1,167,750	-
Triple T Trading Company LLC	387,354	375,124
Total notes payable- related parties	$22,330,828	$21,216,176

Loans and notes payable, current- related parties	$16,740,820	$15,626,168
Loans and notes payable, long term- related parties	$5,590,008	$5,590,008

2024	$19,737,489
2025	7,089,709
2026	37,007
2027	17,232
2028	17,232
Thereafter	272,035
Total	$27,170,704

(a)	On April 8, 2024, we executed an amended and restated convertible promissory note for the original promissory note (the “Amended Note”). The convertible promissory note replaces an original promissory note between the Company and the holder dated December 5, 2023 (the “Original Note”), but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of the Company’s restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder can convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of the Company’s common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. The holder may not convert amounts owed under the Amended Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage. In May 2024, the lender converted all outstanding amounts ($1,048,493) into 903,095 shares of common stock at approximately $1.161 per share.
(b)

As previously disclosed, on May 14, 2024, we issued a promissory note (the “Note”), to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The intent of the Note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable.

(c)	On June 13, 2024, the Company owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial, and executed a Settlement Agreement, where the Company and the CFO agreed the Accrued Compensation would be paid under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by December 31, 2024, the Note will mature and any amounts due thereunder will be due and payable in full on such date.

Note 10. Commitments and Contingencies

Finance Leases

On June 18, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the fourth quarter of 2024.

As previously disclosed, on May 23, 2023 we entered into a supplement (“Supplement No. 2”) to the Master Agreement Maxus, under which Maxus funded approximately $2.2 million to finance the build-out of other Houston wash plant equipment additions, which such lease was anticipated to commence in the second quarter of 2024. As of June 30, 2024, we anticipate that this lease will now commence in the fourth quarter of 2024. Under the terms of this lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value.

Because we were involved in the construction of the wash plant and were responsible for paying a portion of the construction costs, we evaluated the control criteria in ‘build to suit’ lease accounting guidance under GAAP ASC 842 (Leases) where the Company was deemed, for accounting purposes, to have control of the wash plant during the construction period. Accordingly, the Company recorded project construction costs incurred during the construction period for the wash plant incurred by the landlord as a construction-in-process asset and a related financing obligation on our consolidated balance sheets. The total $4.8 million of project construction costs (which includes a total of $2.2 million of costs funded by Maxus, and another $1 million that is to be funded) have been capitalized and recorded to construction-in-process within ‘Property and equipment, net’. The total $3.2 million of construction costs funded by Maxus have been recorded as a component of ‘Accounts payable and accrued expenses’.

Employment Agreements

On June 13, 2024, we entered into a new executive employment agreement with our Chief Financial Officer, and in connection with the executive employment agreement we also entered into a settlement agreement with respect to accrued compensation owed by the Company to our Chief Financial Officer (the “Settlement Agreement”). Pursuant to the new employment agreement, our Chief Financial Officer will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. He will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the new employment agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA (as defined herein), he will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of the Company’s common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The new employment agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The new employment agreement may also be terminated under standard cause and without cause termination and resignation provisions. At the time of the termination of the previous executive employment agreement, the Company owed its CFO $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial. Pursuant to the Settlement Agreement, the Company and our CFO agreed the Accrued Compensation would be paid to our CFO under the terms of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”) (see Note 9).

On June 26, 2024, we entered into an executive employment agreement with Patrick M. Knapp to join the Company as its Executive Vice President, General Counsel, & Secretary (the “Knapp Agreement”). The Knapp Agreement provides for an annual base salary of $350,000. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp received a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shares were issued to him on July 2, 2024.

Note 11. Share-Based Compensation & Warrants

Stock Options & Awards

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including stock options and stock awards in conjunction with our Board of Director and executive employment agreements, including stock awards and bonuses that are prorated or vest. In 2024, we issued additional stock awards for 371,954 common shares that vested immediately or that will vest quarterly in conjunction with annual compensation for current and a new Board of Direct compensation, and two executed executive employment contracts (see Note 9). In 2023, our CEO’s executive employment agreement renewed including stock awards of 1,657,016 common shares that vest quarterly, and the continued vesting of two stock incentive awards issued to our Executive Vice President, Operations quarterly of 245,536 common shares, one of which vests quarterly and second cliff vests at 12 and 18 months. For the six months ended June 30, 2024, stock-based compensation was $1,136,923. Non-statutory stock-based compensation was $92,522 for the six months ended June 30, 2024.

There were no other options or awards granted during the six months ended June 30, 2024. The following table summarizes all stock option activity of the Company for the six months ended June 30, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2023	2,816,900	$2.03	4.08
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2024	2,816,900	$2.03	4.08

Outstanding, December 31, 2022	1,833,566	$2.59	6.47
Granted	1,000,000	1.18	2.00
Exercised	-	-	-
Forfeited	(16,667)	12.00	-
Outstanding, June 30, 2023	2,816,899	$2.03	4.58

Exercisable, December 31, 2023	2,720,221	$2.05	3.93
Exercisable, June 30, 2024	2,816,900	$2.03	3.58

Exercisable, December 31, 2022	1,526,869	$2.65	5.94
Exercisable, June 30, 2023	2,526,869	$2.07	4.08

As of June 30, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was approximately $723,354 and none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Note 12. Income Tax

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

The Company recorded a provision for income taxes of $33,983 and $800 for the six months ended June 30, 2024 and 2023, respectively. The Company is projecting a (-0.69%) effective tax rate for the year ending December 31, 2024, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2023 was (-0.87%), which was primarily the result of prior year true-ups and permanent adjustments.

Note 13. Related Party Transactions

In 2023 we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the six months ended June 30, 2024, we realized $84,000 in office sublease lease revenue from Spectra. As of June 30, 2024, the Company is carrying accounts receivable of $106,000 related to this sublease.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. As of June 30, 2024 and 2023, we have accrued interest of approximately of none and $452,283 owed on the Note. For the six months ended June 30, 2024 and 2023, we made cash payments of $700,478 and $1,705,590 on the Note.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the six months ended June 30, 2024 and 2023, we realized tank storage revenue of approximately $900,000 for each period.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the six months ended June 30, 2024 and 2023, we made crude oil purchases from WC Crude of $23,143,488 and $15,931,252, respectively. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product to WC Crude. We produced and sold crude and natural gas liquids to WC Crude in the amount of $5,078,482 and $6,428,026, respectively, for the six months ended June 30, 2024 and 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for certain consulting services. For the six months ended June 30, 2024 and 2023, Endeavor rendered services in the amount of $183,344 and $156,845, respectively.

On May 14, 2024, we issued a promissory note, to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of June 30, 2024, the balance of this note was $635,150.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note has not been paid in full by December 31, 2024, the note will mature and any amounts due thereunder will be due and payable in full on such date. As of June 30, 2024 the balance of principal and accrued interest was $1,172,472.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of June 30, 2024 and 2023, the balance owed was $387,354 and $359,241, respectively.

Note 14. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On July 2, 2024, the Company issued Mr. Knapp 140,190 shares of its common stock at approximately $1.84 per share for the $250,000 signing bonus related to his executive employment agreement.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, an entity controlled by James Ballengee, the Company’s Chairman and Chief Executive Officer, in the principal amount of Five Hundred Thousand Dollars ($500,000) and, in connection therewith, the Company agreed to issue 21,552 restricted shares of the Company’s common stock as an equity incentive for the loan. The note bears interest at the rate of 10% per annum, was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the loan into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage.

On July 5, 2024, the Company entered into a Consulting Agreement with 395 Group, LLC, a Nevada limited liability company (“395”), under which 395 agreed to provide the Company with general advisory and business development services. Specifically, 395 agreed to advise the Company for the next four (4) months regarding capitalization, business development, business relationships, industry guidance, and assist with understanding what is happening in the Company’s market space. In exchange for 395’s services, the Company agreed to pay total cash compensation of $340,000 and equity compensation of 50,000 shares of the Company’s restricted common stock, with one-half of the cash compensation and all the equity compensation due upon signing of the agreement and the other half of the cash compensation due thirty (30) days after signing. As of the date of this report, the Company has paid $255,000 of the cash compensation.

On July 8, 2024, the Company received a loan from a non-affiliated individual lender in the principal amount of Three Hundred Fifty Thousand Dollars ($350,000) and, in connection therewith, the Company agreed to issue 15,982 restricted shares of the Company’s common stock as an equity incentive for the loan. The note bears interest at the rate of 10% per annum, and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the loan into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the loan if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage.

One July 26, 2024, the Company entered into that certain Strata Purchase Agreement with ClearThink Capital Partners, LLC (the “ClearThink ELOC” and “ClearThink”, respectively), pursuant to which ClearThink agreed to purchase a number of shares of common stock in tranches as directed by the Company, up to $5,000,000 worth of common stock. Each tranche request is limited to the lesser of $1,000,000 or 500% of the daily average shares traded value for the 10 days prior to the date of any Company request to purchase. The minimum purchase notice allowable is $25,000, and there must be a minimum of 10 trading days between purchase notices unless the parties mutually agree otherwise. The Company cannot issue a purchase notice if it would cause ClearThink to own more than 9.99% of the Company’s outstanding common stock. The Company also executed a registration rights agreement and stock purchase agreement with ClearThink under the terms of the ClearThink ELOC.

On July 31, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,600,000 shares of restricted common stock to a non-affiliate in exchange for $800,000.

In July 2024, Maxus Capital Group, LLC funded approximately $600,000 under the Supplement No. 3 to finance the build-out of certain equipment and facilities related to our wash plant in Houston, Texas.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Vivakor has the following wholly and majority-owned subsidiaries: Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation. We have a 99.95% ownership interest in Vivaventures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in Vivaventures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 for the year ended December 31, 2023, and as of February 15, 2024 we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain of $177,550 for the six months ended June 30, 2024. The assets, liabilities and equity related to VWFI and Vivasphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Business Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services.

One of our facilities in Delhi, Louisiana sells crude oil in volumes up to 60,000 barrels per month under agreements with a large energy company. A different facility owns a 120,000 barrel crude oil storage tank near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and we plan to further connect the tank to major pipeline systems.

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

Reclassifications

Certain reclassifications may have been made to prior years’ amounts to conform to the 2024 presentation.

Recent Developments

Finance Leases

On June 18, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000, or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the fourth quarter of 2024.

As previously disclosed, on May 23, 2023 we entered into a supplement (“Supplement No. 2”) to the Master Agreement Maxus, under which Maxus funded approximately $2.2 million to finance the build-out of other Houston wash plant equipment additions, which such lease was anticipated to commence in the second quarter of 2024. As of June 30, 2024, we anticipate that this lease will now commence in the fourth quarter of 2024. Under the terms of this lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value.

Promissory Note with Related Party

As previously disclosed, on May 14, 2024, we issued a promissory note, to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficiary, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of June 30, 2024, the balance of this note was $635,150.

Director Appointment

On June 3, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Michael Thompson as a member of the Board, effective immediately. Mr. Thompson has been determined by the Board to be an independent director consistent with Rule 5605(a)(2) of the NASDAQ listing standards. In addition to serving as an independent director, Mr. Thompson will serve as chair of the Audit Committee of the Board (the “Audit Committee”).

Executive Employment Agreement and Settlement Agreement with Chief Financial Officer

On June 9, 2022, the Company entered into an executive employment agreement (the “Original Agreement”) with Tyler Nelson, the Chief Financial Officer of the Company (the “Executive”), for a term of two years, and, on January 16, 2023, Mr. Nelson was appointed as member of the Company’s Board of Directors (the “Board”).

As previously disclosed, on February 26, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire Energy Acquisition Corp., a Delaware corporation, and wholly owned subsidiary, Empire Diversified Energy, Inc., a Delaware corporation (collectively “Empire”), whereby, at closing, subject to the conditions set forth in the Merger Agreement, Empire will become a wholly-owned subsidiary of the Company. On March 21, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Endeavor MIPA”), the equity holders of Endeavor Crude, LLC (“Endeavor”), whereby, at closing, subject to the conditions set forth in the Endeavor MIPA, the Company will acquire several entities that will become wholly-owned subsidiaries of the Company.

On June 13, 2024, the Company entered into a new Executive Employment Agreement (the “New Employment Agreement”) with Mr. Nelson, and, in connection therewith the Company and Mr. Nelson also entered into a settlement agreement with respect to compensation owed by the Company to Mr. Nelson (the “Settlement Agreement”).

New Employment Agreement

On June 13, 2024, the Company entered into the New Employment Agreement with Mr. with respect to the Company’s appointment of Mr. Nelson as Chief Financial Officer. Pursuant to the New Employment Agreement, Mr. Nelson will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. Mr. Nelson will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the New Employment Agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA, Mr. Nelson will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of the Company’s common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The New Employment Agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The New Employment Agreement may also be terminated under standard cause and without cause termination and resignation provisions.

Settlement Agreement and Promissory Note

At the time of the termination of the Original Agreement, the Company owed Mr. Nelson $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer under the Original Agreement. Pursuant to the Settlement Agreement, the Company and Mr. Nelson agreed the Accrued Compensation would be paid to Mr. Nelson under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due under the Note will accrue interest at 8% per annum, and will be paid to Mr. Nelson by paying him 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by December 31, 2024, the Note will mature and any amounts due thereunder will be due and payable in full in such date.

Stock Option

Under the terms of the Settlement Agreement, the Company issued Mr. Nelson a stock option agreement (the “Option Agreement”) setting forth the stock options Mr. Nelson were issued on June 9, 2022 (the “Grant Date”). Pursuant to the Option Agreement, as of the Grant Date, Mr. Nelson was granted 917,825 stock options (the “Options”) at an exercise price per share of $1.80. The Options shall vest as follows: (i) 360,145 shares on the Grant Date, (ii) 219,312 shares three (3) months after the Grant Date, (iii) 48,338 shares for each of the following six (6) quarters, and (iv) 48,340 shares following the eighth (8th) quarter after the Grant Date. The Options were fully vested as of June 9, 2024.

Executive Employment Agreement with Executive Vice President, General Counsel and Secretary

On June 26, 2024 (the “Effective Date”), Vivakor, Inc. (the “Company”), pursuant to the approval of its Board of Directors (the “Board”), on the recommendation of the Compensation Committee of the Board entered into that certain Executive Employment Agreement with Patrick M. Knapp to join the Company as its Executive Vice President, General Counsel, & Secretary (the “Knapp Agreement”).

The Knapp Agreement provides for an annual base salary of $350,000, payable in equal installments every two weeks. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp shall receive a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Knapp Agreement, Mr. Knapp’s employment is at-will under Texas law, except as modified therein. Mr. Knapp’s employment with the Company began on June 26, 2024.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024, the Company entered into that certain Agreement and Plan of Merger dated effective February 26, 2024 with Empire Energy Acquisition Corp. and Empire Diversified Energy, Inc. (the “Merger Agreement”). The Company obtained the consent of Empire Diversified Energy, Inc. with respect to the Knapp Agreement, as required under Section 5.02(iv) of the Merger Agreement.

Sale of Common Stock

On July 31, 2024, the Company entered into two stock purchase agreement under which the Company agreed to sell an aggregate of 1,300,000 shares of restricted common stock in exchange for $800,000.

Loan and Security Agreement and Issuance of a Secured Promissory Note

As previously disclosed, on February 5, 2024, we issued a secured promissory note (the “Note”) due as described below, to Cedarview Opportunities Master Fund LP (the “Lender”), in the principal amount of $3,000,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The Company received the funds on February 6, 2024, minus a 3% origination fee. Through June 30, 2024, we have repaid $250,000 of principal due under the Note, as well as $220,000 in interest, and still owe $2,750,000 as of June 30, 2024.

This summary is not a complete description of all of the terms of the Agreement and the Note and is qualified in its entirety by reference to the full text of the Agreement and the Note, which are filed as Exhibit 10.2 hereto, which are incorporated by reference into the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on April 17, 2024.

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

Promissory Note

On December 5, 2023, the Company received a loan from an individual lender in the principal amount of one million dollars ($1,000,000) (the “Loan”) and, in connection therewith, the Company and agreed to issue 100,000 restricted shares of the Company’s common stock. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, has been personally guaranteed by James Ballengee, the Company’s Chief Executive Officer. The lender is not a related party or affiliate of the Company. On April 8, 2024, we executed an amended and restated convertible promissory note for the original promissory note (the “Amended Note”). The convertible promissory note replaces the original note, but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of the Company’s restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder can convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of the Company’s common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. The holder may not convert amounts owed under the Amended Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage. In May 2024, the lender converted all outstanding amounts ($1,048,493) into 903,095 shares of common stock at approximately $1.161 per share.

The foregoing is only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the agreement in connection with the Loan (the “Loan Agreement”), and such description is qualified in its entirety by reference to the full text of the Agreement, which is attached hereto as Exhibit 10.13.

Acquisition Agreement with Endeavor

Membership Interest Purchase Agreement

Effective March 21, 2024 (the “Execution Date”), Vivakor, Inc., (the “Company” or “Purchaser”) entered into a Membership Interest Purchase Agreement, a copy of which is filed herewith as Exhibit 2.2 (the “Endeavor MIPA”) and incorporated by reference herein, with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC (f/k/a Meridian Transport, LLC), a Texas limited liability company (“Endeavor”), Equipment Transport, LLC, a Pennsylvania limited liability company (“ET”), Meridian Equipment Leasing, LLC, a Texas limited liability company (“MEL”), and Silver Fuels Processing, LLC, a Texas limited liability company (“SFP” and, together with Endeavor, ET, and MEL, the “Acquirees”) whereby, at closing, subject to the conditions set forth in the Endeavor MIPA, the Company will acquire all of the issued and outstanding membership interests in each of the Acquirees (the “Membership Interests”) making Endeavor, ET, MEL and SFP wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Form of Series A Preferred Stock Certificate of Designations filed herewith as Exhibit 3.2 and incorporated by reference herein, including, but not limited to, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears and conversion rights following the first anniversary of their issuance at a price of one dollar ($1) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chairman, chief executive officer and principal shareholder. At a meeting held on March 20, 2024, the Company’s board of directors authorized and approved the Endeavor MIPA and the transactions contemplated thereby. Mr. Ballengee recused himself from the vote. Subject to satisfaction of all closing conditions, the acquisitions are anticipated to be completed on or before September 30, 2024.

At closing of the acquisitions (“Closing”), the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, valued at $1.00 per share(the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will enter into 18-month lock-up agreements, in the form filed herewith as Exhibit 10.8 and incorporated by reference herein, at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

As set forth in the Endeavor MIPA, the Purchase Price is subject to a post-Closing working capital adjustment. The Purchase Price is based, in part, on the assumption that the Net Working Capital (as such term is defined in the Endeavor MIPA) of the Acquirees, in the aggregate and as of Closing will be equal to One Hundred Fifty Thousand and No/100s Dollars ($150,000.00) (the “Target Working Capital Amount”). If the aggregate net working capital of the Acquirees is lower than the Target Working Capital Amount (a “Working Capital Deficit”) then the Purchase Price will be decreased by an amount equal to the Working Capital Deficit. If the aggregate net working capital of the Acquirees is higher than the Target Working Capital Amount (a “Working Capital Surplus”) then the Purchase Price will be increased by an amount equal to the Working Capital Surplus. The amount of any Working Capital Deficit will be payable by Sellers to the Company in shares of Preferred Stock and the amount of any Working Capital Surplus will be payable by the Company to Sellers Company in shares of Preferred Stock. A Net Working Capital Sample Calculation is filed herewith as Exhibit 10.11 and incorporated by reference herein.

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

In conjunction with the Closing, the August 1, 2022 Master Netting Agreement among the Company, Sellers, Endeavor, SFD, WCCC and White Claw Crude, LLC, a Texas limited liability company, will be amended and restated, in the form filed as Exhibit 10.12 hereto (the “Netting Agreement”) and incorporated by reference herein, to add MEL, SFP and CPE Gathering Midcon, LLC, a Delaware limited liability company and wholly owned subsidiary of MEL (“CPE”), as parties and to update and ratify certain net-out obligations of the parties to the Netting Agreement and procedures for the same.

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

The representations and warranties of Purchaser contained in the Endeavor MIPA will survive until Closing. All covenants and agreements of the Purchaser contained therein will survive the Closing indefinitely or for the period explicitly specified therein as will claims involving fraud, willful misconduct or intentional misrepresentation on the part of Purchaser.

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

The foregoing descriptions of the Endeavor MIPA and the related Exhibits do not purport to be complete and are subject to, and qualified by, the full text of the Endeavor MIPA and the Exhibits, copies of which are filed as Exhibits 2.2, 3.2, 10.10, 10.11 and 10.12 hereto and incorporated herein by reference.

Results of Operations for the Three and Six Months ended June 30, 2024 and 2023

Revenue

For the three months ended June 30, 2024 and 2023 we realized revenues of $16,181,122 and $13,590,638, respectively, representing an increase of $2,590,484 or 19.06%. For the six months ended June 30, 2024 and 2023 we realized revenues of $32,202,513 and $29,135,510, respectively, representing an increase of $3,067,003 or 10.53%. The increase in revenue is primarily attributed to an average increase in market prices for our oil and natural gas liquid products since June 30, 2023.

Cost of Revenue

For the three and six months ended June 30, 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our business in SFD and WCCC.

For the three months ended June 30, 2024 and 2023, costs of revenue were $15,070,308 and $12,375,874, respectively, representing an increase of $2,694,434 or 21.77%. For the six months ended June 30, 2024 and 2023, costs of revenue were $30,023,562 and $26,407,588, respectively, representing an increase of $3,615,974 or 13.69%. The increase in cost of revenues is primarily attributed to an average increase in market prices of for our oil and natural gas liquid inventory purchases since June 30, 2023.

Gross Profit and Gross Margin

For the three months ended June 30, 2024 and 2023 we realized gross profit of $1,110,814 and $1,214,764, respectively, representing a decrease of $103,950 or 8.56%. For the six months ended June 30, 2024 and 2023 we realized gross profit of $2,178,951 and $2,727,922, respectively, representing a decrease of $548,971 or 20.12%. The gross profit decreased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended June 30, 2024 and 2023, we realized operating expenses of $3,963,228 and $2,052,698, which represents an increase of $1,910,530, or 93.07%. For the six months ended June 30, 2024 and 2023, we realized operating expenses of $6,648,287 and $4,690,728, which represents an increase of $1,957,559, or 41.73%. The increase in operating expenses is attributed to the net effect of increased stock compensation expense related to new or renewed executive employment and board of director agreements, which issued immediate and vesting stock awards of $591,501, amortization expense of approximately $545,086 related to lease accounting interest, and increased professional services of approximately $571,000 related to merger, acquisition, and corporate governance services.

Interest Expense

For the three months ended June 30, 2024 and 2023, we realized total interest expense of $479,947 and $1,263,488, which represents a decrease of $783,541, or 97.41%. For the six months ended June 30, 2024 and 2023, we realized interest expense of $923,987 and $2,469,157, which represents a decrease of $1,545,170, or 62.58%. The decrease in interest expense is mainly attributable to our amendment of our note issued as consideration in the MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written to the amount of the undiscounted future cash flows on the note to maturity, and therefore no interest expense is realized for the remainder of the note to maturity.

Unrealized Loss on Marketable Securities

For the three months ended June 30, 2024 and 2023, we reported an unrealized loss of none and an unrealized gain of $165,275, which represents a decrease of $165,275, or 100%. For the six months ended June 30, 2024 and 2023, we reported an unrealized loss of $82,638 and $330,551, which represents an increase of $247,193, or 75.00%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Gain on Deconsolidation of Subsidiary

In accordance with ASC 810, as of February 15, 2024, we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain on deconsolidation of $177,550. The assets, liabilities, and equity related to Vivapshere was removed from our financial statements (Note 1), resulting in a gain on deconsolidation.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023 as presented below:

	June 30,
	2024	2023
Net cash used in operating activities	$(825,314)	$(1,296,778)
Net cash used in investing activities	(2,176,798)	(2,025,303)
Net cash provided by financing activities	2,352,775	2,777,259

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2024, we had an accumulated deficit of approximately $71.1 million. As of June 30, 2024 and 2023, we had a working capital deficit of approximately $38 million and $34.9 million, respectively. As of June 30, 2024, we have current obligations to pay approximately $20.74 million of debt. Of the $20.74 million, $14.5 million can be satisfied through the issuance of registered common stock under the terms of the debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $94,970 and $744,307, respectively.

During the six months ended June 30, 2024, subject to available cash flows, we continued to develop our technologies, strategy to monetize our intellectual properties and execute our business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement, and during the six months ended June 30, 2024, we raised an additional $3.6 million through additional debt financing (Note 9). The Company entered into merger and acquisition agreements with anticipated closing dates in 2024. Even though these merger and acquisition transactions are projected to close in 2024 and yield substantial cash flow that may provide adequate working capital to finance its day-to-day operations and current obligations, these events were not considered probable as of June 30, 2024 because they have not closed as of the date of our filing.

For the three months ended June 30, 2024 and 2023, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $5,243,781 and $4,739,198, and our depreciation and amortization of $1,997,473 and $1,452,387. For the six months ended June 30, 2024 and 2023, stock-based compensation of $1,138,052 and none in lieu of using cash. We also realized interest expense on loans and notes payable of $313,103 and $1,588,689, an increase in accounts receivable of $845,872 and $42,934, and as increase (decrease) in accounts payable and accrued expenses of $2,331,635 and $(111,556).

For the six months ended June 30, 2024 and 2023, our net cash used in investing activities was mainly attributed to our purchase of equipment of $2,176,798 and $2,025,303 related to the manufacturing of our RPCs and our wash plant facilities.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the three months ended June 30, 2024 and 2023, and we received proceeds of $3,132,959 and $3,213,666 related to the issuance of notes and other loans. For the six months ended June 30, 2024 and 2023 we also received proceeds from related party notes and loans of 635,150 and $771,000. For the six months ended June 30, 2024 and 2023, we paid down notes payable and lease liabilities by $1,415,334 and $601,171. For the three months ended June 30, 2023, we made distributions to Viva Wealth Fund I, LLC (which was deconsolidated later on October 1, 2023) unit holders of $606,236.

Capitalized interest on construction in process was $656,492 and $589,775 for the six months ended June 30, 2024 and 2023. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.5 million in connection with our construction of our Texas remediation and wash plant facilities; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

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

Contractual Obligations

Our contractual obligations as of June 30, 2024 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of June 30, 2024 are as follows:

2024	$481,950
2025	594,792
2026	471,756
Total	$1,548,498

Our contractual obligations as of June 30, 2024 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of June 30, 2024 are as follows:

2024	$153,985
2025	162,545
2026	136,975
2027	153,089
2028	143,237
Thereafter	2,888,979
Total	$3,638,810

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (2) We did not always follow certain review procedures related to corporate governance. Due to a vacancy of an independent audit committee chairman with financial expertise, and failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the independent Board of Director level over subjective and complex accounting and risk assessment. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of June 30, 2024, we have continued to hire additional external accounting staff with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also begun to implement further review controls and processes surrounding treasury and fixed assets.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. We have also instituted further internal controls surrounding treasury, so that proper dual authorization is required by our banking institutions to process capital expenditures in 2024. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 3, 2024, the Company entered into a Director Agreement with Michael Thompson (the “Thompson Director Agreement”). Pursuant to the Thompson Director Agreement, effective June 3, 2024, Mr. Thompson agreed to serve as a member of the Company’s Board of Directors and the chair of the Audit Committee and would receive $50,000 in shares of restricted stock annually as part of his compensation, vesting quarterly and valued at the stock price on the date of grant. Mr. Thompson also received a one-time grant of 50,000 shares of the Company’s common stock under the Company’s 2023 Equity and Incentive Plan.

As previously disclosed herein, on June 26, 2024 the Company entered into the Knapp Agreement.

As part of Mr. Knapp’s compensation under the Knapp Agreement, Mr. Knapp received a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director Appointment

On June 3, 2024, the Board of Directors (the “Board”) of the Company appointed Mr. Michael Thompson as a member of the Board, effective immediately. Mr. Thompson has been determined by the Board to be an independent director consistent with Rule 5605(a)(2) of the NASDAQ listing standards. In addition to serving as an independent director, Mr. Thompson will serve as chair of the Audit Committee of the Board (the “Audit Committee”).

Michael Thompson, 55, Director

Michael Thompson, age 55, combines over 25 years of experience in company directorship. Previously, he had been involved in four companies and two nonprofit organizations, holding positions including President, Representative Director, and board member. Mr. Thompson presently serves as the Global Head of Multi-Vendor Solutions at HP. From 2016 to 2021, Mr. Thompson has served on the Board of Directors as the Chair of the Audit Committee and Conflicts Committee of Rhino Resources, LTD, a company concentrated on coal and energy-related assets and activities. From 2014 to 2016, Mr. Thompson was a Director and Chair of the Strategic Planning Committee of Idaho Aquarium, a nonprofit aquarium. From 2010 to 2012, Mr. Thompson was a member of the board of Asister, a nonprofit organization focused on designing and distributing appliances in Latin America. From 2005 to 2009, Mr. Thompson served on the Board of Directors for Environmental Energy Services, Inc. and Blaze Energy, Inc., energy services and asset accumulation companies. From 1996 to 1999, he served as President and Representative Director of Micron Electronics Japan, K.K. and Micron Electronics China. Mr. Thompson has a bachelor’s degree in Business and Japanese from Brigham Young University and a master’s degree in Organizational Leadership from Gonzaga University. Mr. Thompson is a member of the National Association of Corporate Directors and brings to our Board over 25 years of experience in corporate governance, compliance and turnaround.

Compensatory Arrangements

On June 3, 2024, the Company entered into a Director Agreement with Mr. Thompson (the “Thompson Director Agreement”). Pursuant to the Thompson Director Agreement, effective June 3, 2024, Mr. Thompson shall serve as a member of the Board and the chair of the Audit Committee and will receive $60,000 annually in addition to $50,000 in shares of restricted stock annually, vesting quarterly and valued at the stock price on the date of grant. Mr. Thompson also received a one-time grant of 50,000 shares of the Company’s common stock under the Company’s 2023 Equity and Incentive Plan.

Executive Employment Agreement and Settlement Agreement with Chief Financial Officer

On June 9, 2022, the Company entered into an executive employment agreement (the “Original Agreement”) with Tyler Nelson, the Chief Financial Officer of the Company (the “Executive”), for a term of two years, and, on January 16, 2023, Mr. Nelson was appointed as member of the Company’s Board of Directors (the “Board”).

As previously disclosed, on February 26, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire Energy Acquisition Corp., a Delaware corporation, and wholly owned subsidiary, Empire Diversified Energy, Inc., a Delaware corporation (collectively “Empire”), whereby, at closing, subject to the conditions set forth in the Merger Agreement, Empire will become a wholly-owned subsidiary of the Company. On March 21, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Endeavor MIPA”), the equity holders of Endeavor Crude, LLC (“Endeavor”), whereby, at closing, subject to the conditions set forth in the Endeavor MIPA, the Company will acquire several entities that will become wholly-owned subsidiaries of the Company.

As previously disclosed herein, on June 13, 2024, the Company entered into the New Employment Agreement with Mr. Nelson, and, in connection therewith the Company and Mr. Nelson also entered into the Settlement Agreement.

New Employment Agreement

On June 13, 2024, the Company entered into the New Employment Agreement with Mr. with respect to the Company’s appointment of Mr. Nelson as Chief Financial Officer. Pursuant to the New Employment Agreement, Mr. Nelson will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. Mr. Nelson will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the New Employment Agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA, Mr. Nelson will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of the Company’s common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The New Employment Agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The New Employment Agreement may also be terminated under standard cause and without cause termination and resignation provisions.

Settlement Agreement and Promissory Note

At the time of the termination of the Original Agreement, the Company owed Mr. Nelson $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer under the Original Agreement. Pursuant to the Settlement Agreement, the Company and Mr. Nelson agreed the Accrued Compensation would be paid to Mr. Nelson under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due under the Note will accrue interest at 8% per annum, and will be paid to Mr. Nelson by paying him 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by December 31, 2024, the Note will mature and any amounts due thereunder will be due and payable in full in such date.

Stock Option

Under the terms of the Settlement Agreement, the Company issued Mr. Nelson a stock option agreement (the “Option Agreement”) setting forth the stock options Mr. Nelson were issued on June 9, 2022 (the “Grant Date”). Pursuant to the Option Agreement, as of the Grant Date, Mr. Nelson was granted 917,825 stock options (the “Options”) at an exercise price per share of $1.80. The Options shall vest as follows: (i) 360,145 shares on the Grant Date, (ii) 219,312 shares three (3) months after the Grant Date, (iii) 48,338 shares for each of the following six (6) quarters, and (iv) 48,340 shares following the eighth (8th) quarter after the Grant Date. The Options were fully vested as of June 9, 2024.

Executive Employment Agreement with Executive Vice President, General Counsel and Secretary

As previously disclosed herein, on June 26, 2024 the Company, pursuant to the approval of the Board, on the recommendation of the Compensation Committee of the Board entered into the Knapp Agreement.

The Knapp Agreement provides for an annual base salary of $350,000, payable in equal installments every two weeks. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp shall receive a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Knapp Agreement, Mr. Knapp’s employment is at-will under Texas law, except as modified therein. Mr. Knapp’s employment with the Company began on June 26, 2024.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024, the Company entered into that certain Agreement and Plan of Merger dated effective February 26, 2024 with Empire Energy Acquisition Corp. and Empire Diversified Energy, Inc. (the “Merger Agreement”). The Company obtained the consent of Empire Diversified Energy, Inc. with respect to the Knapp Agreement, as required under Section 5.02(iv) of the Merger Agreement.

Amendment to Promissory Notes

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2024, the Company received two loans in the amounts of $350,000 and $500,000 and issued two promissory notes dated July 5, 2024 and July 9, 2024, respectively. On July 19, 2024, the lenders and the Company entered into amendments to the promissory notes in order to extend the maturity date of the promissory notes from December 31, 2024 to September 30, 2025.

Sale of Common Stock

On July 31, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,600,000 shares of restricted common stock to a non-affiliate in exchange for $800,000.

Finance Lease

On June 18, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000, or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease payments, our material obligation under Supplement No. 3, will commence in the fourth quarter of 2024.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	3/25/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Form of Certificate of Designation-Series A Preferred Stock	8-K	3/25/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	3/25/24	10.1
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	3/25/24	10.3
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	August 16, 2024

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 16, 2024