Form 10-Q
period 2024-09-30
Vivakor, Inc.
filed 2024-11-19
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 11, 2024, there were 33,638,273 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$687,172	$744,307
Accounts receivable	691,895	2,458,730
Accounts receivable- related party	137,000	174,083
Prepaid expenses	81,484	74,876
Marketable securities	1,239,565	495,826
Inventories	184,882	44,632
Other assets	1,639,084	1,118,188
Total current assets	4,661,082	5,110,642

Other investments	4,000	4,000
Notes receivable	220,088	213,168
Property and equipment, net	28,348,642	24,299,317
Right of use assets- operating leases	1,283,378	1,534,870
License agreements, net	1,560,703	1,651,324
Intellectual property, net	21,481,049	23,437,654
Goodwill	14,984,768	14,984,768
Total assets	$72,543,710	$71,235,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,635,178	$16,578,642
Accounts payable and accrued expenses- related parties	778,559	1,933,817
Accrued compensation	1,046,481	1,968,063
Operating lease liabilities, current	177,249	435,906
Finance lease liabilities, current	717,828	963,900
Loans and notes payable, current	3,236,529	2,477,970
Loans and notes payable, current- related parties	21,538,331	15,626,168
Total current liabilities	47,130,154	39,984,466

Operating lease liabilities, long term	1,199,082	1,193,915
Finance lease liabilities, long term	1,734,193	1,852,178
Loans and notes payable, long term	355,812	856,034
Loans and notes payable, long term- related parties	-	5,590,008
Long-term debt (working interest royalty programs)	5,264,818	4,433,630
Deferred tax liability	120,076	88,323
Total liabilities	55,804,135	53,998,554

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, none outstanding
Common stock, $0.001 par value; 200,000,000 shares authorized; 33,638,273 and 26,220,508 were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	33,638	26,221
Additional paid-in capital	89,576,500	83,097,553
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(72,791,791)	(65,908,406)
Total Vivakor, Inc. stockholders’ equity	16,798,347	17,195,368
Noncontrolling interest	(58,772)	41,821
Total stockholders’ equity	16,739,575	17,237,189
Total liabilities and stockholders’ equity	$72,543,710	$71,235,743

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Product revenue - third parties	$4,775,771	$12,849,613	$30,999,451	$35,614,821
Product revenue - related party	11,140,652	3,463,793	17,119,485	9,834,095
Total revenues	15,916,423	16,313,406	48,118,936	45,448,916
Cost of revenues	14,190,073	14,766,494	44,213,635	41,174,082
Gross profit	1,726,350	1,546,912	3,905,301	4,274,834
Operating expenses:
Sales and marketing	6,650	1,240	18,318	2,457
General and administrative	2,613,394	1,473,728	7,252,540	4,710,852
Amortization and depreciation	1,064,943	817,058	3,062,416	2,269,445
Total operating expenses	3,684,987	2,292,026	10,333,274	6,982,754
Loss from operations	(1,958,367)	(745,114)	(6,427,973)	(2,707,920)
Other income (expense):
Unrealized gain (loss) on marketable securities	826,377	(661,101)	743,739	(991,652)
Gain deconsolidation of subsidiary	-	-	177,550	-
Interest income	2,307	-	6,920	-
Interest expense	(641,244)	(516,357)	(1,565,231)	(1,426,730)
Interest expense- related parties	-	(828,739)	-	(2,387,523)
Other income	31,000	99,420	115,000	123,536
Total other income (expense)	218,440	(1,906,777)	(522,022)	(4,682,369)
Loss before provision for income taxes	(1,740,197)	(2,651,891)	(6,949,995)	(7,390,289)
Provision for income taxes	-	-	(33,983)	(800)
Consolidated net loss	(1,740,197)	(2,651,891)	(6,983,978)	(7,391,089)
Less: Net loss attributable to noncontrolling interests	(52,045)	(134,517)	(100,593)	(494,450)
Net loss attributable to Vivakor, Inc.	$(1,688,152)	$(2,517,374)	$(6,883,385)	$(6,896,639)

Basic and diluted net loss per share	$(0.06)	$(0.14)	$(0.24)	$(0.38)

Basic weighted average common shares outstanding	30,625,756	18,120,344	28,282,472	18,083,543

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2024 (unaudited)	-	$-	29,135,547	$29,136	$86,134,795	$(20,000)	$(71,103,639)	$(6,727)	$15,033,565
Issuance of common stock for services	-	-	150,000	150	353,700	-	-	-	353,850
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock on conversion of debt			1,000,000	1,000	1,178,000	-	-	-	1,179,000
Stock based compensation	-	-	685,158	685	487,672	-	-	-	488,357
Net loss	-	-	-	-	-	-	(1,688,152)	(52,045)	(1,740,197)
September 30, 2024 (unaudited)	-	$-	33,638,273	$33,638	$89,576,500	$(20,000)	$(72,791,791)	$(58,772)	$16,739,575

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	633,292	633	735,017	-	-	-	735,650
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock for a reduction of liabilities	-	-	400,000	400	378,890	-	-	-	379,290
Issuance of common stock on conversion of debt			1,903,095	1903	2,225,590	-	-	-	2,227,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	1,813,810	1,814	1,624,595	-	-	-	1,626,409
Net loss	-	-	-	-	-	-	(6,883,385)	(100,593)	(6,983,978)
September 30, 2024 (unaudited)	-	$-	33,638,273	$33,638	$89,576,500	$(20,000)	$(72,791,791)	$(58,772)	$16,739,575

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
June 30, 2023 (unaudited)	-	$-	18,064,838	$18,065	$74,493,672	$(20,000)	$(59,549,046)	$8,575,445	$23,518,136
Issuance of common stock for a reduction of liabilities	-	-	154,744	155	219,845	-	-	-	220,000
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(414,328)	(414,328)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	1,970,000	1,970,000
Stock based compensation	-	-	-	-	1,260,476	-	-	-	1,260,476
Net loss	-	-	-	-	-	-	(2,517,374)	(134,517)	(2,651,891)
September 30, 2023 (unaudited)	-	$-	18,219,582	$18,220	$75,973,993	$(20,000)	$(62,066,420)	$9,996,600	$23,902,393

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2022	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Issuance of common stock for a reduction of liabilities	-	-	154,744	155	219,845	-	-	-	220,000
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,020,564)	(1,020,564)
Issuance of noncontrolling interest for a reduction of debt	-	-	-	-	-	-	-	3,305,000	3,305,000
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Stock based compensation	-	-	-	-	1,260,476	-	-	-	1,260,476
Net loss	-	-	-	-	-	-	(6,896,639)	(494,450)	(7,391,089)
September 30, 2023 (unaudited)	-	$-	18,219,582	$18,220	$75,973,993	$(20,000)	$(62,066,420)	$9,996,600	$23,902,393

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(6,983,978)	$(7,391,089)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,062,416	2,269,445
Forgiveness of liabilities	-	(40,584)
Stock-based compensation	1,626,409	1,260,476
Unrealized (gain) loss- marketable securities	(743,739)	991,652
Gain on deconsolidation of variable interest entity	(177,550)	-
Deferred income taxes	31,753	-
Changes in operating assets and liabilities:
Accounts receivable	1,753,918	(442,307)
Prepaid expenses	(6,608)	(35,822)
Inventory	(140,250)	(16,500)
Other assets	(520,896)	(348,943)
Right of use assets- finance leases	(26,648)	785,817
Right of use assets- operating leases	251,492	257,286
Operating lease liabilities	(253,490)	(257,286)
Accounts payable and accrued expenses	1,184,103	(929,360)
Interest on notes receivable	(6,920)	-
Interest on notes payable	1,115,347	3,058,522
Net cash provided (used) in operating activities	165,359	(838,693)

INVESTING ACTIVITIES:
Purchase of equipment	(2,362,898)	(3,841,589)
Net cash used in investing activities	(2,362,898)	(3,841,589)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(364,057)	(299,993)
Proceeds from loans and notes payable	3,365,309	3,723,458
Proceeds from loans and notes payable- related party	1,304,150	776,500
Proceeds from sale of common stock	1,425,000	-
Payment of notes payable	(1,439,461)	-
Payment of notes payable- related party	(2,150,537)	(482,815)
Distributions to noncontrolling interest	-	(1,020,564)
Net cash provided by financing activities	2,140,404	2,696,586

Net increase (decrease) in cash and cash equivalents	(57,135)	(1,983,696)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	744,307	3,182,793
CASH AND CASH EQUIVALENTS, END OF PERIOD	$687,172	$1,199,097

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$460,343	$2,485,211
Income taxes	$-	$-

Noncash transactions:
Accounts payable on purchase of equipment	1,571,608	432,857
Noncontrolling interest issued for a reduction in liabilities	$-	$3,305,000
Capitalized interest on construction in process	$1,015,402	$735,919
Common stock issued with debt	$464,290	$-
Non-qualified stock options issued with debt	$-	$467,509
Common stock issued for services	$735,650	$-
Common stock issued on conversion of debt	$2,227,493	$-
Common stock issued for a reduction in liabilities	$379,290	$220,000

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Business

Vivakor, Inc. (“Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services.

One of our facilities in Delhi, Louisiana sells crude under agreements with a large energy company. A different facility owns crude oil storage tanks near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and an extension to a major pipeline system is being constructed.

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

Deconsolidation

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

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (“VWFI”), recognizing a gain on deconsolidation of $438,099 in the fourth quarter of fiscal year 2023, and as of February 15, 2024 we deconsolidated VivaSphere, recognizing a gain of $177,550 for the six months ended September 30, 2024. The assets, liabilities and equity related to VWFI and VivaSphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the nine months ended September 30, 2024, the Company continued to build its wash plant for planned operations at its Houston, Texas site. The Company evaluated, and determined that there was no trigger event, and therefore there was no impairment incurred during the nine months ended September 30, 2024. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the nine months ended September 30, 2024.

Revenue Recognition

For the nine months ended September 30, 2024, our sales consisted of storage services and the sale of crude oil or like products. For the nine months ended September 30, 2024, disaggregated revenue by customer type was as follows: $40,132,938 in crude oil sales, and $7,985,998 in product related to natural gas liquids sales. During the third quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with White Claw Crude (“WC Crude”). Both WC Crude Crude Petroleum Sales Agreement and the existing WC Crude Crude Petroleum Supply Agreement(s) are cash net settled at market prices.

Related Party Revenues

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC. Our revenue from related parties for 2024 and 2023 was $17,119,485 and $9,834,095. During the third quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with WC Crude. Both the WC Crude Crude Petroleum Sales Agreement and the existing WC Crude Crude Petroleum Supply Agreement(s) are cash net settled at market prices.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 99% of the balance of accounts receivable as of September 30, 2024 and 2023. Our two major customers (one of which is a related party) accounted for 99% of the Company’s revenues for the nine months ended September 30, 2024 and 2023.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the nine months ended September 30, 2024 and 2023.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the three and nine months ended September 30, 2024 and 2023 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of September 30, 2024 and 2023 include the following: convertible notes payable, which are convertible into approximately 773,269 and 214,560 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 2,003,252 and 2,590,968 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 572,948 and 680,274 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023 (see Note 6), which such stock option was exercised in September 2024 for a reduction in debt. The Company also has warrants outstanding to purchase 399,040 shares of common stock as of September 30, 2024 and 2023.

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

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2024, we had an accumulated deficit of approximately $72.8 million. As of September 30, 2024 and 2023, we had a working capital deficit of approximately $42.5 million and $19 million, respectively. As of September 30, 2024, we had cash of approximately $687 thousand. As of September 30, 2024, we have current obligations to pay approximately $24.8 million of debt. Of the $24.8 million, $13.8 million can be satisfied through the issuance of registered common stock under the terms of the debt. Approximately $13 million ($9.1 million of unearned revenue $3.9 million in accounts payable (Note 5)) is related to the sale leaseback of our Remediation Processing Unit A & B, wash plant facilities, and our White Claw Colorado City site pipeline extension. Once construction is completed of these sites, of the $13 million, approximately $7.1 million will be financed over eight years and $3.9 million (Note 7) will be financed over four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2024, subject to available cash flows, the Company continued to develop its technologies, its strategy to monetize its intellectual properties and execute its business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement. During the nine months ended September 30, 2024, we raised an additional $4.7 million through debt financings and $1.4 million through the sale of common stock.

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

Note 3. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$14,998	$14,998	$0	$14,998	$7,823	$7,175
Vehicles	36,432	36,432	0	36,432	33,396	3,036
Equipment	942,880	539,814	403,066	942,880	435,260	507,620
Property	17,000	-	17,000	17,000	0	17,000
Finance lease- Right of use assets	3,579,544	2,270,142	1,309,402	3,579,544	1,484,324	2,095,220

Construction in process:
Wash Plant Facilities	5,722,632	-	5,722,632	3,344,968	-	3,344,968
Cavitation device	72,201	-	72,201	72,201	-	72,201
Remediation Processing Unit 1	4,594,325	-	4,594,325	4,464,513	-	4,464,513
Remediation Processing Unit 2	9,101,198	-	9,101,198	8,187,425	-	8,187,425
Remediation Processing Unit System A	2,936,167	-	2,936,167	2,795,391	-	2,795,391
Remediation Processing Unit System B	2,936,167	-	2,936,167	2,795,391	-	2,795,391
WCCC Tank Expansion	1,256,484	-	1,256,484	9,377	-	9,377
Total fixed assets	$31,210,028	$2,861,386	$28,348,642	$26,260,120	$1,960,803	$24,299,317

For the nine months ending September 30, 2024 and 2023, depreciation expense was $114,765 and $111,452. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 4. Intangible Assets, Net and Goodwill

The following table sets forth the components of the Company’s intangible assets at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$23,909	$89,521	$113,430	$18,905	$94,525
Extraction Technology	16,385,157	7,919,493	8,465,664	16,385,157	7,305,049	9,080,108
Acquired crude oil contracts	16,788,760	3,862,896	12,925,864	16,788,760	2,525,739	14,263,021
Total intangible assets	$33,287,347	$11,806,298	$21,481,049	$33,287,347	$9,849,693	$23,437,654

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2023	$12,678,108
Business combination acquisition(1)	2,306,660
December 31, 2023	$14,984,768
September 30, 2024	$14,984,768

(1)	The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill within twelve months. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2023.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$8,070,842	$5,226,071
Office access deposits	-	-
Unearned revenue	9,107,297	9,107,297
Accrued interest (various notes and loans payable)	122,331	178,999
Accrued interest (working interest royalty programs)	1,591,907	1,396,528
Accrued tax penalties and interest	742,801	669,747
Accounts payable and accrued expenses	$19,635,178	$16,578,642

	September 30,	December 31,
	2024	2023
Accounts payable- related parties	$738,633	$1,933,817
Accrued interest (notes payable)- related parties	39,926	0
Accounts payable and accrued expenses- related parties	$778,559	$1,933,817
Accrued compensation	$1,046,481	$1,968,063

For the nine months ended September 30, 2024, our accounts payable and accrued expenses include unverified billings from a service provider in the amount of $371,075, of which the Company is in the process of reviewing and may dispute in the near future.

As of September 30, 2024 and December 31, 2023, our accounts payable are primarily made up of trade payables for the purchase of crude oil and unearned revenue related to the construction of and intended sale leaseback of Remediation Processing Unit- System A & B.

As of September 30, 2024 and December 31, 2023, trade accounts payables in the amount of $109,129 and $1,933,817 is with a vendor who our CEO is a beneficiary of. As of September 30, 2024 and December 31, 2023, accounts payable related to consulting services rendered of $596,341 and $178,325, are with a vendor who our CEO is a beneficiary of.

As of September 30, 2024, accrued compensation to current employees includes $147,982 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $315,627 due to our Chief Financial Officer, which includes $90,002 in accrued sick and vacation pay is payable in cash if unused and $168,443 in accrued bonuses. Accrued compensation includes prorated year end accrued cash bonuses that are considered probable.

On August 22, 2024, we entered into a new executive employment agreement with our Vice President, Marketing. Pursuant to the new employment agreement, our Vice President, Marketing will receive $200,000 annually (the “Base Salary”), which after the first annual anniversary the Base Salary may increase to $350,000 contingent upon the Company achieving net profitability of $500,000 of all commodity trades by the Vice President, Marketing. In addition, the employment agreement provides for annual incentive cash and equity compensation of up to $440,000 based on certain performance goals as further set forth therein. As an inducement to enter into the executive employment agreement, the Vice President, Marketing is entitled to receive a one-time signing grant of Company common stock equivalent in value to $150,000, which is priced per share based on the closing price on the day of such grant (calculated to be 71,090 shares based on the effective date of the executive employment agreement). The signing bonus has not been issued and is due not later than thirty (30) calendar days after we file an amended Registration Statement on Form S-8 with the Securities and Exchange Commission registering shares under a Long-Term Incentive Plan (“LTIP”), and the shares will only vest as set forth in the LTIP.

Note 6. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	September 30, 2024	December 31, 2023
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note	-	171,554
National Buick GMC	13,556	13,556
Blue Ridge Bank	410,200	410,200
Small Business Administration	349,579	299,900
Al Dali International for Gen. Trading & Cont. Co. (a)	173,167	974,594
RSF, LLC	500,000	500,000
Keke Mingo	-	913,240
Justin Ellis (b)	322,000	-
Cedarview Opportunities Master Fund LP	1,772,879	-
Total notes payable	$3,592,341	$3,334,004

Loans and notes payable, current	$3,236,529	$2,477,970
Loans and notes payable, long term	$355,812	$856,034

Related party debt:

	September 30, 2024	December 31, 2023
Jorgan Development, LLC	$18,763,296	20,841,052
Ballengee Holdings, LLC (c)	1,264,150	-
Tyler Nelson	1,115,849	-
Triple T Trading Company LLC	395,036	375,124
Total notes payable- related parties	$21,538,331	$21,216,176

Loans and notes payable, current- related parties	$21,538,331	$15,626,168
Loans and notes payable, long term- related parties	$-	$5,590,008

2024	$17,313,784
2025	7,519,146
2026	35,552
2027	17,232
2028	17,232
Thereafter	227,726
Total	$25,130,672

(a)	On September 9, 2024, Al Dali International for Gen. Trading & Cont. Co. (DIC) submitted a Notice of Exercise directly to our transfer agent to exercise its non-qualified stock option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was originally issued as security to secure repayment of the note payable. We are currently analyzing the exercise of the stock option and related issuance of the shares to ensure they complied with the terms of our agreement with DIC. If we determine the issuance is in line with our agreement with DIC, then the remaining portion of note payable is anticipated to be paid out of operations of the RPC per the terms of the note agreement as previously disclosed.
(b)	On July 8, 2024, we received a loan from a non-affiliated individual lender in the principal amount $350,000, and in connection therewith, the Company agreed to issue 15,982 ($35,000) restricted shares of the Company’s common stock. As of September 30, 2024, these shares have not been issued and are accrued for in accounts payable until issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender.
(c)

As previously disclosed, on May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, in the principal amount of up to $1,500,000, for which loan advances of $804,150 have been made to the Company.

Additionally, on July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender.

Note 7. Commitments and Contingencies

Finance Leases

On August 9, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 4”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 4, Maxus agreed to finance approximately $2.1 million for the build-out of certain equipment and facilities related to a pipeline extension at our WCCC facility in Texas. Once the relevant equipment is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 4. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $32,161 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $374,702 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

On June 18, 2024, our subsidiary WCCC, entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus. Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

As previously disclosed, on May 23, 2023 we entered into a supplement (“Supplement No. 2”) to the Master Agreement Maxus, under which Maxus funded approximately $2.2 million to finance the build-out of other Houston wash plant equipment additions, which such lease was anticipated to commence in the second quarter of 2024. As of September 30, 2024, we anticipate that this lease will now commence in the first quarter of 2025. Under the terms of this lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value.

Because we were involved in the construction of the wash plant and the Texas pipeline extension, and were responsible for paying a portion of the construction costs, we evaluated the control criteria in ‘build to suit’ lease accounting guidance under GAAP ASC 842 (Leases) where the Company was deemed, for accounting purposes, to have control of the wash plant and pipeline extension during the construction period. Accordingly, the Company recorded project construction costs incurred during the construction period for the wash plant and pipeline extension incurred by the landlord as a construction-in-process asset and a related financing obligation on our consolidated balance sheets. The total of the projects’ construction costs have been capitalized and recorded to construction-in-process within ‘Property and equipment, net’. The total $3.9 million of construction costs funded by Maxus have been recorded as a component of ‘Accounts payable and accrued expenses.

Employment Agreements

On August 22, 2024, we entered into a new executive employment agreement with our Vice President, Marketing. Pursuant to the new employment agreement, our Vice President, Marketing will receive $200,000 annually (the “Base Salary”), which after the first annual anniversary the Base Salary may increase to $350,000 contingent upon the Company achieving net profitability of $500,000 of all commodity trades by the Vice President, Marketing. In addition, the employment agreement provides for annual incentive cash and equity compensation of up to $440,000 based on certain performance goals as further set forth therein. As an inducement to enter into the executive employment agreement, the Vice President, Marketing is entitled to receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the closing price on the day of such grant (calculated to be 71,090 shares based on the effective date of the executive employment agreement). The signing bonus has not been issued and is due not later than thirty (30) calendar days after we file an amended Registration Statement on Form S-8 with the Securities and Exchange Commission registering shares under a Long-Term Incentive Plan (“LTIP”), and the shares will only vest as set forth in the LTIP.

Note 8. Share-Based Compensation & Warrants

Stock Options & Awards

Generally accepted accounting principles require share-based payments to employees, including grants of employee stock options, warrants, and common stock to be recognized in the income statement based on their fair values at the date of grant, net of estimated forfeitures.

The Company has granted stock-based compensation to employees, including stock options and stock awards in conjunction with our Board of Director and executive employment agreements, including stock awards and bonuses that are prorated or vest. In 2024, we issued additional stock awards for 450,244 common shares that vested immediately or that will vest quarterly in conjunction with annual compensation for current and a new Board of Direct compensation, and three executed executive employment contracts. In 2023, our CEO’s executive employment agreement renewed including stock awards of 1,657,016 common shares that vest quarterly, and the continued vesting of two stock incentive awards issued to our Executive Vice President, Operations quarterly of 245,536 common shares, one of which vests quarterly and second cliff vests at 12 and 18 months. For the nine months ended September 30, 2024, stock-based compensation was $1,626,409. Non-statutory stock-based compensation was $92,522 for the nine months ended September 30, 2024.

There were no other options or awards granted during the nine months ended September 30, 2024. The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2023	2,816,900	$2.03	4.08
Granted	-	-	-
Exercised	(1,000,000)	$1.179	-
Forfeited	-	-	-
Outstanding, September 30, 2024	1,816,900	$2.50	4.76

Outstanding, December 31, 2022	1,833,566	$2.59	6.47
Granted	1,000,000	1.18	2.00
Exercised	-	-	-
Forfeited	(16,667)	12.00	-
Outstanding, September 30, 2023	2,816,899	$2.03	4.58

Exercisable, December 31, 2023	2,720,221	$2.05	3.93
Exercisable, September 30, 2024	1,816,900	$2.50	4.76

Exercisable, December 31, 2022	1,526,869	$2.65	5.94
Exercisable, September 30, 2023	2,671,883	$2.05	4.10

As of September 30, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Note 9. Income Tax

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

The Company recorded a provision for income taxes of $33,983 and $800 for the nine months ended September 30, 2024 and 2023, respectively. The Company is projecting a (-0.73%) effective tax rate for the year ending December 31, 2024, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2023 was (-0.87%), which was primarily the result of prior year true-ups and permanent adjustments.

Note 10. Related Party Transactions

In 2023 we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the nine months ended September 30, 2024, we realized $115,000 in office sublease lease revenue from Spectra. As of September 30, 2024, the Company is carrying accounts receivable of $137,000 related to this sublease.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. As of September 30, 2024 and 2023, we have accrued interest of approximately none and $232,745 owed on the note. For the nine months ended September 30, 2024 and 2023, we made cash payments of $2,077,755 and $2,807,032 on the note.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the nine months ended September 30, 2024 and 2023, we realized tank storage revenue of approximately $1,350,000 and $1,351,237.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the nine months ended September 30, 2024 and 2023, we made crude oil purchases from WC Crude of $33,236,475 and $26,373,647, respectively, and received deficiency payments of $661,186 and $364,309, respectively. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid product. During the third quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with WC Crude. Both the WC Crude Crude Petroleum Sales Agreement and the existing WC Crude Crude Petroleum Supply Agreement(s) are cash net settled at market prices. We produced and sold crude and natural gas liquids to WC Crude in the amount of $17,119,485 and $9,599,740, respectively, for the nine months ended September 30, 2024 and 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for certain consulting services. For the nine months ended September 30, 2024 and 2023, Endeavor rendered services in the amount of $596,341 and $254,946, respectively.

On May 14, 2024, we issued a promissory note, to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of September 30, 2024, the principal balance and accrued interest of this note was $804,150 and $21,274.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note has not been paid in full by December 31, 2024, the note will mature and any amounts due thereunder will be due and payable in full on such date. As of September 30, 2024 the balance of principal and accrued interest was $1,115,849 and $6,695.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of September 30, 2024 the balance of principal and accrued interest was $500,000 and $11,957.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabir Al Thane, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of September 30, 2024 and 2023, the balance owed was $395,036 and $365,857, respectively.

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

Acquisition of Endeavor Entities

On October 1, 2024, Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly-owned subsidiaries of the Company.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, the trucking fleet hauls approximately 60,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 30,000 barrels of produced water. In addition, the Endeavor Entities own and operate a crude oil shuttle pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, including a reduction for assumed debt and a possible increase for an earn-out adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Series A Preferred Stock Certificate of Designations, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning greater than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chief executive officer and principal shareholder. The Company is currently still calculating the reduction in the Purchase Price, as a result of Endeavor Entities debt that the Company assumed at Closing.

As a result of the Closing, the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or a lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, with such shares of Common Stock valued at $1.00 per share (the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will entered into 18-month lock-up agreements at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

According to our Chief Financial Officer’s previously disclosed employment contract, upon the closing (October 1, 2024) of the Endeavor Entities, he will be paid $200,000, with $100,000 to be paid in cash and the remaining $100,000 to be paid in shares of the Company’s common stock, valued at approximately $1.89 per share.

Upon the Closing of our acquisition of the Endeavor Entities, the parties of that certain Membership Interest Purchase Agreement dated June 15, 2022, and the Amendment of Transaction Documents Related to Threshold Payment dated March 31, 2024 (together, the “2022 MIPA”), agreed that Section 8.7 Unwinding of the 2022 MIPA expired and is no longer enforceable. As a result, the selling entities in the 2022 MIPA no longer have the right to unwind our acquisitions of White Claw Colorado City and Silver Fuels Dehli.

Executive Employment Agreements

In connection with the Closing of the Endeavor Entities on October 1, 2024, the Company entered into an executive employment agreement with Russ Shelton (the “Shelton Agreement”) with respect to the Company’s appointment of Mr. Shelton as Executive Vice President and Chief Operating Officer of the Company. Pursuant to the Shelton Agreement, Mr. Shelton will receive (i) base salary compensation of $337,000 USD annually (the “Base Compensation”); (ii) an annual cash and equity incentive compensation of up to $808,000 based upon certain performance criteria as more particularly described therein. As an inducement to enter into the Shelton Agreement, Mr. Shelton shall receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant, subject to an eighteen (18)-month lockup period, which shall be granted promptly after the Effective Date, as defined therein. Pursuant to the Shelton Agreement, Mr. Shelton’s employment is at-will under Texas law, except as modified therein. Mr. Shelton’s employment with Vivakor Administration, LLC, a subsidiary of the Company, began on October 1, 2024.

On October 1, 2024 (the “Effective Date”), Vivakor Administration, LLC, a subsidiary of Vivakor, Inc, entered into an executive employment agreement with Jeremy Gamboa as the Company’s Division President, Logistics (the “Gamboa Agreement”).

The Gamboa Agreement provides for an annual base salary of $325,000 and provides for annual incentive cash and equity compensation of up to $780,000, based on certain performance goals as further set forth therein. As an inducement to enter into the Gamboa Agreement, Mr. Gamboa shall receive a one-time signing grant of Vivakor common stock equivalent in value to $150,000, which is priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the execution date of the Gamboa Agreement, subject to an eighteen (18) month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Gamboa Agreement, Mr. Gamboa’s employment is at-will under Texas law, except as modified therein.

Upon the Closing of our acquisition of the Endeavor Entities, a certain Subordinated Business Loan and Security Agreement by and between Agile Capital Funding, LLC and Agile Lending, LLC (the lenders and Endeavor Crude, LLC, Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC (the borrowers) dated September 27, 2024 (the “Agile Agreement”) will be contained in our consolidated financial statements going forward. Under the Agile Agreement, the listed borrowers received $1,420,000 in October 2024.

Loan and Security Agreement and Issuance of Secured Promissory Note

On October 31, 2024, Vivakor, Inc., as the borrower, and certain of its subsidiaries, being Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation, Vivaventures Energy Group, Inc., Endeavor Crude, LLC, and Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC, as guarantors (collectively, the “Guarantors” or “Subsidiaries”, as context requires), Cedarview Opportunities Master Fund LP, as the lender (the “Lender”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan Agreement”).

Pursuant to the Loan Agreement, the Company issued a secured promissory note (the “Note”) in the principal amount of $3,670,160.77, and the Lenders agreed to provide such term loan to the Company (the “Term Loan”) with maturity on October 31, 2025. On November 5 and 6, 2024, the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company, as borrower thereunder, certain of its Subsidiaries, as guarantors thereunder, and Lender and Agent (the “Previous Cedarview Loan”).

The amounts borrowed under the Loan Agreement will bear interest at a rate per annum of 22%. As a result, the Company will be obligated to make 12 equal monthly payments of $343,506.42 beginning November 30, 2024.

In the event of any prepayment, the Company shall pay a prepayment premium in the amount of ten percent (10%) of the balance of the Term Loan outstanding prior to such prepayment. Notwithstanding the foregoing, if and when the Company raises in the aggregate $10,000,000 or more from the sale of its equity in sales (other than in connection with any acquisition, merger, or like transaction), the Company shall immediately offer to prepay the entire outstanding balance of the Term Loan, which offer may be accepted or rejected by the Agent.

In connection with the Loan Agreement, and as additional consideration for the Lender agreeing to loan funds to the Company thereunder, the Company issued an irrevocable letter to its transfer agent (the “Transfer Agent”) to reserve 3,000,000 shares of the Company’s common stock (the “Collateral Securities”) until the Term Loan is repaid in full. In the event the Term Loan is not paid in full by the Maturity Date, the Agent may instruct the Transfer Agent to issue the Collateral Securities to the Agent, which the Agent may then sell until such time the amounts due under the Term Loan are repaid in full, after which any shares of Collateral Securities remaining shall be returned to the Company.

As a result of the Term Loan, and the use of proceeds of the Term Loan, the Previous Cedarview Loan has been paid in full and the irrevocable letter to the transfer agent regarding the Previous Cedarview Loan has been withdrawn.

In connection with the Closing of the Endeavor Entities on October 1, 2024, a certain Secured Promissory Note dated December 31, 2023, made by Meridian Equipment Leasing, LLC, as Borrower (“Borrower”), to the order of Pilot OFS Holdings LLC, as Lender (“Lender”), in the original principal amount of $12,500,000 plus the sum of $500,000 (the “Note”) will be contained in our consolidated financial statements going forward. On October 1, 2024, the parties entered into a Letter Agreement regarding the Secured Promissory Note and related Loan Documents, which stipulates and agrees the amount outstanding pursuant to a certain AR Assignment (also acquired through the close of the Endeavor Entities) is equal to $2,910,574. Upon the full and final closing and initial funding of a revolving line of credit from a specific lender, Borrower shall cause to be paid to Lender the outstanding AR balance of $2,910,574, plus interest at a rate of one and one-half percent (1.5%) per month on all amounts outstanding from July 1, 2024 through the date of repayment, no later than the close of business two (2) business days thereafter. Borrower shall also cause to be paid $57,750, representing all amounts currently due and owing under the Truck Yard Leases (as defined below), all of which is stipulated and agreed to in exchange for the Lender entering into two amended secured promissory notes that extends the maturity dates of the loans to December 31, 2024, and the agree that the Truck Yard Leases are considered terminated effective as of September 30, 2024, which includes (a) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 306 E. Greene St., Carlsbad, New Mexico 88220, as amended, (b) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 2260 US 181, Hobson, Texas 78117, as amended, and (c) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 620 S CR 153, Kenedy, Texas 78119, as amended (collectively, the “Truck Yard Leases”).

In connection with the Closing of the Endeavor Entities on October 1, 2024, a certain Repair and Maintenance Subscription Plan dated October 1, 2024 was entered into between Horizon Truck and Trailer, LLC, which is a related party as our Chief Executive Officer is the beneficiary, and Meridian Equipment Leasing, LLC (“MEL”) for the maintenance and repairs of all commercial trailers and tractors owned, leased, or controlled by MEL, which includes a $100,000 monthly retainer that is credited against open monthly charges and invoices.

On October 17 2024, our newly acquired subsidiaries under the Endeavor Entities, received funding of $530,000 under our May 14, 2024 promissory note between Vivakor, Inc. and Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner. The Company also made payments of $530,000 on this promissory note in October 2024. See Note 6 for further information regarding the promissory note between Ballengee Holdings, LLC and Vivakor, Inc.

On October 29, 2024, our subsidiary Meridian Equipment Leasing LLC (“MEL”), which subsidiary was acquired on October 1, 2024 in the acquisition of the Endeavor Entities, entered into a supplement (“Supplement No. 21”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 21, Maxus agreed to finance approximately $1.5 million for the build-out of a pipeline at our acquired pipeline facility in Oklahoma. Once the pipeline is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 21. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $41,522 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $484,111 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. Vivakor has the following wholly and majority-owned subsidiaries: Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, RPC Design and Manufacturing LLC (“RDM”), a Utah limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Empire Energy Acquistion Corp, a Delaware corporation. We have a 99.95% ownership interest in Vivaventures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in Vivaventures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a noncontrolling interest investment from Vivaopportunity Fund, LLC, which is also managed by Vivaventures Management Company, Inc. In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 for the year ended December 31, 2023, and as of February 15, 2024 we deconsolidated Vivasphere, Inc. (Vivasphere), recognizing a gain of $177,550 for the six months ended September 30, 2024. The assets, liabilities and equity related to VWFI and Vivasphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Business Overview

Vivakor, Inc. is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating crude oil gathering, storage and transportation facilities, as well as contaminated soil remediation services.

One of our facilities in Delhi, Louisiana sells crude under agreements with a large energy company. A different facility owns crude oil storage tanks near Colorado City, Texas. The storage tank is presently connected to the Lotus pipeline system and an extension to a major pipeline system is being constructed.

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

Recent Developments

Finance Leases

On August 9, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 4”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 4, Maxus agreed to finance approximately $2.1 million for the build-out of certain equipment and facilities related to a pipeline extension at our WCCC facility in Texas. Once the relevant equipment is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 4. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $32,161 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $374,702 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

On June 18, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000, or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

As previously disclosed, on May 23, 2023, we entered into a supplement (“Supplement No. 2”) to the Master Agreement Maxus, under which Maxus funded approximately $2.2 million to finance the build-out of other Houston wash plant equipment additions, which such lease was anticipated to commence in the second quarter of 2024. As of September 30, 2024, we anticipate that this lease will now commence in the first quarter of 2025. Under the terms of this lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value.

Promissory Note with Related Party

As previously disclosed, on May 14, 2024, we issued a promissory note, to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficiary, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of September 30, 2024, the principal and accrued interest balance of this note was $804,150 and $21,274.

Sales Contract with Related Party

During the third quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with White Claw Crude, LLC (“WC Crude”). Both the WC Crude Crude Petroleum Sales Agreement and the existing WC Crude Crude Petroleum Supply Agreement(s) are cash net settled at market prices.

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

New Employment Agreement

On June 13, 2024, the Company entered into the New Employment Agreement with respect to the Company’s appointment of Mr. Nelson as Chief Financial Officer. Pursuant to the New Employment Agreement, Mr. Nelson will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. Mr. Nelson will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the New Employment Agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA, Mr. Nelson will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of the Company’s common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The New Employment Agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The New Employment Agreement may also be terminated under standard cause and without cause termination and resignation provisions.

Settlement Agreement and Promissory Note

At the time of the termination of the Original Agreement, the Company owed Mr. Nelson $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer under the Original Agreement. Pursuant to the Settlement Agreement, the Company and Mr. Nelson agreed the Accrued Compensation would be paid to Mr. Nelson under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due under the Note will accrue interest at 8% per annum and will be paid to Mr. Nelson by paying him 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by December 31, 2024, the Note will mature and any amounts due thereunder will be due and payable in full in such date.

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

Executive Employment Agreement with Executive Vice President, General Counsel and Secretary

On June 26, 2024 (the “Effective Date”), Vivakor, Inc., pursuant to the approval of its Board of Directors (the “Board”), on the recommendation of the Compensation Committee of the Board entered into that certain Executive Employment Agreement with Patrick M. Knapp to join the Company as its Executive Vice President, General Counsel, & Secretary (the “Knapp Agreement”).

The Knapp Agreement provides for an annual base salary of $350,000, payable in equal installments every two weeks. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp shall receive a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18) month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Knapp Agreement, Mr. Knapp’s employment is at-will under Texas law, except as modified therein. Mr. Knapp’s employment with the Company began on June 26, 2024.

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

New Executive Employment Agreement Vice President, Marketing

On August 22, 2024, we entered into a new executive employment agreement with our Vice President, Marketing. Pursuant to the new employment agreement, our Vice President, Marketing will receive $200,000 annually (the “Base Salary”), which after the first annual anniversary the Base Salary may increase to $350,000 contingent upon the Company achieving net profitability of $500,000 of all commodity trades by the Vice President, Marketing. In addition, the employment agreement provides for annual incentive cash and equity compensation of up to $440,000 based on certain performance goals as further set forth therein. As an inducement to enter into the executive employment agreement, the Vice President, Marketing is entitled to receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the closing price on the day of such grant (calculated to be 71,090 shares based on the effective date of the executive employment agreement). The signing bonus has not been issued and is due not later than thirty (30) calendar days after we file an amended Registration Statement on Form S-8 with the Securities and Exchange Commission registering shares under a Long-Term Incentive Plan (“LTIP”), and the shares will only vest as set forth in the LTIP.

Sale of Common Stock

On July 26, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 67,568 shares of restricted common stock in exchange for $125,000.

On July 26, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,600,000 shares of restricted common stock in exchange for $800,000.

On September 5, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,000,000 shares of restricted common stock in exchange for $500,000.

Loan and Security Agreement and Issuance of a Secured Promissory Note

As previously disclosed, on February 5, 2024, we issued a secured promissory note (the “Note”) due as described below, to Cedarview Opportunities Master Fund LP (the “Lender”), in the principal amount of $3,000,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The Company received the funds on February 6, 2024, minus a 3% origination fee. Through September 30, 2024, we have repaid $250,000 of principal due under the Note, as well as $220,000 in interest, and still owe $2,750,000 as of September 30, 2024.

This summary is not a complete description of all of the terms of the Agreement and the Note and is qualified in its entirety by reference to the full text of the Agreement and the Note, which are filed as Exhibit 10.2 hereto, which are incorporated by reference into the Company’s Form 10-K for the year ended December 31, 2023, filed with the SEC on April 17, 2024. On October 31, 2024, entered into a Loan and Security Agreement (the “Loan Agreement”) with the Lender.

Pursuant to the Loan Agreement, the Company issued a secured promissory note (the “Note”) in the principal amount of $3,670,160.77, and the Lenders agreed to provide such term loan to the Company (the “Term Loan”) with maturity on October 31, 2025. On November 5 and 6, 2024, the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company, as borrower thereunder, certain of its Subsidiaries, as guarantors thereunder, and Lender and Agent (the “Previous Cedarview Loan”).

The amounts borrowed under the Loan Agreement will bear interest at a rate per annum of 22%. As a result, the Company will be obligated to make 12 equal monthly payments of $343,506.42 beginning November 30, 2024.

In the event of any prepayment, the Company shall pay a prepayment premium in the amount of ten percent (10%) of the balance of the Term Loan outstanding prior to such prepayment. Notwithstanding the foregoing, if and when the Company raises in the aggregate $10,000,000 or more from the sale of its equity in sales (other than in connection with any acquisition, merger, or like transaction), the Company shall immediately offer to prepay the entire outstanding balance of the Term Loan, which offer may be accepted or rejected by the Agent.

In connection with the Loan Agreement, and as additional consideration for the Lender agreeing to loan funds to the Company thereunder, the Company issued an irrevocable letter to its transfer agent (the “Transfer Agent”) to reserve 3,000,000 shares of the Company’s common stock (the “Collateral Securities”) until the Term Loan is repaid in full. In the event the Term Loan is not paid in full by the Maturity Date, the Agent may instruct the Transfer Agent to issue the Collateral Securities to the Agent, which the Agent may then sell until such time the amounts due under the Term Loan are repaid in full, after which any shares of Collateral Securities remaining shall be returned to the Company.

As a result of the Term Loan, and the use of proceeds of the Term Loan, the Previous Cedarview Loan has been paid in full and the irrevocable letter to the transfer agent regarding the Previous Cedarview Loan has been withdrawn.

Exercise of Stock Option

On September 9, 2024, Al Dali International for Gen. Trading & Cont. Co. (“DIC”), exercised its stock option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was originally issued as security to secure repayment of our June 20, 2023 secured promissory note with DIC. Under the terms of the stock option, DIC used as consideration for the stock option, a reduction of principal and interest under its Note in the amount of $1,179,000. We are currently analyzing the exercise of the stock option and related issuance of the shares to ensure they complied with the terms of our agreement with DIC. If we determine the issuance is in line with our agreement with DIC, then any remaining portion of note is anticipated to be paid out of operations of the RPC per the terms of the note agreement as previously disclosed.

Issuance of a Convertible Promissory Notes

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, whose beneficial owner is our Chief Executive Officer, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of September 30, 2024 the balance of principal and accrued interest was $500,000 and $11,957.

On July 8, 2024, we received a loan from a non-affiliated individual lender in the principal amount $350,000, and in connection therewith, the Company agreed to issue 15,982 ($35,000) restricted shares of the Company’s common stock. As of September 30, 2024, these shares have not been issued and are accrued for accounts payable. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender.

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

Representations and Warranties; Covenants

Pursuant to the Merger Agreement, the Parties made customary representations and warranties for transactions of this type; provided, that the Parties agreed that each of the Parent and Empire shall deliver fully completed copies of their respective disclosure schedules as soon as reasonably practicable, but in no event later than fourteen (14) days following the Execution Date. Both Parties shall have sixty (60) days from the Execution Date (the “Diligence Expiration Date”) to conduct due diligence review of the other Party, giving rise to the termination right by either Party until the Diligence Expiration Date.

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

Promissory Note

On December 5, 2023, the Company received a loan from an individual lender in the principal amount of one million dollars ($1,000,000) (the “Loan”) and, in connection therewith, the Company and agreed to issue 100,000 restricted shares of the Company’s common stock. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, has been personally guaranteed by James Ballengee, the Company’s Chief Executive Officer. The lender is not a related party or affiliate of the Company. On April 8, 2024, we executed an amended and restated convertible promissory note for the original promissory note (the “Amended Note”). The convertible promissory note replaces the original note, but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of the Company’s restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder can convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of the Company’s common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. The holder may not convert amounts owed under the Amended Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days’ notice to us regarding his desire to increase the conversion limitation percentage. In May 2024, the lender converted all outstanding amounts ($1,048,493) into 903,095 shares of common stock at approximately $1.161 per share.

The foregoing is only a brief description of the material terms of and does not purport to be a complete description of the rights and obligations of the parties to the agreement in connection with the Loan (the “Loan Agreement”), and such description is qualified in its entirety by reference to the full text of the Agreement, which is attached hereto as Exhibit 10.13.

Acquisition Agreement with Endeavor

Membership Interest Purchase Agreement

Effective March 21, 2024 (the “Execution Date”), Vivakor, Inc., (the “Company” or “Purchaser”) entered into a Membership Interest Purchase Agreement, a copy of which is filed herewith as Exhibit 2.2 (the “Endeavor MIPA”) and incorporated by reference herein, with Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC (f/k/a Meridian Transport, LLC), a Texas limited liability company (“Endeavor”), Equipment Transport, LLC, a Pennsylvania limited liability company (“ET”), Meridian Equipment Leasing, LLC, a Texas limited liability company (“MEL”), and Silver Fuels Processing, LLC, a Texas limited liability company (“SFP” and, together with Endeavor, ET, and MEL, the “Acquirees”) whereby, at closing, subject to the conditions set forth in the Endeavor MIPA, the Company will acquire all of the issued and outstanding membership interests in each of the Acquirees (the “Membership Interests”) making Endeavor, ET, MEL and SFP wholly owned subsidiaries of the Company. The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Form of Series A Preferred Stock Certificate of Designations filed herewith as Exhibit 3.2 and incorporated by reference herein, including, but not limited to, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears and conversion rights following the first anniversary of their issuance at a price of one dollar ($1) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chairman, chief executive officer and principal shareholder. At a meeting held on March 20, 2024, the Company’s board of directors authorized and approved the Endeavor MIPA and the transactions contemplated thereby. Mr. Ballengee recused himself from the vote. On October 1, 2024, Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly-owned subsidiaries of the Company.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, the trucking fleet hauls approximately 60,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 30,000 barrels of produced water. In addition, the Endeavor Entities own and operate a crude oil shuttle pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, including assumed debt and an earn-out adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Series A Preferred Stock Certificate of Designations, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning greater than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chief executive officer and principal shareholder. The Company is currently still calculating the reduction in the Purchase Price as a result of Endeavor Entities debt that the Company assumed at Closing.

As a result of the Closing, the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or a lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, with such shares of Common Stock valued at $1.00 per share (the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will entered into 18-month lock-up agreements at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

The foregoing descriptions of the Endeavor MIPA and the related Exhibits do not purport to be complete and are subject to, and qualified by, the full text of the Endeavor MIPA and the Exhibits, copies of which are filed as Exhibits 2.2, 3.2, 10.10, 10.11 and 10.12 hereto and incorporated herein by reference.

Results of Operations for the Three and nine months ended September 30, 2024 and 2023

Revenue

For the three months ended September 30, 2024 and 2023 we realized revenues of $15,916,423 and $16,313,406, respectively, representing a decrease of $396,983 or 2.43%. For the nine months ended September 30, 2024 and 2023 we realized revenues of $48,118,936 and $45,448,916, respectively, representing an increase of $2,670,020 or 5.87%. The increase in revenue is primarily attributed to an average increase in crude oil product volumes purchased and sold for our oil and natural gas liquid products since September 30, 2023.

Cost of Revenue

For the three and nine months ended September 30, 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid through the operations from our business in SFD and WCCC.

For the three months ended September 30, 2024 and 2023, costs of revenue were $14,190,073 and $14,766,494, respectively, representing a decrease of $576,421 or 3.90%. For the nine months ended September 30, 2024 and 2023, costs of revenue were $44,213,635 and $41,174,082, respectively, representing an increase of $3,039,553 or 7.38%. The increase in cost of revenues is primarily attributed to an average increase in market prices and the Company increased its crude oil product volumes purchases for our oil and natural gas liquid inventory purchases since September 30, 2023.

Gross Profit and Gross Margin

For the three months ended September 30, 2024 and 2023 we realized gross profit of $1,726,350 and $1,546,912, respectively, representing a decrease of $179,438 or 11,60%. For the nine months ended September 30, 2024 and 2023 we realized gross profit of $3,905,301 and $4,274,834, respectively, representing a decrease of $369,533 or 8.64%. The decrease in gross profit is related net effect of an average increase in market and transportation costs for oil purchases and an increase in crude oil product volumes purchased and sold of our oil and natural gas liquid products.

Operating Expenses

For the three months ended September 30, 2024 and 2023, we realized operating expenses of $3,684,987 and $2,292,026, which represents an increase of $1,392,961, or 60.77%. For the nine months ended September 30, 2024 and 2023, we realized operating expenses of $10,333,274 and $6,982,754, which represents an increase of $3,350,520, or 47.98%. The increase in operating expenses is attributed to the net effect of new executive employment and board of director agreements, which increased employee compensation expense by approximately $1 million, including stock compensation expense related to new or renewed executive employment and board of director agreements, which issued immediate and vesting stock awards of approximately $650,000, amortization expense of approximately $800,000 related to lease accounting interest, and increased professional services of approximately $1 million related to merger, acquisition, and corporate governance services.

Interest Expense

For the three months ended September 30, 2024 and 2023, we realized total interest expense of $641,244 and $1,345,096, which represents a decrease of $703,852, or 52.33%. For the nine months ended September 30, 2024 and 2023, we realized interest expense of $1,565,231 and $3,814,253, which represents a decrease of $2,249,022, or 58.96%. The decrease in interest expense is mainly attributable to our amendment of our note issued as consideration in the MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written to the amount of the undiscounted future cash flows on the note to maturity, and therefore no interest expense is realized for the remainder of the note to maturity.

Unrealized Loss on Marketable Securities

For the three months ended September 30, 2024 and 2023, we reported an unrealized gain of $826,377 and an unrealized loss of $661,101, which represents an increase of $1,487,478, or 225%. For the nine months ended September 30, 2024 and 2023, we reported an unrealized gain of $743,739 and an unrealized loss of $991,652, which represents an increase of $1,735,391, or 175%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Gain on Deconsolidation of Subsidiary

In accordance with ASC 810, as of February 15, 2024, we deconsolidated VivaSphere, Inc. (VivaSphere), recognizing a gain on deconsolidation of $177,550. The assets, liabilities, and equity related to VivaSphere was removed from our financial statements (Note 1), resulting in a gain on deconsolidation.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023 as presented below:

	September 30,
	2024	2023
Net cash provided (used) in operating activities	$165,359	$(838,693)
Net cash used in investing activities	(2,362,898)	(3,841,589)
Net cash provided by financing activities	2,140,404	2,696,586

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2024, we had an accumulated deficit of approximately $72.8 million. As of September 30, 2024 and 2023, we had a working capital deficit of approximately $42.5 million and $19 million, respectively. As of September 30, 2024, we had cash of approximately $687 thousand. As of September 30, 2024, we have current obligations to pay approximately $24.8 million of debt. Of the $24.8 million, $13.8 million can be satisfied through the issuance of registered common stock under the terms of the debt. Approximately $13 million ($9.1 million of unearned revenue $3.9 million in accounts payable (Note 5)) is related to the sale leaseback of our Remediation Processing Unit A & B, wash plant facilities, and our White Claw Colorado City site pipeline extension. Once construction is completed of these sites, of the $13 million approximately $7.1 million will be financed over eight years and $3.9 million (Note 7) will be financed over four years. These conditions raise substantial doubt about the Company’s ability to continue as a going concern

As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $687,172 and $744,307, respectively.

During the nine months ended September 30, 2024, subject to available cash flows, we continued to develop our technologies, strategy to monetize our intellectual properties and execute our business plan. To date we have financed our operations primarily through debt financing, private and public equity offerings and our working interest agreements. For the fiscal year 2023 we raised approximately $3 million through debt financings with individual investors, $2.2 million through a sale lease back agreement. During the nine months ended September 30, 2024, we raised an additional $4.7 million through debt financings and $1.4 million through the sale of common stock.

For the nine months ended September 30, 2024 and 2023, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $6,983,978 and $7,391,089, and our depreciation and amortization of $3,062,416 and $2,269,445. For the nine months ended September 30, 2024 and 2023, stock-based compensation of $1,626,409 and $1,260,476 in lieu of using cash. We also realized interest expense on loans and notes payable of $1,115,347 and $3,058,522, an (increase) decrease in accounts receivable of $1,753,918 and ($442,307), and as increase (decrease) in accounts payable and accrued expenses of $1,184,103 and ($929,360).

For the nine months ended September 30, 2024 and 2023, our net cash used in investing activities was mainly attributed to our purchase of equipment of $2,362,898 and $3,841,589 related to the manufacturing of our RPC, wash plant facilities, and a White Claw Colorado City site extension on our pipeline.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the nine months ended September 30, 2024 and 2023, we received proceeds of $4,669,459 and $4,499,958 related to the issuance of notes and other loans of which$1,304,150 and $776,500 were from related parties. For the nine months ended September 30, 2024 and 2023, we received proceeds from the sale of common stock of $1,425,000 and none. For the nine months ended September 30, 2024 and 2023, we paid down notes payable and lease liabilities by $3,954,055 and $782,808, of which $2,150,537 and 482,815 were to related parties. For the nine months ended September 30, 2023, we made distributions to Viva Wealth Fund I, LLC (which was deconsolidated later on October 1, 2023) unit holders of $1,020,564.

Capitalized interest on construction in process was $1,015,402 and $735,919 for the nine months ended September 30, 2024 and 2023. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.5 million in connection with our construction of our Texas remediation and wash plant facilities; and construction for each Nanosponge costs approximately $200,000, and we intend to manufacture and add a Nanosponge to our current and future RPCs.

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

Contractual Obligations

Our contractual obligations as of September 30, 2024 for finance lease liabilities are for the sale and leaseback of certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired SFD and WCCC on August 1, 2022, which leases end in 2025 and 2026. Finance lease obligations as of September 30, 2024 are as follows:

2024	$240,975
2025	594,792
2026	471,756
Total	$1,307,523

On August 9, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 4”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 4, Maxus agreed to finance approximately $2.1 million for the build-out of certain equipment and facilities related to a pipeline extension at our WCCC facility in Texas. Once the relevant equipment is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 4. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $32,161 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $374,702 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

On June 18, 2024, our subsidiary WCCC, entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus. Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

On May 23, 2023 we entered into a supplement (“Supplement No. 2”) to the Master Agreement Maxus, under which Maxus funded approximately $2.2 million to finance the build-out of other Houston wash plant equipment additions, which such lease was anticipated to commence in the second quarter of 2024. As of September 30, 2024, we anticipate that this lease will now commence in the first quarter of 2025. Under the terms of this lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value.

Because we were involved in the construction of the wash plant and the Texas pipeline extension, and were responsible for paying a portion of the construction costs, we evaluated the control criteria in ‘build to suit’ lease accounting guidance under GAAP ASC 842 (Leases) where the Company was deemed, for accounting purposes, to have control of the wash plant and pipeline extension during the construction period. Accordingly, the Company recorded project construction costs incurred during the construction period for the wash plant and pipeline extension incurred by the landlord as a construction-in-process asset and a related financing obligation on our consolidated balance sheets. The total of the projects’ construction costs have been capitalized and recorded to construction-in-process within ‘Property and equipment, net’. The total $3.9 million of construction costs funded by Maxus have been recorded as a component of ‘Accounts payable and accrued expenses.

Our contractual obligations as of September 30, 2024 for operating lease liabilities are for office and warehouse space, which leases end in 2024 and 2025, and a land lease which ends in 2042. Operating lease obligations as of September 30, 2024 are as follows:

2024	$51,307
2025	162,545
2026	136,975
2027	153,089
2028	143,237
Thereafter	2,921,733
Total	$3,568,885

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. (2) Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (3) We did not always follow certain review and authorization procedures related to corporate governance and the release of information to the public. After failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the executive or independent Board of Director level over certain accounting and risk assessments or the timely reporting of material transactions. We also did not achieve adequate review of certain public reports and disclosures prior to the public disclosure of the information. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in both proper drafting, review, authorization, recording and reporting of these transactions. Since our assessment as of September 30, 2024, we have continued to hire additional experienced executives, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also implemented further review controls and processes surrounding treasury and fixed assets, and the Audit Committee is reviewing the material weaknesses, and will be making recommendations to the Company on implementing further internal controls to assist the Company to adhere to its corporate review, authorization, and reporting policies.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. We have also instituted further internal controls surrounding treasury, so that proper dual authorization is required by our banking institutions to process capital expenditures in 2024. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2024, we closed the acquisition of the Endeavor Entities. We are in the process of integrating their operations and personnel with our own. If we are unable to complete this transition timely and effectively it could adversely affect our operations.

We are in the process of integrating the Endeavor Entities personnel and operations into our operations since we close the acquisition on October 1, 2024. Due to the size of the acquisition, we anticipate this transition will take some time. If we are not able to effectively and timely complete this transition it could adversely affect our operations.

The required Final Closing Statement for our acquisition of the Endeavor Entities has not been completed. We have also not completed the final purchase price accounting for the acquisition. Once these are completed, they may differ from our pre-closing expectations, which if they differ significantly could materially affect our business and financial results.

Under the Endeavor MIPA (as defined herein), the Endeavor Entities do not need to deliver certain final documents to us until after closing, such as the Final Closing Statement, which is due 60 days after closing. Additionally, our final purchase price accounting for the acquisition is not due until September 30, 2025, and is subject to a full valuation report. Once completed, if the results differ significantly from our pre-closing expectations, it may materially impact our business and financial results.

Prior to our acquisition of the Endeavor Entities, they were private companies and, as a result, they did not have the same audit and review of financial statements requirements that we have, and their disclosure controls and procedures processes for financial reporting were not the same as a reporting, public company. We anticipate we will have additional material weaknesses in our disclosure controls and procedures over financial reporting during the time that we integrate their financial reporting processes with our financial reporting processes.

As private companies the Endeavor Entities did not have the same requirements for audited and reviewed financial statements that we do as a public company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, the methods the Endeavor Entities used to prepare their financial statements, as well as the disclosure controls and procedures they had in place around the preparation of such financial statements, may not have been as stringent as the requirements we have as a public company reporting under the Exchange Act. If this is the case, then we may have additional material weaknesses in our disclosure controls and procedures over financial reporting during the time we integrate their financial reporting processes with our financial reporting processes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

As part of the compensation the Company owes Patrick Knapp’s under his Employment Agreement, Mr. Knapp received a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein.

On July 8, 2024, Vivakor, Inc. received a loan from a non-affiliated individual lender in the principal amount of Three Hundred Fifty Thousand Dollars ($350,000) (the “First Loan”) and, in connection therewith, the Company agreed to issue 15,982 restricted shares of the Company’s common stock. The First Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, with all unconverted principal due on the maturity date and interest payable monthly on the last day of the month after the month in which the interest accrued. The Company issued a promissory note dated July 5, 2024 in connection with the First Loan (the “First Note”). The First Note allows the holder to convert the outstanding principal and interest due under the First Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the First Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days’ notice to us regarding his desire to increase the conversion limitation percentage. The Company will issue the 15,982 shares in the near future.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, an entity controlled by James Ballengee, the Company’s Chairman, President, and Chief Executive Officer, in the principal amount of Five Hundred Thousand Dollars ($500,000) (the “BH Loan”) and, in connection therewith, the Company agreed to issue 21,552 restricted shares of the Company’s common stock. The BH Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, with all unconverted principal due on the maturity date and all unconverted interest payable monthly on the last day of the month after the month in which the interest accrued. The Company issued a promissory note dated July 9, 2024 in connection with the BH Loan (the “BH Note”). The BH Note allows the holder to convert the outstanding principal and interest due under the BH Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the BH Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days’ notice to us regarding his desire to increase the conversion limitation percentage. The Company will issue the 21,552 shares in the near future.

On July 5, 2024, the Company entered into a Consulting Agreement with 395 Group, LLC, a Nevada limited liability company (“395”), under which 395 agreed to provide the Company with general advisory and business development services. Specifically, 395 agreed to advise the Company for the next four (4) months regarding capitalization, business development, business relationships, industry guidance, and assist with understanding what is happening in the Company’s market space. In exchange for 395’s services, the Company agreed to pay total cash compensation of $340,000 and equity compensation of 50,000 shares of the Company’s restricted common stock, with one-half of the cash compensation and all the equity compensation due upon signing of the agreement and the other half of the cash compensation due in thirty (30) days. The 50,000 shares of common stock will be issued in the near future.

On July 26, 2024, the Company entered into that certain Securities Purchase Agreement and Strata Purchase Agreement (the “ClearThink Agreements”) with ClearThink Capital Partners, LLC. Under the terms of the ClearThink Agreements, the Company agreed to issue ClearThink Capital (i) 67,568 shares of common stock in exchange for $125,000 upon the entry into the relevant term sheet (ii) 67,568 shares of common stock upon filing of the relevant S-1 Registration Statement, and (iii) 150,000 shares of common stock upon entry of the Strata Purchase Agreement. As a result, the Company has issued 217,568 to ClearThink.

On July 26, 2024, the Company entered into a Securities Purchase Agreement with James K. Granger (the “SPA” and “Granger”, respectively), under which Granger, or an entity he controls, purchased 1,600,000 common shares of the Company’s stock for $800,000, at a price of $0.50 per common share. Pursuant to the SPA, the shares issued to Granger will be subject to Rule 144 restrictions. Granger funded the purchase price in cash to the Company on July 31, 2024.

On August 22, 2024, we entered into a new executive employment agreement with our Vice President, Marketing. Pursuant to the new employment agreement, our Vice President, Marketing will receive $200,000 annually (the “Base Salary”), which after the first annual anniversary the Base Salary may increase to $350,000 contingent upon the Company achieving net profitability of $500,000 of all commodity trades by the Vice President, Marketing. In addition, the employment agreement provides for annual incentive cash and equity compensation of up to $440,000 based on certain performance goals as further set forth therein. As an inducement to enter into the executive employment agreement, the Vice President, Marketing is entitled to receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the closing price on the day of such grant (calculated to be 71,090 shares based on the effective date of the executive employment agreement). The signing bonus has not been issued and is due not later than thirty (30) calendar days after we file an amended Registration Statement on Form S-8 with the Securities and Exchange Commission registering shares under a Long-Term Incentive Plan (“LTIP”), and the shares will only vest as set forth in the LTIP.

On September 5, 2024, the Company closed on a Securities Purchase Agreement with E-Starts Money Co., a Delaware corporation (the “SPA” and “E-Starts”, respectively) dated August 28, 2024, under which E-Starts, purchased 1,000,000 shares of the Company’s common stock for $500,000, at a price of $0.50 per common share. Pursuant to the SPA, the shares issued to E-Starts will be subject to standard Rule 144 restrictions. E-Starts is controlled by William Tuorto, who also is a control person of Empire Diversified Energy, Inc., (“Empire”), serving as its Executive Chairman and Chairman of the Board of Directors. As previously disclosed in the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2024 (the “March 8-K”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire under which Empire will merge with and into a subsidiary of the Company and Empire will become a wholly-owned subsidiary of the Company if the parties close the transaction contemplated by the Merger Agreement. There is no guarantee that the transactions contemplated by the Merger Agreement will close.

On September 9, 2024, Al Dali International for Gen. Trading & Cont. Co. (“DIC”), exercised its stock option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was originally issued as security to secure repayment of our June 20, 2023 secured promissory note with DIC. Under the terms of the stock option, DIC used as consideration for the stock option, a reduction of principal and interest under its Note in the amount of $1,179,000. We are currently analyzing the exercise of the stock option and related issuance of the shares to ensure they complied with the terms of our agreement with DIC. If we determine the issuance is in line with our agreement with DIC, then any remaining portion of note is anticipated to be paid out of operations of the RPC per the terms of the note agreement as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Acquisition of Endeavor Entities

On October 1, 2024, the Company, Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly owned subsidiaries of the Company.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, the trucking fleet hauls approximately 60,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 30,000 barrels of produced water. In addition, the Endeavor Entities own and operate a crude oil shuttle pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests is $120 million (the “Purchase Price”), subject to post-closing adjustments, including a reduction for assumed debt and a possible increase for an earn-out adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock will have the terms set forth in the Form of Series A Preferred Stock Certificate of Designations filed herewith as Exhibit 3.1 and incorporated by reference herein, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chairman, chief executive officer and principal shareholder. The Company is currently still calculating the reduction in the Purchase Price as a result of Endeavor Entities debt the Company assumed at Closing.

As a result of the Closing, the Company will issue to the Sellers, (i) a number of shares of Common Stock equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or a lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, with such shares of Common Stock valued at $1.00 per share (the “Common Stock Consideration”), and (ii) a number of shares of Preferred Stock equal to the Purchase Price, less the value of the Common Stock Consideration (the “Preferred Stock Consideration”). Sellers will enter into 18-month lock-up agreements, in the form filed herewith as Exhibit 10.1 and incorporated by reference herein, at Closing, with regard to the Common Stock Consideration and any Common Stock they receive during the lock-up period in connection with conversions of Preferred Stock or the payment of dividends on the Preferred Stock.

According to our Chief Financial Officer’s previously disclosed employment contract, upon the closing (October 1, 2024) of the Endeavor Entities, he will be paid $200,000, with $100,000 to be paid in cash and the remaining $100,000 to be paid in shares of the Company’s common stock, valued at approximately $1.89 per share.

The MIPA, including the exhibits thereto and related agreements, filed with the Company’s Form 8-K filed with the Commission on March 25, 2024 (the “Execution 8-K”) as Exhibits 2.1. 3.1, 10.1, 10.2, 10.3, and 10.4 are incorporated herein by reference. The disclosure above does not purport to be a complete statement of the terms of the MIPA, or the transactions contemplated thereby, or the exhibits and related documents, and is qualified in their entirety by reference to the Execution 8-K and the full text of the Exhibits filed therewith.

This section contains only a brief description of the material terms of the MIPA and does not purport to be a complete description of the rights and obligations of the parties to the MIPA, and such description is qualified in its entirety by reference to the full text of the MIPA, a copy of which is filed herewith as Exhibit 2.2.

Executive Employment Agreements

In connection with the Closing of the Endeavor Entities on October 1, 2024, the Company entered into an executive employment agreement with Russ Shelton (the “Shelton Agreement”) with respect to the Company’s appointment of Mr. Shelton as Executive Vice President and Chief Operating Officer of the Company. Pursuant to the Shelton Agreement, Mr. Shelton will receive (i) base salary compensation of $337,000 USD annually (the “Base Compensation”); (ii) an annual cash and equity incentive compensation of up to $808,000 based upon certain performance criteria as more particularly described therein. As an inducement to enter into the Shelton Agreement, Mr. Shelton shall receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant, subject to an eighteen (18) month lockup period, which shall be granted promptly after the Effective Date, as defined therein. Pursuant to the Shelton Agreement, Mr. Shelton’s employment is at-will under Texas law, except as modified therein. Mr. Shelton’s employment with Vivakor Administration, LLC, a subsidiary of the Company, began on October 1, 2024.

This section contains only a brief description of the material terms of the Shelton Agreement and does not purport to be a complete description of the rights and obligations of the parties to the Shelton Agreement, and such description is qualified in its entirety by reference to the full text of the Shelton Agreement, a copy of which is filed herewith as Exhibit 10.24.

Russ Shelton, 48, Executive Vice President & Chief Operating Officer

Mr. Russ Shelton is a seasoned operations executive with more than three decades of management experience with midstream trucking, terminaling, and marketing companies, including for several of the business units being acquired in the Company’s purchase of the Endeavor Entities. Mr. Shelton was most recently the Chief Operating Officer for Endeavor Crude, LLC, and prior to that served as its Vice President of Transportation since 2023. Prior to Endeavor Crude, he worked as Director of Operations for Senergy Petroleum from 2021-23, and prior to that worked as Director of Transportation for Pilot Travel Centers LLC from 2018-21.

The Board believes that Mr. Shelton’s experience in management and operations and his extensive knowledge in the midstream petroleum industry make him ideally qualified to help lead the Company towards continued growth and success.

Family Relationships

Mr. Shelton does not have a family relationship with any of the current officers or directors of the Company.

Related Party Transactions

In connection with the Shelton Agreement, Mr. Shelton and Ballengee Holdings, LLC, an affiliate of James H. Ballengee, the Company’s Chairman, President, and CEO, have entered into a side letter agreement (the “Shelton Side Letter”) promising Mr. Shelton (i) certain additional Base Compensation equal to the difference between Mr. Shelton’s current salary and $375,000 by January 1, 2025, should the Company not increase Mr. Shelton’s Base Compensation, as defined in the Shelton Agreement, to such level, and (ii) a one-time special cash bonus of $100,000.00 USD upon completion of an equity capital raise, as more particularly set forth therein. A copy of the Shelton Side Letter is attached hereto as Exhibit 10.25.

On August 22, 2024, we entered into a new executive employment agreement with our Vice President, Marketing. Pursuant to the new employment agreement, our Vice President, Marketing will receive $200,000 annually (the “Base Salary”), which after the first annual anniversary the Base Salary may increase to $350,000 contingent upon the Company achieving net profitability of $500,000 of all commodity trades by the Vice President, Marketing. In addition, the employment agreement provides for annual incentive cash and equity compensation of up to $440,000 based on certain performance goals as further set forth therein. As an inducement to enter into the executive employment agreement, the Vice President, Marketing is entitled to receive a one-time signing grant of Company common stock equivalent in value to $150,000, which are priced per share based on the closing price on the day of such grant (calculated to be 71,090 shares based on the effective date of the executive employment agreement). The signing bonus has not been issued and is due not later than thirty (30) calendar days after we file an amended Registration Statement on Form S-8 with the Securities and Exchange Commission registering shares under a Long-Term Incentive Plan (“LTIP”), and the shares will only vest as set forth in the LTIP.

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

Sale of Common Stock

On July 26, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 67,568 shares of restricted common stock in exchange for $125,000.

On July 26, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,600,000 shares of restricted common stock in exchange for $800,000.

On September 5, 2024, the Company entered into a stock purchase agreement under which the Company agreed to sell an aggregate of 1,000,000 shares of restricted common stock in exchange for $500,000.

Finance Lease

On August 9, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 4”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 4, Maxus agreed to finance approximately $2.1 million for the build-out of certain equipment and facilities related to a pipeline extension at our WCCC facility in Texas. Once the relevant equipment is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 4. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $32,161 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $374,702 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

On June 18, 2024, our subsidiary White Claw Colorado City, LLC (“WCCC”), entered into a supplement (“Supplement No. 3”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 3, Maxus agreed to finance approximately $1 million for the build-out of certain equipment and facilities related to the wash plant we are in the process of constructing on land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Once the relevant equipment is constructed Maxus will own the equipment and we will lease these additions to our wash plant facility from Maxus under the terms of Supplement No. 3. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $58,595 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $683,000, or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease payments, our material obligation under Supplement No. 3, will commence in the first quarter of 2025.

Loan and Security Agreement and Issuance of Secured Promissory Note

On October 31, 2024, Vivakor, Inc. (the “Company”), as the borrower, and certain of its subsidiaries, being Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation, Vivaventures Energy Group, Inc., Endeavor Crude, LLC, and Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC, as guarantors (collectively, the “Guarantors” or “Subsidiaries”, as context requires), Cedarview Opportunities Master Fund LP, as the lender (the “Lender”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan Agreement”).

Pursuant to the Loan Agreement, the Company issued a secured promissory note (the “Note”) in the principal amount of $3,670,160.77, and the Lenders agreed to provide such term loan to the Company (the “Term Loan”) with maturity on October 31, 2025. On November 5 and 6, 2024, the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company, as borrower thereunder, certain of its Subsidiaries, as guarantors thereunder, and Lender and Agent (the “Previous Cedarview Loan”).

The amounts borrowed under the Loan Agreement will bear interest at a rate per annum of 22%. As a result, the Company will be obligated to make 12 equal monthly payments of $343,506.42 beginning November 30, 2024.

In the event of any prepayment, the Company shall pay a prepayment premium in the amount of ten percent (10%) of the balance of the Term Loan outstanding prior to such prepayment. Notwithstanding the foregoing, if and when the Company raises in the aggregate $10,000,000 or more from the sale of its equity in sales (other than in connection with any acquisition, merger, or like transaction), the Company shall immediately offer to prepay the entire outstanding balance of the Term Loan, which offer may be accepted or rejected by the Agent.

The amounts borrowed pursuant to the terms of the Loan Agreement are secured by substantially all of the present and after-acquired assets of the Company and the Subsidiaries, except for certain after-acquired assets as provided by the Loan Agreement. Additionally, the Company’s obligations under the Loan Agreement are jointly and severally guaranteed by the Subsidiaries.

The Loan Agreement contains customary representations, warranties and affirmative and negative financial and other covenants for a loan of this type. The closing was subject to customary closing conditions.

In connection with the Loan Agreement, and as additional consideration for the Lender agreeing to loan funds to the Company thereunder, the Company issued an irrevocable letter to its transfer agent (the “Transfer Agent”) to reserve 3,000,000 shares of the Company’s common stock (the “Collateral Securities”) until the Term Loan is repaid in full. In the event the Term Loan is not paid in full by the Maturity Date, the Agent may instruct the Transfer Agent to issue the Collateral Securities to the Agent, which the Agent may then sell until such time the amounts due under the Term Loan are repaid in full, after which any shares of Collateral Securities remaining shall be returned to the Company.

As a result of the Term Loan, and the use of proceeds of the Term Loan, the Previous Cedarview Loan has been paid in full and the irrevocable letter to the transfer agent regarding the Previous Cedarview Loan has been withdrawn.

This section contains only a brief description of the material terms of the Cedarview Loan and Security Agreement, and ancillary documents, and does not purport to be a complete description of, the rights and obligations of the parties to the agreements in connection with the Loan Agreement, and such description is qualified in its entirety by reference to the full text of the Loan Agreement and its exhibits, which are as Exhibits 4.1, 10.1, 10.2, 10.3 and 10.4 to our Amendment No. 1 to Current Report on Form 8-K/A filed on November 15, 2024.

Pilot Agreement

In connection with the Closing of the Endeavor Entities on October 1, 2024, a certain Secured Promissory Note dated December 31, 2023, made by Meridian Equipment Leasing, LLC, as Borrower (“Borrower”), to the order of Pilot OFS Holdings LLC, as Lender (“Lender”), in the original principal amount of $12,500,000.00 USD plus the sum of $500,000 (the “Note”) will be contained in our consolidated financial statements going forward. On October 1, 2024 the parties entered into a Letter Agreement regarding the Secured Promissory Note and related Loan Documents, which stipulates and agrees to the amount outstanding pursuant to a certain AR Assignment (also acquired through the close of the Endeavor Entities) is equal to $2,910,574. Upon the full and final closing and initial funding of a revolving line of credit, Borrower shall cause to be paid to Lender the outstanding AR balance of $2,910,574, plus interest at a rate of one and one-half percent (1.5%) per month on all amounts outstanding from July 1, 2024 through the date of repayment, no later than the close of business two (2) business days thereafter. Borrower shall also cause to be paid $57,750, representing all amounts currently due and owing under the Truck Yard Leases (as defined below), all of which is stipulated and agreed to in exchange for the Lender entering into an amended secured promissory note that extends the maturity date of the loans to December 31, 2024, and the agree that the Truck Yard Leases are considered terminated effective as of September 30, 2024, which includes (a) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 306 E. Greene St., Carlsbad, New Mexico 88220, as amended, (b) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 2260 US 181, Hobson, Texas 78117, as amended, and (c) that certain Lease Agreement dated effective December 31, 2023, by and between Borrower, as Tenant, and Pilot Travel Centers LLC, as Landlord, covering certain real property located at 620 S CR 153, Kenedy, Texas 78119, as amended (collectively, the "Truck Yard Leases").

This section contains only a brief description of the material terms of the,Pilot Agreements and does not purport to be a complete description of, the rights and obligations of the parties to the agreements in connection with the Pilot Agreement, and such description is qualified in its entirety by reference to the full text of the Pilot Agreement and its exhibits, which are filed herewith as Exhibits 10.35, 10.36, and 10.37.

Meridian Equipment Leasing Lease Agreement

On October 29, 2024, our subsidiary Meridian Equipment Leasing LLC (“MEL”), which subsidiary was acquired on October 1, 2024 in the acquisition of the Endeavor Entities, entered into a supplement (“Supplement No. 21”) to an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”). Under Supplement No. 21, Maxus agreed to finance approximately $1.5 million for the build-out of a pipeline at our acquired pipeline facility in Oklahoma. Once the pipeline is constructed Maxus will own the addition and we will lease these additions from Maxus under the terms of Supplement No. 21. Under the terms of the lease, we expect our lease payments to Maxus to be approximately $41,522 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant equipment for approximately $484,111 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the first quarter of 2025.

Agile

Upon the Closing of our acquisition of the Endeavor Entities, a certain Subordinated Business Loan and Security Agreement by and between Agile Capital Funding, LLC and Agile Lending, LLC (the lenders and Endeavor Crude, LLC, Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC (the borrowers) dated September 27, 2024 (the “Agile Agreement”) will be contained in our consolidated financial statements going forward. Under the Agile Agreement, the listed borrowers received $1,420,000 in October 2024.

This section contains only a brief description of the material terms of the,Agile Agreements and does not purport to be a complete description of, the rights and obligations of the parties to the agreements in connection with the Agile Agreement, and such description is qualified in its entirety by reference to the full text of the Agile Agreement, which is filed herewith as Exhibit 10.44.

White Claw Crude, LLC

During the third quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with White Claw Crude, LLC (“WC Crude”). Both the WC Crude Crude Petroleum Sales Agreement and the existing WC Crude Crude Petroleum Supply Agreement(s) are cash net settled at market prices.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000				*
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K	11/15/24	10.1
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023				*
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024				*
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000				*
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000				*
10.39	Security Agreement, Financing Statement and Assignment of Collaterial by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023				*
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023				*
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021				*
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC				*

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000				*
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024				*
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024				*
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024				*
10.47	Station Throughput Agreement by and between CPE Midcon Gatherin, LLC and White Claw Crude, LLC dated January 1, 2024				*
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023				*
10.49	Station Throughput Agreement by and between CPE Midcon Gatherin, LLC and White Claw Crude, LLC dated July 1, 2023				*
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023				*
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020				*
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020				*
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024				*
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018				*
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023				*
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC				*
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024				*
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024				*
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December December 28, 2021				*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	November 19, 2024

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 19, 2024