Form 10-K
period 2024-12-31
Vivakor, Inc.
filed 2025-04-15
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41286

VIVAKOR, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2178141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5220 Spring Valley Road, Suite 500 Dallas, TX	75254
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (949) 281-2606

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VIVK	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the 29,135,547 voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $58,271,094 based on the closing price of $2.00 per share of the registrant’s common stock as quoted on The Nasdaq Capital Market on that date.

As of April 14, 2025, there were 44,575,570 shares of registrant’s common stock outstanding.

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

ii

PART I

Item 1 - Business

General

We operate in two main business segments: (i) transportation logistics services and (ii) terminaling and storage facility products and services related to oil and gas production.

Our transportation and facilities services primarily consist of trucking crude oil and produced water and transportation and terminaling services of crude oil via the Omega Gathering Pipeline. Our trucking services are centered in the Permian and Eagle Ford Basins, which are the most active regions for oil and natural gas exploration and development in the United States.1 On average, each new oil well in the Permian Basin produces approximately 1,300 barrels of crude oil or more per day.2 Those same wells produce approximately 10,000 barrels or more of produced water per day3, historically considered a waste product. We utilize one of the largest combined oil and produced water trucking fleet in the United States to transport those products to a fully-integrated network of facilities where we blend various grades of crude oil grades of crude oil, and reuse or dispose of produced water. Access to immediate, flexible, scalable transportation is a vital component of oil and natural gas exploration and development, as is the efficient takeaway, treatment, reuse, and/or disposal of commodities associated with oil and gas production. Transportation and terminaling of crude oil is also conducted utilizing our Omega Gathering Pipeline, which is an approximately forty-five (45) mile integrated crude oil gathering and pipeline in Blaine County, Oklahoma, in the heart of the STACK play. The line is tied into the Cushing, Oklahoma storage hub via the Plains STACK Pipeline. We also own and operate fifteen (15) crude oil pipeline injection truck stations, primarily centered in the Permian Basin.

Our terminaling and storage product and services primary consist of two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and the other facility is located in Delhi, Louisiana. Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers, and their operations should give our marketing division a key competitive advantage in sales of resulting blends in critical markets once that business is developed. These crude oil terminals are industrial facilities that serve as hubs for the storage, handling and distribution of crude oil and petroleum products.

In addition to our two operating business segments, we plan to perform remediation services utilizing our remediation processing centers (“RPCs”) at some point in the future. We are currently constructing a full-capacity RPC at the San Jacinto River & Rail Park in Harris County, Texas. Once complete, we anticipate the strategically located facility to be capable of processing oilfield solid wastes into economic byproducts such as condensate, propane, and butane. This RPC will feature an adjacent, complimentary truck wash facility from which we expect to derive additional revenue. Last year we moved our other full-capacity RPC to Kuwait, where we are currently in negotiations with the Kuwaiti Oil Company to potentially use the RPC to clean sands contaminated with oil, primarily from oil wells destroyed during the Persian Gulf War.

Our website is www.vivakor.com.

Principal Services

Our Transportation Assets

Through the Endeavor Entities (as defined herein), we own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, our trucking fleet hauls approximately 50,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 31,000 barrels of produced water. In addition, we own and operate a crude oil pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma. Our oilfield trucking fleet is one of the largest in America, and though we are predominantly located in the Permian and Eagle Ford Basins, we have a presence in most major oil-producing basins. We principally operate in locales with significant petroleum reserves and continuous drilling activity undertaken by high-quality, well-capitalized producers, such as Marathon Oil Company, ConocoPhillips, Phillips 66, BP, Civitas, and others. Our customers consist of a mix of major producers, petroleum marketers, and refiners. We have strategically organized our transportation business around “anchor” station and terminal assets, and utilize multiple entities with federal motor carrier licenses, governmental certificates and approvals to haul hazardous and non-hazardous oilfield commodities, dealership licenses, captive insurance, and fixed-fee maintenance & repair contracts to capture economics generally unavailable to our smaller peers.

[1]	See: https://www.resilience.org/stories/2024-07-03/the-status-of-u-s-oil-production-2024-update-everything-shines-by-dimming
[2]	See: https://www.eia.gov/petroleum/drilling/
[3]	See: https://www.aogr.com/magazine/frac-facts/permian-embraces-produced-water-recycling

In addition to crude oil hauling, we own and operate one of the largest produced water trucking fleets in America. Produced water naturally exists in underground formations and is brought to the surface during crude oil and natural gas production throughout the entire life of an oil or natural gas well. When a well is initially brought online, vast quantities of produced water must be reliably transported away in order for these wells to remain in production. The takeaway, recycling, and disposal of produced water require both integrated, flexible logistics and access to disposal wells where volumes of water can be injected and sequestered or facilities where it can be treated and sold for beneficial reuse.

In order to more efficiently manage our respective businesses, we, together with Pilot Water Solutions, LLC (“Pilot”), an affiliate of Berkshire Hathaway-backed portfolio company Pilot Travel Centers LLC, entered into an agreement establishing an Area of Mutual Interest within twenty-five (25) miles of certain of Pilot’s saltwater disposal wells (“SWDs”). In connection therewith, we mutually solicit and work with producers to transport and dispose of produced water at Pilot’s SWDs. This arrangement not only provides “anchor assets” around which our produced water fleet may more reliably obtain freight from premier producers, which we expect to result in additional produced water freight volumes in the Permian and Eagle Ford Basins, but also additional transportation freight revenue for us derived from other Pilot relationships. In 2024, the Endeavor Entities hauled approximately 4.64 million barrels of produced water to Pilot’s SWDs for our shared customers with Pilot.

We also own the Omega Gathering Pipeline, which is an approximately forty (45) mile integrated crude oil gathering and pipeline in Blaine County, Oklahoma, in the heart of the STACK play. The STACK play is tied into the Cushing, Oklahoma storage hub via the Plains STACK Pipeline. The asset principally derives revenue on a fee basis for transportation and terminaling services, and, among other customers, is underpinned by two key agreements: (a) ten (10) year Gathering and Dedication Agreement with Validus Energy II Midcon, LLC, which exclusively dedicates crude oil production across more than 36,000 acres in the STACK play to the Omega Gathering Pipeline, and (b) a ten (10) year Station Throughput Agreement with White Claw Crude, LLC (“WC Crude”) for a minimum volume commitment of 100,000 barrels of crude oil per month. WC Crude is controlled by James Ballengee, our Chief Executive Officer. Our trucking fleet also hauls approximately 1,000 barrels per day into stations located on the Omega Gathering Pipeline originated by our own marketing division and our customers, including White Claw Crude.

In addition, we have a marketing business in the early stages of developing its business. The marketing business has an experienced crude marketing manager and once the business develops we believe it will bolster trucking volumes and help us manage seasonal swings in the trucking business and larger basin-centric drilling trends.

Our Facilities

We own and operate fifteen (15) crude oil pipeline injection truck stations, the majority of which are centered in the Permian Basin. In addition, we have two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and is underpinned by an Oil Storage Agreement with WC Crude, who shares a beneficiary, James Ballengee (our Chief Executive Officer), with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by our subsidiary, White Claw Colorado City, LLC (“WCCC”). WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. We received tank storage revenue of approximately $1,800,000 for the years ended December 31, 2024 and 2023, respectively. The other facility is located in Delhi, Louisiana. This facility has an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of crude petroleum to our subsidiary, Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”), which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For years ended December 31, 2024 and 2023, we have made crude oil purchases from WC Crude of $41,777,857 and $36,740,922, respectively. In addition, SFD entered into a sales agreement on April 1, 2022 with WC Crude to sell a natural gas liquid (NGL) product to WC Crude. SFD sells the NGL stream at a profit to WC Crude. We produced and sold natural gas liquids to WC Crude in the amount of $10,790,417 and $11,268,005 for the years ended December 31, 2024 and 2023, respectively.

Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers, and their operations should give our marketing division a key competitive advantage in sales of resulting blends in critical markets once that business is developed. All of our facilities principally obtain volumes from our own trucking fleet or from customer pipelines. At our Colorado City, Texas facility, we are currently constructing a new pipeline connecting to a major intrastate transmission pipeline, which will allow us to blend and market economic barrels (cheaper produced/sourced barrels compared to local competing barrels) to new markets, and which we expect will provide incremental revenue.

In addition, we are currently constructing a RPC, strategically located at the San Jacinto River & Rail Park in Harris County, Texas. Once complete, we expect the facility to be capable of processing oilfield solid wastes into economic byproducts such as condensate, propane and butane. The RPC features an adjacent, complimentary truck wash facility from which we expect to derive additional revenue. We expect the RPC and wash plant to commence operations in the fourth quarter of 2025.

Our Commodities Marketing Business

Our petroleum marketing division principally trades petroleum commodities, including crude oil, natural gas liquids, and related hydrocarbons, around our facilities and utilizing our transportation assets. Marketing activities help us bolster operations, diversify revenue streams, and manage market risk at our facilities, and complement our transportation assets by maximizing utilization and taking advantage of economies of scale.

Our marketing division, Vivakor Supply & Trading, was organized in August 2024 and benefits from certain credit-related contracts with WC Crude, as well as WC Crude’s network of relationships in the midstream industry.

Our Remediation Processing Centers and Wash Plant

Houston, Texas

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a two year agreement, which Maxus agreed to finance the build-out of a new facility to be located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Maxus has funded the entire amount it agreed to pay, approximately $2.2 million, plus additional funding of $2.1 million to finance the build-out of the Houston location, which was done in the form of a finance lease for the wash plant. The Company has contributed $2.7 million to the construction of the facility. We will lease the wash plant facility from Maxus under WCCC’s supplement to the Master Agreement. During the construction phase of this agreement, we control the asset with construction costs funded by Maxus. A third RPC has been manufactured and we are planning on deploying it at this new wash plant facility. We anticipate we will begin trial operations at the Houston facility around the fourth quarter of 2025. We will need to raise additional funds in order to complete the buildout of the Houston facility.

Kuwait

We presently plan to utilize our first two manufactured RPCs in Kuwait. We are currently negotiating with the Kuwait Oil Company (KOC) to potentially perform soil remediation services using our RPCs for the Kuwait Environmental Remediation Project (KERP), which is a multi-billion dollar project funded by the United Nations (UN) to clean up the oil that was spilled during the Gulf Wars and still polluting the desert. Our smaller-capacity RPC conducted trials in Kuwait to show the effectiveness of the RPC technology. The polluted material contained as little as 7% oil by weight and as much as 18% oil by weight. All trials were overseen by Enshaat Al Sayer (Enshaat), the main contractor with KOC for the project, Al Dali International for Gen. Trading & Cont. Co. (“DIC”) and KOC itself. In all of the trials, the RPC successfully reduced the oil content in the soil to as little as 0.02% which led to us receiving a Category A approval. It is our understanding that we are the only technology that has been able to process soil with 18% oil to under 1% oil (we were at 0.02% oil) and receive a Category A certification. We do not know if we will be successful in entering into an agreement with KOC to perform soil remediation services on the KERP, and if we are, when those services would begin. During 2023, we entered into an agreement to move our Vernal RPC to Kuwait to commence scaled up remediation services, as the Vernal plant was not producing product toward its off-take agreement, which further delayed our anticipated operations. Furthermore, in the fourth quarter of 2023, Enshaat (the original contractor chosen for the remediation of certain cleanup for the Kuwait Environmental Remediation Project (KERP) notified us that it terminated its subcontract with DIC, which effectively terminated DIC’s prior contract with us. We continue to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. At December 31, 2024, we evaluated these events and determined that our inability to obtain a new agreement with Enshaat or Kuwait Oil Company to work on the KERP in 2024 was a trigger event requiring analysis for potential impairment. While we believe we will enter into an agreement with Kuwait Oil Company at some point, we cannot ensure an agreement will be executed and, therefore, have assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, we assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, we had an exclusive license agreement for the development and use of a nanosponge technology and have assessed an impairment loss of the nanosponge license of $1,530,496 for the year ended December 31, 2024.

Market Opportunity

Transportation logistics Services

On October 1, 2024, as part of the Endeavor Entities acquisition, we acquired several special purpose entities operating as an integrated trucking fleet providing crude oil and produced water transportation logistics services. The fleet is anchored by key customers in the Permian and Eagle Ford basins, including a take-or-pay contract with WC Crude. We are presently seeking additional acquisition or development opportunities within the traditional midstream oil and gas sector which are complementary to our existing facilities which provide us with an opportunity to capture more of the energy value chain. Specifically, we are looking for trucking fleet and/or pipeline injection and storage acquisitions that would allow us to grow market share by controlling more in-basing transportation and pipeline assets with term commitments from marketers and producers.

Facilities Services

Colorado City

In April 2022, we purchased a special purpose entity that owns and operates a crude oil terminaling facility in Colorado City, Texas, at the junction of two major interstate pipelines outbound from the Permian Basin to key markets in Cushing, Oklahoma and Houston, Texas. The facility provides crude oil blending, processing, remediation, storage, and transportation logistics services and is anchored by a long-term take-or-pay contract with WC Crude.

Delhi

In April 2022, we purchased a special purpose entity that owns and operates a crude oil terminaling facility in Delhi, Louisiana, Texas, which is supported by long-term marketing contracts with Denbury Onshore, LLC, a subsidiary of ExxonMobil Oil Corporation, and WC Crude. The facility provides crude oil blending, processing, remediation, storage, and transportation service and is connected to Denbury facilities via pipeline.

Houston

We secured a site location to mobilize, commission, and operate the Company’s RPC technology, which is anticipated to be on the land lease we entered into in December 2022 for approximately 3.5 acres of land in Houston, Texas (commonly known as The San Jacinto River & Rail Park). The Land Lease is for an initial term of 126 months and may be extended for an additional 120 months. We are in the process of obtaining the required state and local permits, which are prerequisites to us being able to commence quality control testing with our RPC. After the RPC is set up and tested in Houston, Texas we intend to begin trial operations, currently planned for the fourth quarter of 2025.

Kuwait

As noted above, we are currently negotiating with the Kuwait Oil Company (KOC) to potentially perform soil remediation services using our RPCs in Kuwait for the Kuwait Environmental Remediation Project (KERP). The United Nations (UN) had allocated up to $14.7 billion for post-Iraq war reparations in order to clean up Kuwait. Kuwait suffered extensive contamination as a result of the 1991 Persian Gulf War. The oil recovered from these projects in Kuwait is considered a sovereign asset, so the ability to reclaim this asset also creates a social value for the country. Due to the timeline outlined by the U.N. to remediate all of the contaminated sand exhibiting greater than 7% contamination, we are hopeful we can arrange further agreements through KOC to utilize our technology in Kuwait.

Truck Stations

On October 1, 2024, as part of the Endeavor Entities acquisition, we acquired a network of fifteen (15) truck-to-pipeline injection stations located on key interstate pipelines to major crude oil markets, principally in the Permian Basin. These stations are strategically located near core production areas and provide crude oil blending, processing, remediation, and pipeline injection services. They are connected to key interstate and intrastate pipelines serving Cushing, Oklahoma, Houston, Texas, and other markets.

Our Technologies

Our transportation, terminaling and storage operations are not reliant on unique technologies.

We do own and/or license a number of technologies that we believe will allow us to effectively operate our remediation and recovery business if we get the RPCs into operations. These technologies include: (i) two U.S. patents and pending foreign applications related to remediating contaminated soil and recovering usable hydrocarbons, (ii) automation software enabling us to maximize efficiencies in our RPCs by ultimately allow us to remotely operate the RPCs twenty-four hours a day from anywhere around the world, and (iii) a license that will enable us to upgrade the hydrocarbons recovered from our remediation process. Since we were anticipating testing this license with our RPCs in Kuwait the licenses have been fully impaired on our financial statements for the year ended December 31, 2024 since we fully-impaired our RPCs in Kuwait on our financial statements for that period.

Competitive Strengths

Transportation and Facilities

We offer our customers a streamlined commercial process and fully-flexible last-minute logistics through agreements that provide immediate revenue and establish long-term relationships. Our customers actively seek to enter into agreements to use our trucking and facility resources because of our strategic locations, key remediation and reuse abilities, and locations in the core of the Permian and Eagle Ford Basins. Consequently, we believe that we are well situated to receive favorable terms from our customers. Additionally, as our customers conduct development activities they install additional infrastructure, such as solids processing and water reuse infrastructure. This additional infrastructure provides the opportunity for us to attract additional customers who can take advantage of that infrastructure to pursue new commercial opportunities that drive increased use of our trucking fleet and facilities and generate incremental revenue for us.

Our customers use our trucking and terminal resources in a variety of ways, including for:

●	The transportation of petroleum and waste commodities, including tank bottoms and produced water;

●	The blending, processing, and remediation of crude oils, tank bottoms, and waste products to more economic grades accepted by the market;

●	The transportation, disposal, and beneficial reuse of produced water; and

●	General resource management, including scavenging, recovering, and making economic volumes of waste products used by the foregoing.

Our transportation and facilities revenue is primarily generated from recurring transportation freight, long-term facilities contracts, and marketing activities around the same assets from customers who use and rely upon our assets and facilities to operate their own businesses. Additionally, the contracts underlying our fee-based revenue streams generally include inflation escalators and, when combined with our relatively low operating and capital expenditure requirements, position us to generate the opportunity for superior free cash flow growth over time relative to other inflation-exposed businesses that incur significant operating costs and capital expenditures.

Our management team also provides us with a competitive edge as it has a more than seventy combined years of executive experience in the energy industry, with a proven history of value creation. Notably, our management team has grown the Endeavor Entities into one of the largest crude oil and produced water midstream flexible logistics companies in the United States.

Growth Strategies

Transportation and Facilities

Our principal business objective is maximizing risk-adjusted total return to our shareholders by growing free cash flow. We intend to pursue the following business and growth strategies to achieve this objective.

Actively manage our trucking fleet to grow existing revenue stream and drive new activity while minimizing capital expenditures.

Since we acquired our Colorado City, Texas and Delhi, Louisiana facilities in August 2022, we have grown our contracted revenue base while investing minimal capital in such facilities, resulting in an increase in revenue.

Although we have made considerable progress in increasing our revenue, we believe that our facilities remain underutilized and underdeveloped, with significant opportunities for growth from marketed volumes and third-parties. We target opportunities that make the most efficient use of our assets, utilize an integrated approach to trucking and facilities, resulting in interconnected revenue streams. Accordingly, we are in frequent communication with existing and potential customers with respect to creating new, and enhancing existing, revenue streams from our assets. We seek to provide a holistic solution and expect to require our customers, when possible, to use our transportation and facility assets to meet their needs for petroleum and produced water transportation and handling, marketing of petroleum commodities, the sale of remediated or reusable commodities.

Maintain and deepen integration between our crude oil facilities, trucking fleet, and marketing business.

A key goal of our marketing division is to maximize facility and transportation asset usage to take advantage of economies of scale and asset integration. Our trucking fleet delivers volumes principally to our own facilities or those of our partners, such as Pilot, which has a stabilizing effect on our revenues while driving down per barrel costs.

Increase Connectivity and Production at SFD and WCCC Facilities.

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

Scepter Holdings

We currently hold 826,376,882 (approximately 13.8% of the outstanding common) shares of Scepter Holdings, Inc. (OTC Markets: BRZL), a company that manages the sales and development of consumer-packaged goods. Our holdings of 826,376,882 common shares have a market value of approximately $1,983,305 as of April 7, 2025.

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

History

We were originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, we converted to a Nevada corporation and changed our name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

On August 1, 2022, we acquired all of the issued and outstanding membership interests in each of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”), White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) (the “Membership Interests”), making SFD and WCCC wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million, after post-closing adjustments, and was paid to the Sellers in a combination of 3,009,552 shares of our common stock, par value $0.001 per share valued at an aggregate of $4,287,655, secured three-year promissory notes in the aggregate principal amount of $28,664,284, and the assumption of certain liabilities of SFD and WCCC. The sellers are beneficially owned by our now chairman, chief executive officer and principal shareholder, James Ballengee.

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The final purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and a performance adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock

We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), and Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), Meridian Equipment Leasing, LLC, a Texas limited liability company (since October 1, 2024), which owns CPE Gathering Midcon, LLC, a Delaware limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company (since October 1, 2024), which owns ET EmployeeCo, LLC, a Pennsylvania limited liability company, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

Regulations Affecting our Business

Our business is subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for noncompliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist at our facilities, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

We are subject to actions taken by the federal or state governments, such as executive orders, tariffs on imported goods and commodities, or new or expanded regulations, that may impact future energy production in the U.S. Our business and revenues are also sensitive to changes in laws and regulations (or the interpretation thereof) related to hydraulic fracturing, accessing water, disposing of wastewater, transferring produced water, interstate brackish water transfer, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling and various other environmental matters. These actions may affect the price or and demand for the transportation, facility, and marketing services we offer. Likewise, any acceleration of the domestic and/or international transition to a low-carbon economy as a result of the Inflation Reduction Act, Pub. L. 117-169, or due to other law, may impact the price of and demand for our services.

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

Employees

As of the date of this Prospectus, we have approximately 150 employees, consisting of our CEO, CFO, COO, General Counsel, several division presidents and vice-presidents, approximately 60 non-drivers/administrative staff, and over 80 truck drivers, as well as numerous independent contractors. None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are satisfactory.

Properties

We currently lease executive office space in Houston, Texas, Dallas, Texas, and Laguna Hills, California. Through our subsidiaries we own (i) approximately 60 acres of land in Frio, Texas, which has an office warehouse facility and yard related to our trucking operations, and (ii) approximately 25 acres of land in Blaine, Oklahoma, related to our crude oil pipeline and exclusive connected blending and processing facility. We also own and operate fifteen (15) crude oil pipeline injection truck stations, located in Texas, New Mexico and North Dakota, as well as two operational major crude oil gathering, storage and transportation facilities located in Colorado City, Texas, and Delhi, Louisiana. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

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

On October 1, 2024, the Company acquired a lease agreement for land, building, yard and improvements in Monohans, Texas related to operating a trucking yard and shop. Commencing on May 1, 2021, the five-year lease terminates on April 30, 2026.

On October 1, 2024, the Company acquired multiple lease agreements for 10 acres of land, building, yard and improvements in Reeves County, Texas related to operating a trucking yard and shop. Commencing on January 1, 2024, seventeen-month lease terminates on May 31, 2025.

History

We were originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, we converted to a Nevada corporation and changed our name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

On August 1, 2022, we acquired all of the issued and outstanding membership interests in each of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”), White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) (the “Membership Interests”), making SFD and WCCC wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million, after post-closing adjustments, and was paid to the Sellers in a combination of 3,009,552 shares of our common stock, par value $0.001 per share valued at an aggregate of $4,287,655, secured three-year promissory notes in the aggregate principal amount of $28,664,284, and the assumption of certain liabilities of SFD and WCCC. The sellers are beneficially owned by our now chairman, chief executive officer and principal shareholder, James Ballengee.

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and a performance adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock The consolidated financial statements of the Endeavor Entities for the nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022 are attached hereto as Exhibits 99.1 and 99.2.

On February 11, 2025, in order to assist our management in managing our new, combined business operations, we entered into a Consulting Agreement with WSGS, LLC, which has extensive experience in assisting public companies in the energy sector. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3 million per year, payable in registered shares of our common stock. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that Client entered into an Agreement and Plan of Merger (the “Merger Agreement”) with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock.

We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), and Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), Meridian Equipment Leasing, LLC, a Texas limited liability company (since October 1, 2024), which owns CPE Gathering Midcon, LLC, a Delaware limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company (since October 1, 2024), which owns ET EmployeeCo, LLC, a Pennsylvania limited liability company, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

Legal Proceedings

SRAX, Inc. v. Vivakor, Inc., et al., Case No. 2023CUB014131 (Sup. Ct. Ventura Cty., Cal.—Sept. 18, 2023)—Plaintiff asserts claims for breach of contract for Defendant’s failure to pay Plaintiff for financial technology services. Plaintiff seeks $28,000 in damages, and 173,972 shares of the Company’s common stock for liquidated damages through the date of the Complaint, with further liquidated damages continuing to accrue. Defendant disputes Plaintiff’s claims on grounds that the services were not rendered in accordance with the contract, and that Plaintiff terminated the contract. The Defendant did not timely file an Answer and the Plaintiff moved for a default judgment. Defendant intends to vigorously defend Plaintiff’s claims. Defendant has not reserved anything for this dispute.

Julie Ridenhour Tonroy, as the Personal Representative of the Estate of John Ridenhour, Deceased, v. Endeavor Crude, LLC, et al., Case No. CJ-2024-40, Blaine Cty. Dist. Ct., Okla.—Sept. 24, 2024)—Plaintiff asserts claims of negligence, respondent superior, and wrongful death of decedent related to a motor vehicle accident involving a driver for Endeavor Crude, LLC while operating motor vehicle equipment owned or leased by Meridian Equipment Leasing, LLC, both subsidiaries of the Company, and presently seeks damages in excess of $1,000,000. The case is set for trial in September 2025. Defendants have not reserved anything for this dispute.

Miguel Angel Munoz, et al., v. Endeavor Crude, LLC, et al., No. D-101-CV-2023-02491 (1st Dist. Ct., Santa Fe Cty., New Mex.—Oct. 11, 2023)—Plaintiff suffered injuries in connection with a motor vehicle accident involving Plaintiff and an Endeavor Crude, LLC (“EC”) driver and tractor-trailer. Plaintiff alleges negligence, respondeat superior, negligent entrustment, hiring, retention, supervision and training, and is presently seeking damages in excess of $2,000,000. Defendant is vigorously contesting the case and has not reserved anything for this dispute. Defendant believes certain costs for the defense and prospective liability are covered by applicable insurance policies.

Misty Kitson, Blaine County Assessor v. Meridian Equipment Leasing, LLC, Case No. EQ-2023-57 (Ct. of Tax Review, Okla.—Aug. 2, 2023)—Plaintiff governmental taxing authority seeks appeal of Defendant’s fair cash value valuation of certain personal property in Blaine County, Oklahoma. Plaintiff seeks a property tax valuation far in excess of Defendant’s valuation, and seeks overdue taxes in excess of $1,126,005.22, plus statutory interest, penalties, and fees. The case is in discovery. Defendant is vigorously contesting the case based on the property’s sale valuation as established by written agreement.

Novella Strmiska v. Endeavor Crude, LLC, et al., Case No. 25-01-00013-CVK (81st Dist. Ct., Karnes Cty., Tex.—Jan. 27, 2025)—Plaintiff alleges breach of contract, trespass to land, trespass to chattels, negligence, and unjust enrichment, seeking damages, interest, attorneys’ fees, and costs of court, in relation to a commercial truck yard lease. Defendants intend to vigorously contest the case based on false invoices.

Mikasa McKnight v. Endeavor Crude, LLC, et al., Case No. 202422195 (190th Dist. Ct., Harris Cty., Tex.—Jul. 2, 2024)—Plaintiff alleges negligence, negligent hiring, negligent entrustment, and respondeat superior relating to a motor vehicle accident involving a tractor-trailer operated under the motor carrier authority of Defendant EC, and seeks damages in excess of $1,000,000. Defendant EC is contesting the case. The case is set for trial on August 4, 2025. Defendant is vigorously contesting the case, and Defendant’s defense and prospective liability are covered by applicable insurance policies.

Echo Contracting, LLC v. CPE Gathering Midcon, LLC, et al., Case No. CJ-2025-73 (Dist. Ct., Blaine Cty., Okla.—Feb. 14, 2025)—Plaintiff Echo Contracting asserted claims of breach of contract, quantum meriut, and foreclosure of mechanics and materialmen’s lien filed in Blaine County against properties of Defendants. Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. settled such claims pursuant to confidential agreement March 28, 2025, and such claims are pending dismissal and such liens are pending release. Co-Defendant Validus Energy II Midcon, LLC prevailed upon a motion to consolidate Case No. CJ-2025-73 with the proceeding. Defendant Validus Energy II Midcon, LLC has levied claims for declaratory judgment, indemnification, contribution, and unjust enrichment against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. and seeks damages of $431,652.42, plus attorney’s fees.

Gudeil Gonzales, et al. v. Equipment Transport, LLC, et al., Case No. 202508937 (165th Dist. Ct., Harris Cty., Tex.—Feb. 7, 2025)—Lead Plaintiff, a former field employee of ET EmployeeCo, LLC f/k/a PWS EmployeeCo, LLC, asserts claims for negligence, gross negligence, and premises liability in connection with a jobsite injury, and seek damages in excess of $1,000,000, plus interest, fees, and costs. Defendant intends to vigorously contest the suit. Defendant ET has not reserved anything for the dispute.

Vivakor, Inc. v. Al-Dali International General Trading and Contracting Company, et al., Case No. JDFC603 251052410 (Kuwait Court of First Instance, Mar. 25, 2025)—Plaintiff has asserted claims for breach of contract, unjust enrichment, and injunctive relief against Defendants Al-Dali Global Trading and Contracting Company, Al-Sayer Construction General Trading and Contracting Company, and Kuwait Oil Company relating to the placement and operation of oilfield remediation processing equipment in Kuwait.

Item 1A - Risk Factors

Risks Related to Our Company

Our revenues are substantially dependent on ongoing oil and natural gas exploration, development and production activity on or around our facilities and in basins in which we have established trucking operations. If exploration and production companies do not maintain drilling, completion and production activities on or around those areas, the demand for the use of our transportation and facilities, as well as the marketing activities and revenue we obtain related to those businesses, could be reduced, which could have a material adverse effect on our results of operations, cash flows and financial position.

We are not an exploration and production company, and we have no control over the oil and natural gas development activity on or around our facilities and assets. The willingness and ability of exploration and production companies to continue development activities on and around our facilities and assets is dependent on a variety of factors that are outside of their and our control, including:

●	the demand for and supply of oil and natural gas;

●	the capital costs required for drilling, completion and production activities, which could be significantly more than anticipated;

●	the ability to access, and cost of, capital

●	prevailing oil and natural gas prices;

●	the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel

●	the producers’ expected return on investment in wells drilled on or around our land as compared to opportunities in other areas; and

●	regulatory developments.

The customer agreements we enter into and the petroleum commodities we sell in the marketplace are substantially dependent on drilling, completion and production activities by exploration and production companies near and around our facilities and transportation assets. Similarly, the revenues we earn from White Claw Crude, LLC (“WC Crude” or White Claw”) are substantially dependent on those same activities. White Claw Crude is controlled by James Ballengee, our Chief Executive Officer and member of our Board of Directors. If exploration and production companies do not maintain such activities near our facilities and transportation assets, their demand for the use of assets and transportation logistics services will decline, negatively impacting our results of operations, cash flows and financial position.

Demand for the use of our assets, as well as the revenues provided by White Claw, depends substantially on capital spending by producers to develop and produce oil and natural gas in the area. These expenditures are generally dependent on such producers’ overall financial position, capital allocation priorities and ability to access capital, and their views of future demand for, and prices of, oil and natural gas. Volatility in oil or natural gas prices (or the perception that oil or natural gas prices will decrease) affects such producers’ capital expenditures and willingness to pursue development activities. This, in turn, could lead to lower demand for the use of our assets and services, delays in payment of, or nonpayment of, amounts that are owed to us and cause lower rates and lower utilization of our transportation assets, facilities, and may negatively impact our marketing activities. For additional information, please see below, The willingness of exploration and production companies to engage in drilling, completion and production activities on and around our land is substantially influenced by the market prices of oil and natural gas, which are highly volatile. A substantial or extended decline in oil and natural gas prices may adversely affect our results of operations, cash flows and financial position.

For the year ended December 31, 2024, on an actual basis, we and the Endeavor Entities received approximately 75.76% of our total revenues from two major customers. While we expect these revenue streams to be recurring, our contracts with our significant customers, which represent a large portion of our revenues, typically do not contain minimum volume commitment provisions for transportation or processing of petroleum commodities or produced water volumes handled. As a result, our revenues are dependent on ongoing demand from these customers, which may decrease due to factors beyond our control. Our producer customers make all decisions as to investments in, and production from, their wells, and our revenues are dependent upon decisions made by such producers, among other factors. For example, we cannot control whether a producer chooses to develop a property or the success of drilling and development activities, which depend on a number of factors under the control of such producer. There can be no assurance that such producers will take actions or make decisions that will be beneficial to us, which could result in adverse effects on our results of operations, cash flows and financial position.

The willingness of exploration and production companies to engage in drilling, completion and production activities near our facilities and transportation assets is substantially influenced by the market prices of oil and natural gas, which are highly volatile. A substantial or extended decline in oil and natural gas prices may adversely affect our results of operations, cash flows and financial position.

Market prices for oil and natural gas are volatile and a decrease in prices could reduce drilling, completion and production activities by producers on or around our land, resulting in a reduction in the use of transportation and facilities services, as well as the amount of revenues we receive from marketing activities. The market prices for oil and natural gas are subject to U.S. and global macroeconomic and geopolitical conditions, among other things, and, historically, have been subject to significant price fluctuations and may continue to change in the future. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control and the control of producers on or around our land, such as:

●	general market conditions, including macroeconomic trends, inflation, elevated interest rates and associated policies of the Federal Reserve;

●	the domestic and foreign supply of and demand for oil and natural gas;

●	the price and quantity of foreign imports and U.S. exports of oil and natural gas;

●	market expectations about future prices of oil and natural gas;

●	oil and natural gas drilling, completion and production activities and the cost of such activities;

●	political and economic conditions and events domestically, including the U.S. presidential and congressional elections in the fall of 2024 election and any resultant political uncertainty, and in foreign oil and natural gas producing countries, including embargoes, increased hostilities in the Middle East, including Iran, and other sustained military campaigns, the Russia-Ukraine war and associated economic sanctions on Russia, as well as the Israel-Hamas conflict, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;

●	the ability of and actions taken by members of the Organization of Petroleum Exporting Countries (“OPEC”), Russia and other allied producing countries (together with OPEC, “OPEC+”) and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;

●	the impact on worldwide economic activity of an epidemic, pandemic, outbreak of disease, or other public health event;

●	the level of consumer product demand and efforts to accelerate the transition to a low-carbon economy;

●	weather conditions, such as winter storms, earthquakes, fires, hurricanes, and flooding, and other natural disasters;

●	weather conditions, such as winter storms, earthquakes and flooding, and other natural disasters;

●	U.S., non-U.S., and foreign governmental regulations and energy policy, including environmental initiatives and taxation;

●	changes in global and domestic political and economic conditions, both generally and in the specific markets in which we operate;

●	the effects of litigation;

●	physical, electronic and cybersecurity breaches;

●	shareholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas to minimize emissions of carbon dioxide, a global greenhouse gas;

●	the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation infrastructure;

●	technological advances affecting energy consumption, energy storage and energy supply;

●	the price and availability of alternative fuels;

●	the impact of energy conservation efforts.

These factors have at times resulted in, and may in the future result in, a reduction in global economic activity and volatility in the global financial markets and make it extremely difficult to predict future oil and natural gas price movements with certainty. A sustained decline in oil and natural gas prices may reduce the amount of oil and natural gas that can be produced economically by producers on or around our land, which may reduce such producers’ willingness to develop such land and hire our transportation assets and facilities services. Producers near or around our transportation assets and facilities could also determine during periods of low oil and natural gas prices to shut-in or curtail production from wells on such land, or plug and abandon marginal wells that otherwise may have been allowed to continue to produce for a longer period under conditions of higher prices. The scale and duration of the impact of these factors cannot be predicted but could lead to an increase in our customers’ operating costs or a decrease in our or our customers’ revenues, and any substantial decline in the price of oil and natural gas or prolonged period of low oil and natural gas prices may materially and adversely affect our results of operations, cash flows and financial position.

We may not be successful in pursuing additional commercial opportunities for our facilities and transportation assets.

Future growth may place strains on our resources, possibly negatively affecting our results of operations, cash flows and financial position. Our ability to grow will depend on a number of factors, including:

●	investment by our customers in drilling and development area in our core areas of operations;

●	the amount of produced water use and associated prices for such produced water;

●	future and existing limitations imposed by law or environmental regulations;

●	oil and natural gas prices;

●	our ability to develop existing and future projects, including petroleum and produced water processing facilities;

●	our ability to identify and acquire accretive acquisitions;

●	our ability to continue to retain and attract skilled personnel;

●	our ability to maintain or enter into new relationships with customers; and

●	our access to, and cost of, capital in the event we pursue future acquisitions.

We may also be unable to make attractive acquisitions, which could inhibit our ability to grow, or we could experience difficulty commercializing any acquired assets or facilities. It may be difficult to identify attractive acquisition opportunities and, even if such opportunities are identified, our existing and/or future debt agreements contain, or may contain, limitations on our ability to enter into certain transactions, which could limit our future growth.

Our construction of new facilities and infrastructure and successful execution upon our growth plans is subject to regulatory, construction, supply chain and other risks common in the development and operation of facilities and other infrastructure.

We intend to grow our business through revenues and contracts tied to newly-constructed facilities. Facility construction projects involve numerous regulatory, environmental, political and legal uncertainties, including political opposition by environmental groups, local groups and other advocates. Such opposition can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings related to our permitting efforts or otherwise involving their assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation of our assets or their business. There can be no assurance that such infrastructure will be developed at all or that we will complete these projects on schedule or at an economical cost, and we may not realize the anticipated benefits of such projects.

We may also encounter technical difficulties during the construction of such infrastructure leading to a reduction in capacity or a shorter useful life. Moreover, we may undertake expansion projects to capture anticipated future growth that does not materialize or for which they are unable to acquire new customers. As a result, the new facilities and infrastructure developed by us may not be able to attract enough demand to achieve their expected investment return, which could materially and adversely affect our results of operations, cash flows and financial position.

In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property or the environment or lead to extended interruptions of operations. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits our customers require to conduct their operations to be withheld, delayed or burdened by requirements that restrict our customers’ ability to profitably conduct their business. Any such event that delays or otherwise interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our revenue in respect of use of existing transportation and facilities assets as well as our future development of facilities.

Technological advancements in connection with alternatives to hydraulic fracturing could decrease the demand for our produced water sales and the Endeavor Entities’ produced water transportation and handling operations.

Wide-scale development of techniques to recycle produced water for use in completion activities or otherwise could adversely affect the amount of produced water transported to and handled by our transportation fleet, which could materially and adversely affect our results of operations, cash flows and financial position. Some exploration and production companies are focusing on developing and utilizing non-water fracturing techniques, including those utilizing propane, carbon dioxide or nitrogen instead of water. If producers in the Permian and Eagle Ford Basins begin to shift their fracturing techniques to waterless fracturing in the development of their wells, our produced water transportation business could be materially and negatively impacted.

Our RPC services will be at an early operational stage after operations commence, and the success of these services is subject to the substantial risks inherent in the establishment of a new business venture.

Our RPC services will be in an early operational stage after operations commence, and our initial operations will focus on the remediation of soil and the extraction of hydrocarbons, such as oil, from properties contaminated by or laden with heavy crude oil and hydrocarbon-based substances. Thereafter, we plan for the second stage of our operational strategy related to our RPCs, which involves the selling the asphaltic cement and/or other petroleum-based products we are able to produce from the hydrocarbons we recover.

Our services related to our RPCs may not prove to be successful. We currently have two RPCs in Kuwait but neither are presently engaged in remediation operations and we have fully-impaired the value of these two RPCs in our financial statements as of December 31, 2024. We will need to deploy these two RPC and scale our remediation business beyond these two RPCs and demonstrate that our scaled-up recovery and remediation business can be profitable. Any future success that we may enjoy related to our RPC business will depend on many factors, some of which may be beyond our control, and others which cannot be predicted at this time.

We have historically suffered net losses, and we may not be able to sustain profitability.

We had an accumulated deficit of approximately $99 million as of December 31, 2024, and we expect to continue to incur significant development expenses in the foreseeable future related to the completion of the development and commercialization of our sites and products. As a result, we are incurring operating and net losses, and it is possible that we may never be able to sustain the revenue levels necessary to achieve and sustain profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our financial condition casts doubts about our ability to continue as a going concern.

As a result of our financial condition, there is uncertainty regarding our ability to continue as a going concern. To that end, our independent registered public accounting firm for our financial statements for the year ended December 31, 2024 has included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

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

We depend on the continued services of our key personnel, including James Ballengee, our Chief Executive Officer, Tyler Nelson, our Chief Financial Officer, Russ Shelton, our Executive Vice President and Chief Operating Officer, and Pat Knapp, our Executive Vice President, General Counsel & Secretary. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

We may have difficulty raising additional capital, which could deprive us of necessary resources, and you may experience dilution or subordinate stockholder rights, preferences and privileges as a result of our financing efforts.

We expect to continue to devote significant capital resources to fund the continued development of our sites and related technologies, as well as for potential acquisitions. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt or equity financing or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technologies by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to obtain additional capital during 2025 through financing structures for our sites. Unless we can achieve and sustain profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan.

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

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to shareholders: Potential dilutive instruments as of December 31, 2024 include the following: convertible notes payable, which are convertible into approximately 1,044,477 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 2,038,673 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 477,809 shares of common stock. The Company also has warrants outstanding to purchase 399,040 shares of common stock as of December 31, 2024.

Our business plan includes operating internationally, which subjects us to a number of risks.

Our strategic plans include international operations, such as our projects in the Middle East. We intend to use our proprietary RPC technology system and develop, construct and potentially sell our RPC system in international locations. Risks inherent to international operations include the following:

●	inability to work successfully with third parties having local expertise to co-develop international projects;

●	multiple, conflicting and changing laws and regulations, including export and import restrictions, tax laws and regulations, environmental regulations, labor laws and other government requirements, approvals, permits and licenses;

●	difficulties in enforcing agreements in foreign legal systems;

●	changes in general economic and political conditions in the countries in which we operate, including changes in government incentives relating to oil remediation;

●	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

●	difficulties and costs in recruiting and retaining individuals skilled in international business operations;

●	international business practices that may conflict with U.S. customs or legal requirements;

●	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

●	fluctuations in currency exchange rates relative to the U.S. dollar;

●	inability to obtain, maintain or enforce intellectual property rights

●	fluctuations in oil prices; and

●	Tariffs and trade wars between countries.

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

We have identified material weaknesses in our internal controls related to the segregation of duties and financial reporting process within our internal controls. As of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that: (1) we did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. (2) Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (3) We did not always follow certain review and authorization procedures related to corporate governance and the release of information to the public. After failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the executive or independent Board of Director level over certain accounting and risk assessments or the timely reporting of material transactions. We also did not achieve adequate review of certain public reports and disclosures prior to the public disclosure of the information. We believe we may be able to substantially resolve our identified material weakness in our internal controls in the future as we continue to hire personnel to fulfill the duties related to the financial reporting process and growth in our business. There can be no assurances that weakness in our internal controls will not occur in the future.

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

Our prospective customers operate in the oil and gas industry. As a result, we will be subject to the success of the oil and gas industry, which is subject to substantial volatility based on numerous worldwide factors. A decline in the price of crude oil or natural gas will have a material adverse effect on our business, financial condition, results of operations and cash flows. The oil and gas industry is competitive in all its phases. Competition in the oil and gas industry is intense. Our customers could include competitors such as oil and gas companies that have substantially greater financial resources, staff and facilities than those of our customers and lessees. Competitive factors in the distribution and marketing of oil and other hydrocarbon products include price and methods and reliability of delivery.

Within the oil remediation market, demand for our services will be limited to a specific customer base and highly correlated to the oil and gas industry. The oil and gas industry’s demand for equipment is affected by a number of factors including the volatile nature of the oil industry’s business, increased use of alternative types of energy and technological developments in the oil remediation process. A significant reduction in the target market’s demand for oil and gas would reduce the demand for the equipment, which would have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.

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

A substantial portion of our operating assets are located in the Permian and Eagle Ford Basins, making us vulnerable to risks associated with geographic concentration in two geographic areas.

While we have positions in every major oil and natural gas-producing basin in the contiguous lower 48 states, our assets are disproportionately located in the Permian and Eagle Ford Basins of Texas and New Mexico, making us vulnerable to risks associated with geographic concentration in those areas. In particular, we and our customers may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from oil and natural gas wells in this area, availability of equipment, facilities, personnel or services, market limitations, governmental regulation and political activities, processing or transportation capacity constraints, natural disasters, adverse weather conditions, water shortages or other drought related conditions or interruption of the processing or transportation of oil and natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the South Karnes Trough or the Delaware Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions.

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

We currently have a limited number of customers for our crude oil gathering, transportation and terminaling services and our RPC services. The failure to obtain additional customers or the loss of all or a portion of the revenues attributable to any current or future customer as a result of competition, creditworthiness, inability to negotiate extensions or replacement of contracts or otherwise could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we are able to begin operations with our RPCs and remediation services we could incur substantial losses from those operations.

In the event we are not able to successfully set up and/or refurbish our RPCs located in Kuwait or obtain a contract for remediation services in the area to be able to operate we could incur substantial losses from those operations and in then having to potentially move the RPCs to another location due to those losses.

Under our agreement with Maxus Capital Group, LLC (“Maxus”), we are building out a facility on land we lease near Houston, Texas and are obligated to pay Maxus approximately $58,000 per month for four years. In the event we are not able to complete the facility and commence remediation operations we could default on our obligation to Maxus, which could cause us substantial losses.

The current Israeli/Hamas conflict could impact our ability to operate in the Middle East in the future.

Any escalation in the current Israeli/Hamas conflict could involve additional Middle East countries and could impact our ability to operate our RPCs located in Kuwait in the future, which could have a material impact on our Middle East projects and our ability to monetize those projects in the future.

We are subject to the significant influence of one of our current officers and directors, and his interests may not always coincide with those of our other stockholders.

James Ballengee, one of our officers and directors, and Chairperson of the Board of Directors, beneficially owns approximately 43.63% of our outstanding Common Stock. As a result, Mr. Ballengee is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Ballengee may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

Because a significant portion of our future revenue growth is expected to be derived from WC White Claw, any development that materially and adversely affects their business, operations or financial condition could have a material adverse impact on us.

WC Crude is anticipated to be, among our most significant customers and is expected to play an increasingly important role in our financial performance over the long term. Accordingly, we are indirectly subject to the business risks faced by WC Crude. Because a significant portion of our revenues is derived from WC Crude, any development that materially and adversely affects WC Crude’s businesses, operations or financial condition could have a material adverse impact on us.

In addition, if WC Crude is unable to enter into favorable commodity marketing contracts or to obtain the necessary trade credit on favorable terms, it may not be able to perform its obligations as anticipated, or at all, which could negatively affect our results of operations, cash flows and financial position.

We will continue to be subject to competition in both of our business segments.

In the crude oil gathering, storage and transportation business many of our competitors are large tank farm businesses and if one or more of them built storage tanks and/or facilities near our current facilities they could compete with us for business at our current location. As larger companies, they have greater resources than we do to compete for business in our area and may be able to price us out of business.

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

The availability and reliability of transportation and fluctuation in transportation costs could negatively impact our business. Transportation logistics may play an important role in the sale of our products and related services and in the oil industry generally. Delays and interruptions of transportation logistics services because of accidents, failure to complete construction of infrastructure, infrastructure damage, lack of capacity, weather-related problems, governmental regulation, terrorism, strikes, lock-outs, third-party actions or other events could impair the operations of our customers and may also directly impair our ability to commence or complete production or services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

When operational, our RPCs depend on our ability to manufacture various pieces of equipment, many of which are quite large. Any disruption in our manufacturing ability will adversely affect our business and operations.

Our RPCs are not currently in operation. When operational, our RPCs involve manufacturing and plant operation risks of delay that may be outside of our control. Production or services may be delayed or prevented by factors such as adverse weather, strikes, energy shortages, shortages or increased costs of materials, inflation, environmental conditions, legal matters and other unknown contingencies. Our RPCs also require certain manufacturing apparatus to manufacture the equipment. If the manufacturing apparatus were to suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair such apparatus in a timely manner or at a reasonable cost, which would impact our ability to stay in production or service. Any significant downtime of the equipment manufacturing could impair our ability to produce for or serve customers and materially and adversely affect our results of operations. In addition, changes in the equipment plans and specifications, delays due to compliance with governmental requirements or impositions of fees or other delays could increase production costs beyond those budgeted for the business. If any cost overruns exceed the funds budgeted for operations, the business would be negatively impacted.

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

Although our shares of Common Stock are listed on The Nasdaq Capital Market, our shares of Common Stock are subject to potential delisting if we do not meet or continue to maintain the listing requirements of The Nasdaq Capital Market.

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

We are not in the business of buying and selling securities of other companies. As our strategy had involved the Company investing in other companies, including Scepter Holdings, it is possible that we could be deemed an investment company, although, given the nature and extent of our business operations, we do not believe that we are or will be subject us to the Investment Company Act. Our investment in Scepter Holdings arose from loan agreements that were settled in the form of equity because cash was not available for the borrowers to pay the loans in cash. The Company has not traded or sold any securities of other companies that it has acquired. For those LLCs for which the Company serves as manager, it has been disclosed in the business plan of these LLCs that their primary business is related to our administration, or our operations, or our proposed future operations. These entities do not engage in activities such as investing, reinvesting, owning, holding or trading “investment securities,” and neither the units of ownership for these entities, nor rights to royalties, have any market and are not traded, and such interests are accounted for at cost.

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

Item 2 - Properties

We currently lease executive office space in Houston, Texas, Dallas, Texas, and Laguna Hills, California. Through our subsidiaries we own (i) approximately 60 acres of land in Frio, Texas, which has an office warehouse facility and yard related to our trucking operations, and (ii) approximately 25 acres of land in Blaine, Oklahoma, related to our crude oil pipeline and exclusive connected blending and processing facility. We also own and operate fifteen (15) crude oil pipeline injection truck stations, located in Texas, New Mexico and North Dakota, as well as two operational major crude oil gathering, storage and transportation facilities located in Colorado City, Texas, and Delhi, Louisiana. We believe these facilities are in good condition but that we may need to expand our leased space and warehouses as business increases.

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

On October 1, 2024, the Company acquired a lease agreement for land, building, yard and improvements in Monohans, Texas related to operating a trucking yard and shop. Commencing on May 1, 2021, the five-year lease terminates on April 30, 2026.

On October 1, 2024, the Company acquired multiple lease agreements for 10 acres of land, building, yard and improvements in Reeves County, Texas related to operating a trucking yard and shop. Commencing on January 1, 2024, seventeen-month lease terminates on May 31, 2025.

Item 3 - Legal Proceedings

SRAX, Inc. v. Vivakor, Inc., et al., Case No. 2023CUB014131 (Sup. Ct. Ventura Cty., Cal.—Sept. 18, 2023)—Plaintiff asserts claims for breach of contract for Defendant’s failure to pay Plaintiff for financial technology services. Plaintiff seeks $28,000 in damages, and 173,972 shares of the Company’s common stock for liquidated damages through the date of the Complaint, with further liquidated damages continuing to accrue. Defendant disputes Plaintiff’s claims on grounds that the services were not rendered in accordance with the contract, and that Plaintiff terminated the contract. The Defendant did not timely file an Answer and the Plaintiff moved for a default judgment. Defendant intends to vigorously defend Plaintiff’s claims. Defendant has not reserved anything for this dispute.

Julie Ridenhour Tonroy, as the Personal Representative of the Estate of John Ridenhour, Deceased, v. Endeavor Crude, LLC, et al., Case No. CJ-2024-40, Blaine Cty. Dist. Ct., Okla.—Sept. 24, 2024)—Plaintiff asserts claims of negligence, respondent superior, and wrongful death of decedent related to a motor vehicle accident involving a driver for Endeavor Crude, LLC while operating motor vehicle equipment owned or leased by Meridian Equipment Leasing, LLC, both subsidiaries of the Company, and presently seeks damages in excess of $1,000,000. The case is set for trial in September 2025. Defendants have not reserved anything for this dispute.

Miguel Angel Munoz, et al., v. Endeavor Crude, LLC, et al., No. D-101-CV-2023-02491 (1st Dist. Ct., Santa Fe Cty., New Mex.—Oct. 11, 2023)—Plaintiff suffered injuries in connection with a motor vehicle accident involving Plaintiff and an Endeavor Crude, LLC (“EC”) driver and tractor-trailer. Plaintiff alleges negligence, respondeat superior, negligent entrustment, hiring, retention, supervision and training, and is presently seeking damages in excess of $2,000,000. Defendant is vigorously contesting the case and has not reserved anything for this dispute. Defendant believes certain costs for the defense and prospective liability are covered by applicable insurance policies.

Misty Kitson, Blaine County Assessor v. Meridian Equipment Leasing, LLC, Case No. EQ-2023-57 (Ct. of Tax Review, Okla.—Aug. 2, 2023)—Plaintiff governmental taxing authority seeks appeal of Defendant’s fair cash value valuation of certain personal property in Blaine County, Oklahoma. Plaintiff seeks a property tax valuation far in excess of Defendant’s valuation, and seeks overdue taxes in excess of $1,126,005.22, plus statutory interest, penalties, and fees. The case is in discovery. Defendant is vigorously contesting the case based on the property’s sale valuation as established by written agreement.

Novella Strmiska v. Endeavor Crude, LLC, et al., Case No. 25-01-00013-CVK (81st Dist. Ct., Karnes Cty., Tex.—Jan. 27, 2025)—Plaintiff alleges breach of contract, trespass to land, trespass to chattels, negligence, and unjust enrichment, seeking damages, interest, attorneys’ fees, and costs of court, in relation to a commercial truck yard lease. Defendants intend to vigorously contest the case based on false invoices.

Mikasa McKnight v. Endeavor Crude, LLC, et al., Case No. 202422195 (190th Dist. Ct., Harris Cty., Tex.—Jul. 2, 2024)—Plaintiff alleges negligence, negligent hiring, negligent entrustment, and respondeat superior relating to a motor vehicle accident involving a tractor-trailer operated under the motor carrier authority of Defendant EC, and seeks damages in excess of $1,000,000. Defendant EC is contesting the case. The case is set for trial on August 4, 2025. Defendant is vigorously contesting the case, and Defendant’s defense and prospective liability are covered by applicable insurance policies.

Echo Contracting, LLC v. CPE Gathering Midcon, LLC, et al., Case No. CJ-2025-73 (Dist. Ct., Blaine Cty., Okla.—Feb. 14, 2025)—Plaintiff Echo Contracting asserted claims of breach of contract, quantum meriut, and foreclosure of mechanics and materialmen’s lien filed in Blaine County against properties of Defendants. Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. settled such claims pursuant to confidential agreement March 28, 2025, and such claims are pending dismissal and such liens are pending release. Co-Defendant Validus Energy II Midcon, LLC prevailed upon a motion to consolidate Case No. CJ-2025-73 with the proceeding. Defendant Validus Energy II Midcon, LLC has levied claims for declaratory judgment, indemnification, contribution, and unjust enrichment against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. and seeks damages of $431,652.42, plus attorney’s fees.

Gudeil Gonzales, et al. v. Equipment Transport, LLC, et al., Case No. 202508937 (165th Dist. Ct., Harris Cty., Tex.—Feb. 7, 2025)—Lead Plaintiff, a former field employee of ET EmployeeCo, LLC f/k/a PWS EmployeeCo, LLC, asserts claims for negligence, gross negligence, and premises liability in connection with a jobsite injury, and seek damages in excess of $1,000,000, plus interest, fees, and costs. Defendant intends to vigorously contest the suit. Defendant ET has not reserved anything for the dispute.

Vivakor, Inc. v. Al-Dali International General Trading and Contracting Company, et al., Case No. JDFC603 251052410 (Kuwait Court of First Instance, Mar. 25, 2025)—Plaintiff has asserted claims for breach of contract, unjust enrichment, and injunctive relief against Defendants Al-Dali Global Trading and Contracting Company, Al-Sayer Construction General Trading and Contracting Company, and Kuwait Oil Company relating to the placement and operation of oilfield remediation processing equipment in Kuwait.

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

Holders

As of April 14, 2025, there were 44,575,570 shares of Common Stock outstanding held by approximately 518 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There are warrants to purchase 399,040 shares of common stock issued and outstanding as of April 14, 2025.

Preferred Stock.

We are authorized to issue 15,000,000 shares of preferred stock, par value $0.001. We currently have one series of preferred stock designated, namely our Series A Preferred Stock. Our preferred stock is “blank check preferred” whereby our Board of Directors may create a series of preferred stock and set the rights and preferences of such preferred stock, without further shareholder approval. The availability or issuance of preferred shares in the future could delay, defer, discourage or prevent a change in control. We previously had five series of preferred stock designated entitled Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock. On February 6, 2025 we filed a Certificate of Amendment to our Articles of Incorporation (deemed to be effective for accounting purposes as of October 1, 2024) which withdrew those prior series of preferred stock. Our current Series A Preferred Stock was created on February 14, 2025 and has 150,000 shares authorized with 107,789 shares of outstanding, which shares were deemed to be issued as of October 1, 2024 for accounting purposes. Our Series A Preferred Stock has a stated value of $1,000 per share, as an annual dividend rate equal to six percent (6%) of the stated value per share, with such dividends payable in shares of our common stock, has liquidation preference, has no voting rights, and are only convertible into shares of common stock at the decision of the company, subject to certain ownership limitations.

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

Our Series A Preferred Stock earns an annual dividend of 6% of the stated value of the stock, which dividend is paid in equal quarterly installments in shares of our common stock unless such issuance would cause the holder of the Series A Preferred Stock to exceed certain beneficial ownership limitations, and such a situation the dividend will accrue until such time as the shares are able to be issued.

Securities Authorized for Issuance under Equity Compensation Plans

On November 10, 2023, our 2023 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock. The Plan’s number of authorized shares is 40,000,000. As of April 14, 2025, no options had been granted or exercised under the Plan. As of April 14, 2025, there were stock awards granted of 4,429,431 shares of common stock under the plan. As of April 14, 2025, the Plan had 3,817,383 vested shares and 612,048 non-vested shares underlying the stock awards. We have not issued any other type of equity awards under the Plan.

On February 14, 2022, our 2021 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors. The Plan’s number of authorized shares is 2,000,000. As of April 14, 2025, there were stock options and awards granted to acquire 1,668,983 shares of common stock at a weighted exercise price of $1.97 per share under the plan. As of April 14, 2025, the Plan had 1,721,761 vested shares and no non-vested shares underlying the stock options. As of April 14, 2025, no options had been exercised under the Plan. We have not issued any other type of equity awards under the Plan. The stock options issued under the Plan are held by certain of our current and former executive officers.

Recent Issuance of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act in the last fiscal year. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

2025

On April 11, 2025, we issued Cedarview Capital Management LLC, and its assignees, 300,000 shares of our restricted common stock. The shares were issued pursuant to the terms of a Side Letter with an effective date of April 9, 2025, which modified and extended the repayment terms of the Secured Promissory Note dated October 31, 2024 held by Cedarview.

On April 11, 2025, we issued 350,000 shares of our restricted common stock to Justin Ellis pursuant to a conversion notice we received from Mr. Ellis notifying us of his desire to convert $350,000 owed to him under that certain Convertible Promissory Note dated July 7, 2024.

On April 11, 2025, we issued an aggregate of 1,298,453 shares of our restricted common stock for four months of dividends to the holders of our Series A Preferred Stock. Of those shares, 884,037 were issued to Jorgan Development, LLC and 8,933 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

On April 11, 2025, we issued 107,789 shares of our Series A Preferred Stock to the sellers, or their assignees, in the Endeavor Entities transaction. These shares represented the preferred stock portion of the purchase price for the transaction, including any post-closing adjustments. Of these shares, 84,931 shares went to Jorgan Development, LLC and 858 shares went to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer. The Series A Preferred Stock does not have voting rights and is only convertible by the Company. The shares do have a 6% annual dividend, based on the $1,000 stated per share value of the Series A Preferred Stock, payable in shares of our common stock.

On February 26, 2025, we issued Tysadco Partners, LLC 139,535 restricted shares for payment of $180,000 in outstanding invoices.

On February 26, 2025, we issued the Sellers in the acquisition of the Endeavor Entities transaction an additional 24,291 shares of our common stock and on April 11, 2025 107,789 shares of our Series A Preferred Stock as part of the consideration, all of which are considered to have been issued as of December 31, 2024 for accounting purposes.

On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with Mr. Les Patterson, our Vice President, Operations & Construction. Mr. Patterson’s Employment Agreement misstated Mr. Patterson’s annual equity compensation, which was agreed to be annual equity compensation equal to not less than One Hundred Thousand and No/100s U.S. Dollars ($100,000) to be paid in equal quarterly installments of Twenty Five Thousand and No/100s U.S. Dollars ($25,000) based on a valuation formula set forth in the Employment Agreement, but was mistakenly drafted as annual equity compensation equal to not less than Twenty Five Thousand and No/100s U.S. Dollars ($25,000) to be paid in equal quarterly installments based on a valuation formula set forth in the Employment Agreement. As a result of the Amendment No. 1 to the Employment Agreement we are obligated to issued Mr. Patterson 74,701 additional shares of our common stock, which is valued at $75,000 based on the valuation formula in Mr. Patterson’s Employment Agreement.

On February 10, 2025, we entered into an Employment Agreement with Andre Johnson to be our Vice President, Human Resources As part of Mr. Johnson’s compensation we agreed to issue him 302,297 shares of our common stock as a signing bonus, as well as $75,000 worth of our common stock annually, paid in equal quarterly installments.

2024

On February 5, 2024, we, as the borrower; Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation and Vivaventures Energy Group, Inc., which are our subsidiaries, as guarantors (collectively, the “Guarantors” or “Subsidiaries”); Cedarview Opportunities Master Fund LP, as the lender (the “Lender”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan and Security Agreement”). Pursuant to the Loan and Security Agreement, we issued a secured promissory note (the “Note”) in the principal amount of $3,000,000, and the Lenders agreed to provide a $3,000,000 term loan to us (the “Term Loan”). On February 6, 2024 (the “Closing Date”), we received the net proceeds from the Term Loan, less a 3% origination fee. The transaction documents were signed on February 5, 2024, and became effective as of the Closing Date. The amounts borrowed under the Loan and Security Agreement bear interest at a rate per annum of 22%. We also paid certain fees and transaction expenses in connection with the release of the funds in connection with the Term Loan. The principal amounts due under the Term Loan are payable as follows: (i) for the first three (3) months, we shall make an interest only payment of $165,000, which we prepaid on the Closing Date, and (ii) for the following twelve (12) months, we shall make monthly installment payments of $250,000 plus interest, which must be made on or before May 5, 2025 (the “Maturity Date”). We issued to the Lender 300,000 shares of our common stock, restricted in accordance with Rule 144, as additional consideration for the Term Loan.

As previously disclosed by us in a Current Report on Form 8-K filed with the SEC on February 2, 2024, we received a loan from a non-affiliated individual lender in the principal amount of $1,000,000 (the “Loan”) and, in connection therewith, we agreed to issue 100,000 restricted shares of the Company’s common stock. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024. We issued a promissory note dated December 5, 2023 in connection with the Loan (the “Original Note”). On April 8, 2024, the lender returned an executed amended and restated convertible promissory note for the Loan (the “Amended Note”). The convertible promissory note replaces the Original Note, but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of our restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder had the right to convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. On July 1, 2024, we issued 903,095 shares of our common stock to the non-affiliated investor for the conversion of the $1 million principal amount convertible promissory note. The investor converted the all the outstanding principal and interest due under the promissory note in the amount of $1,048,493.15 into 903,095 shares of common stock pursuant to the terms of the promissory note.

On June 3, 2024, the Company entered into a Director Agreement with Michael Thompson (the “Thompson Director Agreement”). Pursuant to the Thompson Director Agreement, effective June 3, 2024, Mr. Thompson agreed to serve as a member of the Company’s Board of Directors and the chair of the Audit Committee and would receive $50,000 in shares of restricted stock annually as part of his compensation, vesting quarterly and valued at the stock price on the date of grant. Mr. Thompson will also receive a one-time grant of 50,000 shares of the Company’s common stock under the Company’s 2023 Equity and Incentive Plan.

As previously disclosed herein, on June 26, 2024 the Company entered into the Knapp Agreement. As part of our hiring of Pat Knapp for his compensation under the Knapp Agreement, Mr. Knapp received a one-time signing grant of Company common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18)-month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein.

On July 8, 2024, we received a loan from a non-affiliated individual lender in the principal amount of Three Hundred Fifty Thousand Dollars ($350,000) (the “First Loan”) and, in connection therewith, we agreed to issue 15,982 restricted shares of our common stock. The First Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, with all unconverted principal due on the maturity date and interest payable monthly on the last day of the month after the month in which the interest accrued. We issued a promissory note dated July 5, 2024 in connection with the First Loan (the “First Note”). The First Note allows the holder to convert the outstanding principal and interest due under the First Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the First Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days’ notice to us regarding his desire to increase the conversion limitation percentage. We issued the 15,982 shares on February 11, 2025.

On July 5, 2024, we received a loan from Ballengee Holdings, LLC, an entity controlled by James Ballengee, the Company’s Chairman, President, and Chief Executive Officer, in the principal amount of Five Hundred Thousand Dollars ($500,000) (the “BH Loan”) and, in connection therewith, we agreed to issue 21,552 restricted shares of the Company’s common stock. The BH Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, with all unconverted principal due on the maturity date and all unconverted interest payable monthly on the last day of the month after the month in which the interest accrued. The Company issued a promissory note dated July 9, 2024 in connection with the BH Loan (the “BH Note”). The BH Note allows the holder to convert the outstanding principal and interest due under the BH Note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the BH Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days’ notice to us regarding his desire to increase the conversion limitation percentage. We issued the 21,552 shares on February 11, 2025.

On July 5, 2024, we entered into a Consulting Agreement with 395 Group, LLC, a Nevada limited liability company (“395”), under which 395 agreed to provide us with general advisory and business development services. Specifically, 395 agreed to advise us for the next four (4) months regarding capitalization, business development, business relationships, industry guidance, and assist with understanding what is happening in our market space. In exchange for 395’s services, we agreed to pay total cash compensation of $340,000 and equity compensation of 50,000 shares of our restricted common stock, with one-half of the cash compensation and all the equity compensation due upon signing of the agreement and the other half of the cash compensation due in thirty (30) days. The 50,000 shares of common stock were issued to 395 on February 11, 2025.

On July 26, 2024, we entered into that certain Securities Purchase Agreement and Strata Purchase Agreement (the “ClearThink Agreements”) with ClearThink Capital Partners, LLC. Under the terms of the ClearThink Agreements, we agreed to issue ClearThink Capital (i) 67,568 shares of common stock in exchange for $125,000 upon the entry into the relevant term sheet (ii) 67,568 shares of common stock upon filing of the relevant S-1 Registration Statement, and (iii) 150,000 shares of common stock upon entry of the Strata Purchase Agreement. As a result, the Company has issued 217,568 to ClearThink.

On July 26, 2024, we entered into a Securities Purchase Agreement with James K. Granger (the “Granger SPA” and “Granger”, respectively), under which Granger, or an entity he controls, purchased 1,600,000 common shares of our stock for $800,000, at a price of $0.50 per common share. Pursuant to the Granger SPA, the shares issued to Granger will be subject to Rule 144 restrictions. Granger funded the purchase price in cash to the Company on July 31, 2024.

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

On September 5, 2024, we closed on a Securities Purchase Agreement with E-Starts Money Co., a Delaware corporation (the “E-Starts SPA” and “E-Starts”, respectively) dated August 28, 2024, under which E-Starts, purchased 1,000,000 shares of our common stock for $500,000, at a price of $0.50 per common share. Pursuant to the E-Starts SPA, the shares issued to E-Starts will be subject to standard Rule 144 restrictions. E-Starts is controlled by William Tuorto, who was at the time a control person of Empire Diversified Energy, Inc., (“Empire”), serving as its Executive Chairman and Chairman of its Board of Directors. As previously disclosed in our Current Report on Form 8-K filed with the Commission on March 1, 2024 (the “March 8-K”), we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Empire under which Empire will merge with and into a subsidiary of the Company and Empire will become a wholly-owned subsidiary of the Company if the parties close the transaction contemplated by the Merger Agreement. There is no guarantee that the transactions contemplated by the Merger Agreement will close.

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

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and a performance adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Series A Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers or their assignees 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock with both the amount of shares of common stock and shares of Series A Preferred Stock subject to adjustment once final purchase price accounting has been completed.

Pursuant to our Executive Employment Agreement with Russ Shelton entered into on October 1, 2024, Mr. Shelton will receive a one-time grant of Company common stock equivalent in value to $150,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant, subject to an eighteen (18)-month lockup period, which shall be granted in the near future.

On October 31, 2024, we, as the borrower, and certain of our subsidiaries, being Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation, Vivaventures Energy Group, Inc., Endeavor Crude, LLC, and Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC, as guarantors (collectively, the “Guarantors” or “Subsidiaries”, as context requires), Cedarview Opportunities Master Fund LP, as the lender (the “Lender”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, we issued a secured promissory note (the “Note”) in the principal amount of $3,670,160.77, and the Lenders agreed to provide such term loan to the Company (the “Term Loan”) with maturity on October 31, 2025, and accruing interest at 22% per annum. On November 5 and 6, 2024 (the “Closing Date”), the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company, as borrower thereunder, certain of its Subsidiaries, as guarantors thereunder, and Lender and Agent. As additional consideration for the Term Loan we issued the Lender 300,000 shares of our restricted common stock.

Item 6 – [Reserved].

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on 10-K.

Overview

We have two operating business segments: (i) transportation logistics services and (ii) terminaling and storage facility product and services related to oil and gas production.

Our transportation and facilities services primarily consist of trucking crude oil and produced water and transportation and terminaling services of crude oil via the Omega Gathering Pipeline. Our trucking services are centered in the Permian and Eagle Ford Basins, which are the most active regions for oil and natural gas exploration and development in the United States. On average, each new oil well in the Permian Basin produces approximately 1,300 barrels of crude oil or more per day. Those same wells produce approximately 10,000 barrels or more of produced water per day, historically considered a waste product. We utilize one of the largest combined oil and produced water trucking fleet in the United States to transport those products to a fully-integrated network of facilities where we blend various grades of crude oil, and reuse or dispose of produced water. Access to immediate, flexible, scalable transportation is a vital component of oil and natural gas exploration and development, as is the efficient takeaway, treatment, disposal, and/or reuse of commodities associated with oil and gas production. Transportation and terminaling of crude oil is also conducted utilizing our Omega Gathering Pipeline, which is an integrated approximately forty-five (45) mile crude oil gathering and pipeline in Blaine County, Oklahoma, in the heart of the STACK play. The line is tied into the Cushing, Oklahoma storage hub via the Plains STACK Pipeline. We also own and operate fifteen (15) crude oil pipeline injection truck stations, primarily centered in the Permian Basin.

Our terminaling and storage product and services primary consist of two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and the other facility is located in Delhi, Louisiana. Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers, and their operations should give our marketing division a key competitive advantage in sales of resulting blends in critical markets once that business is developed. These crude oil terminals are industrial facilities that serve as hubs for the storage, handling and distribution of crude oil and petroleum products.

In addition to our two operating business segments, we plan to perform remediation services utilizing our remediation processing centers (“RPCs”) at some point in the future. We are currently constructing a full-capacity RPC at the San Jacinto River & Rail Park in Harris County, Texas. Once complete, we anticipate the strategically located facility to be capable of processing oilfield solid wastes into economic byproducts such as condensate, propane, and butane. This RPC will feature an adjacent, complimentary truck wash facility from which we expect to derive additional revenue. Last year we moved our other full-capacity RPC to Kuwait, where we are currently in negotiations with the Kuwaiti Oil Company to potentially use the RPC to clean sands contaminated with oil, primarily from oil wells destroyed during the Persian Gulf War.

Our website is www.vivakor.com.

Reclassifications

Certain reclassifications may have been made to prior years’ amounts to conform to the 2024 presentation.

Results of Consolidated Operations

Revenue

For the years ended December 31, 2024 and 2023, we realized revenues of $89,811,240 and $59,321,752, respectively, representing an increase of $30,489,488 or 51.40%. The increase in revenue is primarily attributed to the sales of logistics and terminaling realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the year ended December 31, 2024 and 2023, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid and through the operations from our newly acquired businesses in logistics, which were acquired through our business combination which closed on October 1, 2024.

For the years ended December 31, 2024 and 2023, costs of revenue were $79,592,036 and $54,300,788, respectively, representing an increase of $25,291,248 or 46.58%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our logistics and terminaling realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit and Gross Margin

For the years ended December 31, 2024 and 2023, we realized gross profit of $10,219,204 and $5,020,964, respectively, representing an increase of $5,198,240 or 103.53%. For the years ended December 31, 2024 and 2023, the gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Our gross margin will continue to be affected by a variety of factors that include the market prices of our oil products, the volume produced by our facilities, and our ability to raise capital to continue to fund our operations or other ancillary agreements outside of the oil gathering, transportation, and storage activities.

Operating Expenses

Our operating expenses consist primarily of marketing, general and administrative expenses, impairment loss, and amortization and depreciation expense. Marketing expenses include marketing fees of company representatives for marketing the business and its products and services. General and administrative expenses include professional services, including audit, tax, and legal fees associated with the costs for services in finance, accounting, administrative activities and the formation and compliance of a public company. Impairment loss includes the expense associated with events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. Amortization and depreciation expense uses the useful life of the asset to calculate the amortization or depreciation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and management’s judgment.

For the years ended December 31, 2024 and 2023, we realized operating expenses of $32,214,497 and $11,352,624, which represents an increase of $20,861,873, or 183.76%. Our operating expenses increased due to the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024, and impairment expense of $8,632,773, which was mainly attributed to an impairment loss of $7,047,179 for related to the impairment of our Kuwait RPCs and the impairment loss on our ancillary agreements, including the exclusive license agreement for the development and use of a nanosponge technology of $1,530,496 for the year ended December 31, 2024.

Loss from Operations

For the years ended December 31, 2024 and 2023, we realized a loss from operations of $21,995,293 and $6,331,660, which represents an increase of $15,663,633, or 247.39%. The increase in loss is attributed to the net effect of the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024, and the impairment loss of $7,047,179 on its Kuwait RPCs and impairment loss of $1,530,496 on the exclusive nanosponge license for the year ended December 31, 2024.

Interest expense

For the years ended December 31, 2024 and 2023, we realized interest expense of $4,816,692 and $4,025,077, which represents an increase of $791,615, or 19.67%. The increase in interest expense is mainly attributable to the net effect of the accrued interest on newly acquired debt from the close of the acquisition of the Endeavor Entities on October 1, 2024, and the amendment of our note issued as consideration in the 2022 MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written to the amount of the undiscounted future cash flows on the note to maturity, and therefore no interest expense is realized for the remainder of the note to maturity.

Unrealized loss on marketable securities

For the years ended December 31, 2024 and 2023, we reported an unrealized gain of $165,275 and an unrealized loss of $1,156,928 on marketable securities, which represents an increase in the unrealized gain of $1,322,203, or 114.29%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gain as noted above.

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

Provision for income tax

The Company recorded an income tax provision of $126,869 and 92,703 for the years ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate for 2024 and 2023 was -0.57% and -0.88%, which was the result of the (provision) or benefit of book income/losses offset by an additional valuation allowance on the net operating losses.

Noncontrolling interest

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. The decrease in noncontrolling interest was due primarily related to the noncontrolling interest’s allocation of the impairment expenses noted above.

Segment Operating Results for the Years Ended December 31, 2024 and 2023

Operating Results of our Terminaling and Storage Segment:

	2024	2023	Change ($)	Change (%)
Revenues	$39,829,406	$46,202,141
Revenues- related party	31,199,089	13,069,611
Total revenues	71,028,495	59,271,752	$11,756,743	19.84%
Cost of revenues	65,788,017	54,300,788	11,487,229	21.15%
Gross profit	5,240,478	4,970,964	269,514	5.42%
Operating expenses:
General and administrative	598,465	718,548	(120,083)	(16.71)%
Amortization and depreciation	4,997,297	2,961,902	2,035,395	68.72%
Total operating expenses	5,595,762	3,680,450	1,915,312	52.04%
Loss from operations	(355,284)	1,290,514	(1,645,798)	(127.53)%
Interest expense	(1,248,138)	(548,500)	(699,638)	127.55%
Loss before provision for income taxes	$(1,603,422)	$742,014	$(2,345,436)	(316.09)%

Revenue

The increase in revenue is primarily attributed to the net effect of an increase in related party volumes purchased and processed at our Silver Fuels Delhi facility of approximately $8.1 million, and additional revenues of approximately $3.6 million from our newly acquired or newly formed entities related to the Endeavor Entities acquisition, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

The increase in the cost of revenue is primarily attributed to the cost of goods sold related to the increase in related party volumes purchased and processed at our Silver Fuels Delhi facility, and additional costs of goods sold from our newly acquired or newly formed entities related to the Endeavor Entities acquisition, which were acquired through our business combination, which closed on October 1, 2024.

Operating Expenses

Our operating expenses increased due to the increase in amortization and depreciation from the acquired customer relationships and property and equipment from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Interest Expense

The increase in interest expense is attributed to newly acquired loans and notes payable assumed from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Operating Results of our Transportation Logistics Segment:

	2024	2023	Change ($)	Change (%)
Revenues	$18,782,745	$-	$18,782,745	100%
Cost of revenues	13,804,019	-	13,804,019	100%
Gross profit	4,978,726	-	4,978,726	100%
Operating expenses:				100%
General and administrative	2,194,857	-	2,194,857	100%
Amortization and depreciation	5,187,972	-	5,187,972	100%
Total operating expenses	7,382,829	-	7,382,829	100%
Loss from operations	(2,404,103)	-	(1,404,103)	100%
Other income (expense), net	(1,410,498)	-	(1,410,498)	100%
Loss before provision for income taxes	$(3,814,601)	$-	$(3,814,601)	100%

This operating segment in its entirety was acquired from our business combination acquisition of the Endeavor Entities’ businesses, which closed on October 1, 2024.

Operating Results of our Corporate and Other:

For information purposes, we have reported separately “Corporate and Other”, which is not determined to be an operating segment, but allows for analysis of non-operating entities and shared services and personnel that support both of the operating segments. Corporate and Other contains expenses for the corporate entity and non-operating entities, such as corporate overhead payroll expenses, stock-based compensation, corporate legal and audit expenses, impairment expense not related to operating segments, interest expense from loans at the corporate level, and amortization of intangible assets held at corporate and non-operating entities.

	2024	2023	Change ($)	Change (%)
Revenues	$-	$50,000
Total revenues	-	50,000	$(50,000)	(100.00)%
Gross profit	-	50,000	(50,000)	(100.00)%
Operating expenses:
Sales and marketing	15,268	3,070	12,198	397.33%
General and administrative	9,412,709	6,698,262	2,714,447	40.52%
Impairment expense	8,632,773	-	8,632,773	100.00%
Amortization and depreciation	1,175,156	970,842	204,314	21.05%
Total operating expenses	19,235,906	7,672,174	11,563,732	150.72%
Loss from operations	(19,235,906)	(7,622,174)	(11,613,732)	152.37%

Other income (expense):
Unrealized gain (loss) on marketable securities	165,275	(1,156,928)	1,322,203	(114.29)%
Gain on deconsolidation of variable interest entity	-	438,099	(438,099)	(100.00)%
Gain on deconsolidation of subsidiary	177,550	-	177,550	100.00%
Interest income	29,546	14,953	14,593	97.59%
Interest expense	(1,936,040)	(417,637)	(1,518,403)	363.57%
Interest expense- related parties	(121,458)	(3,058,940)	2,937,482	(96.03)%
Other income	115,000	318,041	(203,041)	(63.84)%
Total other income (expense)	(1,570,127)	(3,862,412)	2,292,285	(59.35)%
Loss before provision for income taxes	(20,806,033)	(11,484,586)	(9,321,447)	81.16%
Provision for income taxes	(126,869)	(92,703)	(34,166)	36.86%
Consolidated net loss	(20,932,902)	(11,577,289)	(9,355,613)	80.81%
Less: Net loss attributable to noncontrolling interests	(4,161,105)	(96,650)	(4,064,455)	4,205.33%
Net loss attributable to Vivakor, Inc.	$(16,771,797)	$(11,480,639)	$(5,291,158)	46.09%

Operating Expenses

Our operating expenses increased due to the acquisition of the workforce of the Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024, including multiple new executives and administrative personnel, where stock based compensation increase approximately $1.3 million, and benefits, bonuses and new employee contracts increased approximately $500 thousand, and consultants and merger and acquisition expenses were approximately $900 thousand. The increase in our impairment expense was mainly attributed to an impairment loss of $7 million related to the impairment of our Kuwait RPCs and the impairment loss on our ancillary agreements, including the exclusive license agreement for the development and use of a nanosponge technology of $1,5 million.

Unrealized loss on marketable securities

Our marketable securities are considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains as noted above.

Interest expense

The decrease in interest expense is mainly attributable to the amendment of our note issued as consideration in the 2022 MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written to the amount of the undiscounted future cash flows on the note to maturity in 2023, and therefore no interest expense is realized for the remainder of the note to maturity.

Noncontrolling interest

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. The decrease in noncontrolling interest was due primarily related to the noncontrolling’s allocation of the impairment expenses noted above.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2024 and 2023 as presented below:

	December 31,
	2024	2023
Net cash provided by (used) in operating activities	$1,810,827	$(764,902)
Net cash provided by (used) in investing activities	302,188	(3,712,839)
Net cash provided by financing activities	819,670	2,039,255

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations and, as of December 31, 2024 and 2023, we had an accumulated deficit of approximately $99 million and $65.9 million. As of December 31, 2024 and 2023, we had a working capital deficit of approximately $101.5 million and $34.9 million, respectively.

As of December 31, 2024 and 2023, we had cash and cash equivalents of $3.7 million and $744,307, which includes $3 million and none as restricted cash, respectively.

To date we have financed our operations primarily through debt financing, private equity offerings. The Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “VIVK”.

For the years ended December 31, 2024 and 2023, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $26,350,925 and $10,835,275, a $66,058 and $88,323 related to our provision for income taxes and the net effect on deferred tax liabilities, our depreciation and amortization of $11,360,425 and $3,932,744, an impairment loss of $8,632,773 and none, a gain on the deconsolidation of a variable interest entity of none and $438,099, an increase in accounts receivable of $5,116,717 and an decrease of $930,893, a decrease of $7,488,301 and increase of $366,592 in accounts payable, an increase in other assets of $2,184,691 and $417,890. For the years ended December 31, 2024 and 2023, we were also able to issue stock for services of $19,998 and none, and stock-based compensation of $2,551,959 and $1,597,881 in lieu of using cash. We also realized interest expense on loans and notes payable of $4,816,692 and $3,476,577 related newly acquired debt from the Endeavor Entities, which were acquired through our business combination, which closed on October 1, 2024. For the years ended December 31, 2024 and 2023, we also realized an unrealized gain of $165,275 and an unrealized loss of $1,156,928 on marketable securities as described above.

For the years ended December 31, 2024 and 2023, our net cash used in investing activities was mainly attributed to the following: Our purchase of equipment of $4,539,882 and $3,320,918 related to the manufacturing of our RPCs, wash plant and pipeline facilities. The Company also reported $210,862 of notes receivable assumed and a decrease in $181,059 of cash and cash equivalents in the deconsolidation of a variable interest entity and as of December 31, 2023. We also acquired cash of $4,842,070 from the Endeavor Entities acquisition, which we acquired through our business combination, which closed on October 1, 2024.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the years ended December 31, 2024 and 2023, we received proceeds of $7,509,701 and $2,956,197 related to the issuance of notes and other loans, which includes proceeds of $1,664,150 and $11,500 from related parties. For the years ended December 31, 2024 and 2023, we paid down notes payable and related party notes payable by $6,111,208 and $470,160. For the years ended December 31, 2024 and 2023, we paid down finance lease liabilities by $2,003,823 and $446,782. For the year ended December 31, 2024 we received proceeds of $1,425,000 from the sale of our common stock.

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2024, we had an accumulated deficit of approximately $99 million. As of December 31, 2024 and 2023, we had a working capital deficit of approximately $101.5 million and $34.9 million, respectively. As of December 31, 2024, we had cash of approximately $3.7 million, of which $3 million is restricted cash. In addition, we have obligations to pay approximately $61 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2024, subject to available cash flows, the Company continued its strategy to monetize its intellectual properties and execute its business plan, including the acquisition of the Endeavor Entities. To date we have financed our operations primarily through debt financing, and private and public equity offerings.

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

Contractual Obligations

Our contractual obligations as of December 31, 2024 for finance lease liabilities are for certain land, property, plant, and equipment that were acquired in the closing of our business combination, which acquired the Endeavor Entities on October 1, 2024, which leases end in 2025 and 2026. Finance lease obligations as of December 31, 2024 are as follows:

2025	$4,267,396
2026	3,109,343
Total	$7,376,738

Our contractual obligations as of December 31, 2024 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026 through 2027, except for a land lease which ends in 2042. Operating lease obligations as of December 31, 2024 are as follows:

2025	$2,636,151
2026	1,246,055
2027	261,441
2028	173,899
2029	177,855
Thereafter	2,683,523
Total	$7,178,923

Interest Rate and Market Risk

Interest Rate Risk

Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. We do not have variable interest rate-sensitive income agreements. We do have financing arrangement, in which notes have variable interest rates based on the prime rate, which exposes us to further interest expense if the prime rate increases.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2024, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified include the following: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. Due to new relationships with a small banking institution and consultants in 2023, we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (2) We did not always follow certain review procedures related to corporate governance. Due to a vacancy of an independent audit committee chairman with financial expertise, and failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the independent Board of Director level over subjective and complex accounting and risk assessment. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Since our assessment as of December 31, 2024, we have hired additional external accounting staff, whom are consultants with expertise in research and technical guidance, and we are working to retain additional qualified valuation experts that report on their internal controls. We believe that these additions may provide for the remediation of these material weaknesses in 2025.

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

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 for the reasons discussed above.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and significant employees.

Name	Age	Position(s)
James Ballengee	59	Chief Executive Officer (Principal Executive Officer) and Director
Tyler Nelson	44	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director
Russ Shelton	48	Executive Vice President & Chief Operating Officer
Patrick M. Knapp	39	Executive Vice President, General Counsel & Secretary
John Harris	76	Independent Director
Albert Johnson	50	Independent Director
Michael Thompson	55	Independent Director

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

Russ Shelton joined the Company as its Executive Vice President & Chief Operating Officer in October 2024. He is a seasoned operations executive with more than three decades of management experience with midstream trucking, terminaling, and marketing companies, including for several of the business units being acquired in the Company’s purchase of the Endeavor Entities. Mr. Shelton was most recently the Chief Operating Officer for Endeavor Crude, LLC, and prior to that served as its Vice President of Transportation since 2023. Prior to Endeavor Crude, he worked as Director of Operations for Senergy Petroleum from 2021-23, and prior to that worked as Director of Transportation for Pilot Travel Centers LLC from 2018-21.

Patrick M. Knapp joined the Company in June 2024 as its Executive Vice President, General Counsel, & Secretary. He is an accomplished corporate securities lawyer whose practice has focused on M&A, financings, and complex commercial transactions principally relating to midstream liquids such as crude oil, refined products, and oilfield produced water. He has represented oil and gas producers, marketers, refiners, midstream infrastructure providers, OFS companies, and oilfield waste recyclers in billions of dollars’ worth of transactions in the United States, Canada, and Mexico. Prior to Vivakor, he was a partner in the energy practice at Jackson Walker LLP from 2021-2024, where he organized and led the firm’s oilfield produced water working group. From 2019-2021, he was a partner at the international law firm McGuireWoods LLP. Knapp holds a bachelor’s degree in economics and marketing from the University of Notre Dame and a juris doctor from Southern Methodist University. Mr. Knapp is admitted to practice law in Texas.

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

Albert Johnson, age 49, brings over 25 years of experience in operations and senior management in the midstream and downstream sectors of the oil and gas industry. Previously, Mr. Johnson had been involved in public and privately held companies holding various positions in senior management and serving as a member of boards of directors. From 2014 to 2015, he was Director of Business Development for Sunoco Logistics, LP., a publicly traded master limited partnership involved in the marketing, trading, transportation and terminaling of crude oil, products and NGLS. From July 2015 through May 2017, Mr. Johnson was the Vice President of Business Development for Navigator Energy Services, LLC., a private equity backed company involved in the gathering, transportation and terminaling of crude oil. From March 2018 to November 2022, Mr. Johnson served as Executive Vice President Business Development for ARX Energy, LLC. Since November 2022, Mr. Johnson has served as Chief Commercial Officer for ARX Energy, LLC., a privately held company involved in building a world class clean fuels facility in the Port of Brownsville, Texas. Mr. Johnson served on the Board of Directors for West Texas Gulf Pipe Line Company and on the Management Committee of SunVit Pipeline, LLC. He has an undergraduate degree in History from the University of Texas at Austin and an MBA finance concentration from Jones Graduate School of Business at Rice University.

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

Our Board, as currently constituted, has a majority of directors who would be considered “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2). Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and Rule 5605(c)(4), Nasdaq provided us a cure period until June 3, 2024 to evidence compliance with the Listing Rules.

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

Audit Committee

Our Audit Committee is currently comprised of Michael Thompson, Albert Johnson and John Harris, each of whom qualify as an independent director under applicable Nasdaq and SEC rules, and “financially literate” under applicable Nasdaq rules. Our board has determined that Michael Thompson, qualifies as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K. Michael Thompson serves as the chairman of the Audit Committee.

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

Compensation Committee

Our Compensation Committee is currently comprised of John Harris, Albert Johnson and Michael Thompson, each of whom qualify as an independent director under applicable Nasdaq rules. John Harris serves as the chairman of the Compensation Committee.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Albert Johnson, John Harris and Michael Thompson, each of whom qualify as an independent director under applicable Nasdaq rules. Albert Johnson serves as the chairman of the Nominating and Corporate Governance Committee.

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

Item 11 - Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2024;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2024 who had total compensation exceeding $100,000 (if applicable); and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2024 (if applicable), who we will collectively refer to as the named executive officers, for the years ended December 31, 2024 and 2023, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE**

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James Ballengee	2024	1,000,000	(2)	-0-		-0-		-0-	-0-	-0-	76,923	(6)	1,076,923
CEO and Chairman(1)	2023	1,000,000	(2)	-0-		-0-		-0-	-0-	-0-	76,923	(6)	1,076,923

Tyler Nelson	2024	450,000		100,000	(3)	450,000	(3)	-0-	-0-	-0-	512,603	(6)(4)	1,512,603
CFO	2023	350,000		700,000		-0-		-0-	-0-	-0-	57,631	(6)	1,107,631

Russ Shelton COO(7)	2024	76,474		-0-		150,000	(3)	-0-	-0-	-0-	4,734		231,208

Pat Knapp, Exec VP, GC and Secretary(5)	2024	188,461		-0-		250,000		-0-	-0-	-0-	5,797		444,254

(1)	Mr. Ballengee was hired as our Chief Executive Officer on October 28, 2022.
(2)	Pursuant to Mr. Ballengee’s Employment Agreement, his salary ($1,000,000) is paid in shares of our common stock, priced based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of his Employment Agreement, as applicable. The five (5) day volume-weighted average price of our common stock for shares issued for his salary from October 28, 2022 to October 27, 2023 was approximately $1.08. As a result, we issued Mr. Ballengee 923,672 shares of our common stock as payment for that salary. The five (5) day volume-weighted average price of our common stock for shares issued for his salary from October 28, 2023 through October 27, 2024 was approximately $0.60. As a result, we issued Mr. Ballengee 1,657,016 shares of our common stock as payment for this salary. We issued Mr. Ballengee an additional 122,679 shares for the remainder of his 2024 salary (through December 31, 2024), valued at the preceding five (5) NASDAQ trading days prior to the annual anniversary of his Employment Agreement (October 28, 2024, or $1.45 per share.

(3)	Accrued as of December 31, 2024.
(4)	Includes $437,839 in payments toward accrued compensation or notes payable due to employee.
(5)	Mr. Knapp was hired as our Executive Vice President, General Counsel and Secretary in June 2024.
(6)	Includes amounts for accrued employee benefits, including sick and vacation benefits.
(7)	Mr. Shelton was hired as our Chief Operating Officer in October 2024.

**	Mr. Les Patterson was listed in our Summary Compensation Table in our Annual Report on Form 10-K for the year ended December 31, 2023, however, we do not consider Mr. Patterson an executive officer and he was only included in our prior Summary Compensation Table as a result of being the third highest paid employee in the company as of December 31, 2023. The Company hired additional executive officers in 2024 and, as a result, Mr. Patterson does not appear in the above Summary Compensation Table.

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

On February 26, 2025, we issued James Ballengee, our Chairman, Chief Executive Officer and principal shareholder, 160,266 shares of our common stock under the terms of the Ballengee Employment Agreement for his services rendered from October 28, 2024 to January 27, 2025. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8. Based on the Ballengee Employment Agreement, we owe Mr. Ballengee 688,891 shares of Common Stock for his employment period beginning October 28, 2024 through October 27, 2025, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings).

Tyler Nelson

On June 13, 2024, we entered into a new Employment Agreement with Mr. Tyler Nelson with respect to our appointment of Mr. Nelson as Chief Financial Officer. Pursuant to the New Employment Agreement, Mr. Nelson will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. Mr. Nelson will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the New Employment Agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA, Mr. Nelson will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of our common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The new Employment Agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The new Employment Agreement may also be terminated under standard cause and without cause termination and resignation provisions.

At the time of entering into the new Employment Agreement, we owed Mr. Nelson $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as our Chief Financial Officer under the Original Agreement. Pursuant to the Settlement Agreement, we agreed with Mr. Nelson on the Accrued Compensation would be paid to Mr. Nelson under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due under the Note will accrue interest at 8% per annum, and will be paid to Mr. Nelson by paying him 5% of any money received by us from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by June 30, 2025, the Note will mature and any amounts due thereunder will be due and payable in full in such date.

Under the terms of the Settlement Agreement we issued Mr. Nelson a stock option agreement (the “Option Agreement”) setting forth the stock options Mr. Nelson were issued on June 9, 2022 (the “Grant Date”). Pursuant to the Option Agreement, as of the Grant Date, Mr. Nelson was granted 917,825 stock options (the “Options”) at an exercise price per share of $1.80. The Options shall vest as follows: (i) 360,145 shares on the Grant Date, (ii) 219,312 shares three (3) months after the Grant Date, (iii) 48,338 shares for each of the following six (6) quarters, and (iv) 48,340 shares following the eighth (8th) quarter after the Grant Date. The Options were fully vested as of June 9, 2024.

Under our Employment Agreement with Tyler Nelson, our Chief Financial Officer, he is due bonuses at various times and/or upon certain events happening, namely an annual cash incentive bonus for December 31, 2024 of $225,000, an annual equity incentive bonus of $112,500, and a bonus for the close of the acquisition of the Endeavor Entities of $100,000, totaling $437,500 (the “Nelson Bonuses”). The Nelson Bonuses are due to Mr. Nelson in shares of common stock, which total 462,462 shares of common stock (prior to tax withholdings) based on the calculations in the Nelson Employment Agreement. In payment of the Nelson Bonuses, on February 26, 2025, we issued Mr. Nelson 105,213 shares of our common stock after tax withholdings. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8.

Russ Shelton

In connection with the Closing of the Endeavor Entities on October 1, 2024, we entered into an executive employment agreement with Russ Shelton (the “Shelton Agreement”) with respect to our appointment of Mr. Shelton as Executive Vice President and Chief Operating Officer. Pursuant to the Shelton Agreement, Mr. Shelton will receive (i) base salary compensation of $337,000 USD annually (the “Base Compensation”); (ii) an annual cash and equity incentive compensation of up to $808,000 based upon certain performance criteria as more particularly described therein. As an inducement to enter into the Shelton Agreement, Mr. Shelton shall receive a one-time signing grant of our common stock equivalent in value to $150,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant, subject to an eighteen (18) month lockup period, which shall be granted promptly after the Effective Date, as defined therein. Pursuant to the Shelton Agreement, Mr. Shelton’s employment is at-will under Texas law, except as modified therein. Mr. Shelton’s employment with Vivakor Administration, LLC, a subsidiary of ours, began on October 1, 2024.

In connection with the Shelton Agreement, Mr. Shelton and Ballengee Holdings, LLC, an affiliate of James H. Ballengee, our Chairman, President, and CEO, have entered into a side letter agreement (the “Shelton Side Letter”) promising Mr. Shelton (i) certain additional Base Compensation equal to the difference between Mr. Shelton’s current salary and $375,000 by January 1, 2025, should we not increase Mr. Shelton’s Base Compensation, as defined in the Shelton Agreement, to such level, and (ii) a one-time special cash bonus of $100,000.00 USD upon completion of an equity capital raise, as more particularly set forth therein.

Pat Knapp

On June 26, 2024, we entered into that certain Executive Employment Agreement with Patrick M. Knapp to join the company as our Executive Vice President, General Counsel, & Secretary (the “Knapp Agreement”).

The Knapp Agreement provides for an annual base salary of $350,000, payable in equal installments every two weeks. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp shall receive a one-time signing grant of our common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18) month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Knapp Agreement, Mr. Knapp’s employment is at-will under Texas law, except as modified therein. Mr. Knapp’s employment began on June 26, 2024.

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

Outstanding Equity Awards at December 31, 2024

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2024:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Ballengee(1)	-0-	-0-	-0-	N/A	N/A	566,212	416,732	(2)	-0-	-0-

Tyler Nelson	917,825	-0-	-0-	1.80	June 8, 2032	-0-	-0-		112,500	82,800	(2)

Russ Shelton	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

Pat Knapp	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

(1)	Includes shares issued to Mr. Ballengee under our equity incentive plan for his annual salary.
(2)	Valued as of April 7, 2025.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2024.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The table below shows the compensation paid to our directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Ballengee	-		-	-	-	-	-	-

Tyler Nelson	-		-	-	-	-	-	-

John Harris(2)	60,000	(1)	50,000	-	-	-	-	110,000

Albert Johnson(3)	60,000	(1)	50,000	-	-	-	-	110,000

Michael Thompson(4)	34,615	(1)	107,845	-	-	-	-	142,460

(1)	$15,000 was accrued as of December 31, 2024.
(2)	John Harris was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Compensation Committee.
(3)	Albert Johnson was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Nominating Committee.
(4)	Michael Thompson was appointed to the Board of Directors on June 3, 2024. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Audit Committee.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information regarding our voting shares beneficially owned as of April 14, 2025 by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the particular class of voting stock, (ii) each executive officer, (iii) each director, and (iv) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants and/or other convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for each beneficial owner is exercised solely by the beneficial owner.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 14, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership of our common stock is based on an aggregate of 44,575,570 shares outstanding.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Vivakor, Inc., 5220 Spring Valley Road, Suite 500, Dallas, Texas 75242.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
James H. Ballengee, Chief Executive Officer and Director(1)	21,139,323	45.53%
Tyler Nelson, Chief Financial Officer and Director(2)	105,213	*
Russ Shelton, Chief Operating Officer(7)	88,548	-
Patrick M. Knapp, EVP, General Counsel	140,190	*
John R. Harris, Director(3)	164,384	*
Albert Johnson, Director(4)	164,384	*
Michael Thompson, Director(5)	76,167	*
All Officers and Directors as a group (7 persons)	21,878,209	46.93%

5% Beneficial Stockholders
Matthew Nicosia(6)	4,189,405	9.40%

(1)	James H. Ballengee’s address is 5151 Beltline Road, Suite 715 Dallas, Texas 75234. Includes 17,609,837 shares of common stock held or to be acquired in the next 60 days for Series A preferred Stock dividends in the name of Jorgan Development, LLC, 108,737 shares of common stock held in the name of JBAH Holdings, LLC, 21,552 shares of common stock held in the name of Ballengee Holdings, LLC, and 3,420,749 held in his name. James Ballengee, in his capacity as sole manager, has sole voting and investment power over both Jorgan Development, LLC and JBAH Holdings, LLC. Does not include the shares of Series A Preferred Stock owned by Jorgan or JBAH since such shares do not have voting rights and are not convertible by the holder. The shares of Series A Preferred Stock do have a 6% annual dividend payable in shares of our common stock in equal quarterly installments, and are convertible at the option of the company based on the $1,000 stated value of the shares of the Series A Preferred Stock and a value of $1.00 per share for the common stock. The issuance of the shares of common stock for the dividend payments and the conversion right are subject to ownership limitations of the holders of the Series A Preferred Stock. Any shares of common stock for the dividend payments that cannot be issued due to ownership limitations will accrue until such time as they are able to be issued. The shares of common stock we have issued, or that we are required to issue in the next 60 days, to Jorgan or JBAH as a dividend on the Series A Preferred Stock are included in Mr. Ballengee’s beneficial ownership
(2)	Does not include vested stock options to purchase 917,825 shares of common stock.
(3)	Includes 12,255 shares due to Mr. Harris in the next 60 days for Board fees.
(4)	Includes 12,255 shares due to Mr. Johnson in the next 60 days for Board fees.
(5)	Includes 76,167 shares either currently owed to Mr. Thompson or owed to Mr. Thompson in the 60 days for Board fees.
(6)	The shares of common stock beneficially owned by Matthew Nicosia includes 4,189,405 shares of common stock held by AKMN Irrevocable Trust and 262 shares of common stock held by Nicosia Family Trust. Matthew Nicosia is the trustee of the AKMN Irrevocable Trust, of which Jonathan Nicosia, Matthew Nicosia’s son, a minor, is the beneficiary. Does not include options to purchase 503,935 shares of common stock.
(7)	Mr. Shelton under is owed 88,547 pursuant to his employment agreement, which we expect to issue in the second quarter of 2025.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a description of each transaction from January 1, 2024 to December 31, 2024, and any material, publicly disclosed transaction through the date of this filing and each currently proposed transaction in which:

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

On October 1, 2024, Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly-owned subsidiaries of the Company. The consolidated financial statements of the Endeavor Entities for the nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022 are attached hereto as Exhibits 99.1 and 99.2.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, the trucking fleet hauls approximately 60,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 30,000 barrels of produced water. In addition, the Endeavor Entities own and operate a crude oil pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests is $116.3 million (the “Purchase Price”), after post-closing adjustments, including a reduction for assumed debt and a possible increase for a performance adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The number of shares of Common Stock for the Purchase Price is equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or a lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, with such shares of Common Stock valued at $1.00 per share. The remaining Purchase Price is due to the Sellers in Preferred Stock. The Preferred Stock will have the terms set forth in the Series A Preferred Stock Certificate of Designations, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning greater than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chief executive officer and principal shareholder.

On December 2, 2024, the Company issued 6,700,000 shares of Common Stock to the Sellers, or their assignees, with 4,999,500 shares issued to Jorgan and 50,500 shares issued to JBAH. The remaining shares were issued to two non-related parties as part of the consideration for the Purchase Price at the instruction of the Sellers. On February 11, 2025, the Company issued 24,291 shares of Common Stock and 107,789 shares of Series A Preferred Stock to the Sellers as part of the Purchase Price, with such shares deemed to be issued as of October 1, 2024 for accounting purposes.

Upon the Closing of our acquisition of the Endeavor Entities, the parties of that certain Membership Interest Purchase Agreement dated June 15, 2022, and the Amendment of Transaction Documents Related to Threshold Payment dated March 31, 2024 (together, the “2022 MIPA”), agreed that Section 8.7 Unwinding of the 2022 MIPA expired and is no longer enforceable. As a result, the selling entities in the 2022 MIPA no longer have the right to unwind our acquisitions of White Claw Colorado City and Silver Fuels Delhi.

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

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party revenue related to this agreement of $3,756,097.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Possee”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 bbls per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party revenue related to this agreements of $189,750.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with WC Crude, who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must source for the Company, a minimum volume of 200,000 bbls per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party revenue related to this agreements of $427,844.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. As of December 31, 2024, the balance of the promissory note is $18,109,503. For the year ended December 31, 2024, we made cash payments of $2,573,883 on the note.

Our subsidiary, White Claw Colorado City, LLC, has an Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. For the year ended December 31, 2024, we realized tank storage revenue of approximately $1,800,000.

Our subsidiary, Silver Fuels Delhi, LLC (SFD), has an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to our facility, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the year ended December 31, 2024, we made crude oil purchases from WC Crude of $43,632,933 and received deficiency payments of $1,855,076. In addition, SFD has a sales agreement to sell a natural gas liquid product and crude petroleum products to WC Crude. These sales agreements are cash net settled at market prices. We produced and sold crude and natural gas liquids to WC Crude in the amount of $10,790,417, for the year ended December 31, 2024.

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

On May 14, 2024, we issued a promissory note, to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of December 31, 2024, the principal balance and accrued interest of this note was $1,164,150 and $43,880.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note has not been paid in full by June 30, 2025, the note will mature and any amounts due thereunder will be due and payable in full on such date. As of December 31, 2024 the balance of principal and accrued interest was $1,020,872 and $48,121.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of December 31, 2024 the balance of principal and accrued interest was $500,000 and $24,456.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabir Al Thane, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2024, the balance owed was $404,120.

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

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2024 and December 31, 2023 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2024	2023
Audit Fees	$535,000	$722,881
Audit Related Fees	224,957	30,873
Tax Fees	-	-
Total	$759,957	$753,754

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

VIVAKOR, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Vivakor, Inc.

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vivakor, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficiency, suffered significant recurring losses from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2024.

Pittsburgh, PA

April 15, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Vivakor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vivakor, Inc. (the “Company”) as of December 31, 2023 the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2022 to 2024.

Houston, Texas

April 16, 2024

VIVAKOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$651,022	$744,307
Cash- restricted	3,025,970	-
Accounts receivable	1,626,994	2,458,730
Accounts receivable- related party	4,599,094	174,083
Prepaid expenses	1,204,790	74,876
Marketable securities	661,101	495,826
Inventories	205,529	44,632
Other assets, current	-	1,118,188
Total current assets	11,974,500	5,110,642

Other assets	3,608,067	4,000
Notes receivable	242,714	213,168
Property and equipment, net	100,039,371	24,299,317
Right of use assets- operating leases	4,920,454	1,534,870
License agreements, net	-	1,651,324
Intellectual property, net	8,348,703	9,174,633
Customer relationships, net	43,021,022	14,263,021
Goodwill	68,885,853	14,984,768
Total assets	$241,040,684	$71,235,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,339,161	$7,471,345
Accounts payable and accrued expenses- related parties	831,984	1,933,817
Accrued compensation	1,249,099	1,968,063
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	2,636,151	435,906
Finance lease liabilities, current	4,267,396	963,900
Loans and notes payable, current	38,963,796	2,477,970
Loans and notes payable, current- related parties	22,108,339	15,626,168
Total current liabilities	113,503,223	39,984,466

Operating lease liabilities, long term	2,190,351	1,193,915
Finance lease liabilities, long term	5,135,601	1,852,178
Loans and notes payable, long term	4,938,484	856,034
Loans and notes payable, long term- related parties	-	5,590,008
Long-term debt (working interest royalty programs)	-	4,433,630
Deferred tax liability	154,381	88,323
Total liabilities	125,922,040	53,998,554

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 107,789 and none outstanding as of December 31, 2024 and 2023	$108	$-
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,709,190 and 26,220,508 were issued and outstanding as of December 31, 2024 and 2023, respectively	41,709	26,221
Additional paid-in capital	208,167,537	83,097,553
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(88,951,426)	(65,908,406)
Total Vivakor, Inc. stockholders’ equity	119,237,928	17,195,368
Noncontrolling interest	(4,119,284)	41,821
Total stockholders’ equity	115,118,644	17,237,189
Total liabilities and stockholders’ equity	$241,040,684	$71,235,743

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2024	2023
Revenues
Terminaling and storage	$39,829,406	$46,252,141
Terminaling and storage- related party	31,199,089	13,069,611
Transportation logistics	18,782,745	-
Total revenues	89,811,240	59,321,752
Cost of revenues	79,592,036	54,300,788
Gross profit	10,219,204	5,020,964
Operating expenses:
Sales and marketing	15,268	3,070
General and administrative	12,206,031	7,416,810
Impairment expense	8,632,773	-
Amortization and depreciation	11,360,425	3,932,744
Total operating expenses	32,214,497	11,352,624
Loss from operations	(21,995,293)	(6,331,660)

Other income (expense):
Unrealized gain (loss) on marketable securities	165,275	(1,156,928)
Gain on disposition of asset	57,200	-
Gain on deconsolidation of variable interest entity	-	438,099
Gain on deconsolidation of subsidiary	177,550	-
Interest income	60,364	14,953
Interest expense	(4,695,234)	(966,137)
Interest expense- related parties	(121,458)	(3,058,940)
Other income	127,540	318,041
Total other income (expense)	(4,228,763)	(4,410,912)
Loss before provision for income taxes	(26,224,056)	(10,742,572)
Provision for income taxes	(126,869)	(92,703)
Consolidated net loss	(26,350,925)	(10,835,275)
Less: Net loss attributable to noncontrolling interests	(4,161,105)	(96,650)
Net loss attributable to Vivakor, Inc.	$(22,189,820)	$(10,738,625)

Series A preferred stockholder dividend	$853,200	$-
Net loss to common shareholders	$(23,043,020)	$(10,738,625)

Basic and diluted net loss per share	$(0.76)	$(0.56)

Basic weighted average common shares outstanding	30,456,974	19,261,143

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2023	-	$-	18,064,838	$18,065	$74,026,163	$(20,000)	$(55,169,781)	$8,206,614	$27,061,061
Issuance of common stock for a reduction of liabilities	-	-	189,744	7,232	212,766	-	-	-	219,998
Issuance of common stock for a reduction of note payable to Jorgan	-	-	7,042,254	-	6,794,158	-	-	-	6,794,158
Elimination of noncontolling interest related to deconsolidation of variable interest entity	-	-	-	-	-	-	-	(8,068,143)	(8,068,143)
Non-qualified stock options issued to third party	-	-	-	-	467,509	-	-	-	467,509
Stock based compensation	-	-	923,672	924	1,596,957	-	-	-	1,597,881
Net loss	-	-	-	-	-	-	(10,738,625)	(96,650)	(10,835,275)
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	633,292	633	735,017	-	-	-	735,650
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock for a reduction of liabilities	-	-	700,000	700	858,590	-	-	-	859,290
Issuance of common stock on conversion of debt	-	-	1,903,095	1903	2,225,590	-	-	-	2,227,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	2,203,286	2,203	2,549,756	-	-	-	2,551,959
Stock based compensation- Consultant	-	-	13,157	13	19,985	-	-	-	19,998
Series A Preferred Stock issued as part consideration for the purchase of the Endeavor Entities	107,789	108	-	-	105,897,709	-	-	-	105,897,817
Common stock issued as part consideration for the purchase of the Endeavor Entities	-	-	6,724,291	6,724	10,415,927	-	-	-	10,422,651
Common stock distributable- Series A Preferred Stock Dividends	-	-	643,980	645	852,555	-	(853,200)	-	-
Net loss	-	-	-	-	-	-	(22,189,820)	(4,161,105)	(26,350,925)
December 31, 2024	107,789	$108	41,709,190	$41,709	$208,167,537	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2024	2023
OPERATING ACTIVITIES:
Consolidated net loss	$(26,350,925)	$(10,835,275)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,360,425	3,932,744
Impairment loss	8,632,773	-
Forgiveness of liabilities	-	(40,584)
Stock-based compensation	2,551,959	1,597,881
Stock-based compensation- consultant	19,998	-
Unrealized (gain) loss- marketable securities	(165,275)	1,156,928
Gain on deconsolidation of variable interest entity	-	(438,099)
Gain on deconsolidation of subsidiary	(177,550)	-
Gain on settlement of accounts payable		(42,044)
Deferred income taxes	66,058	88,323
Changes in operating assets and liabilities:
Accounts receivable	(5,116,717)	930,893
Prepaid expenses	970,237	(43,353)
Inventory	(114,352)	2,548
Other assets	(2,184,691)	(417,890)
Right of use assets- finance leases	-	222,066
Right of use assets- operating leases	1,084,821	345,186
Operating lease liabilities	(1,045,381)	(331,905)
Accounts payable and accrued expenses	7,488,301	(366,592)
Interest on notes receivable	(25,546)	(2,306)
Interest on notes payable	4,816,692	3,476,577
Net cash provided by (used) in operating activities	1,810,827	(764,902)

INVESTING ACTIVITIES:
Deconsolidation of subsidiaries cash, cash equivalents and restricted cash	-	(181,059)
Acquisition of assets	4,842,070	-
Notes receivable assumed from deconsolidation of variable interest entity	-	(210,862)
Purchase of equipment	(4,539,882)	(3,320,918)
Net cash provided by (used) in investing activities	302,188	(3,712,839)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(2,003,823)	(446,782)
Proceeds from loans and notes payable	5,845,551	2,944,697
Proceeds from loans and notes payable- related party	1,664,150	11,500
Proceeds from sale of common stock	1,425,000	-
Payment of notes payable	(3,339,543)	-
Payment of notes payable- related party	(2,771,665)	(470,160)
Distributions to noncontrolling interest	-	-
Net cash provided by financing activities	819,670	2,039,255

Net increase (decrease) in cash and cash equivalents	2,932,685	(2,438,486)
CASH AND CASH EQUIVALENTS and CASH RESTRICTED, BEGINNING OF PERIOD	744,307	3,182,793
CASH AND CASH EQUIVALENTS and CASH RESTRICTED, END OF PERIOD	$3,676,992	$744,307

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$1,000,729	$3,118,118
Income taxes	$-	$-

Noncash transactions:
Accounts payable on purchase of equipment	$2,751,661	$2,405,117
Capitalized interest on construction in process	$-	$470,645
Common stock issued with debt	$944,290	$-
Non-qualified stock options issued with debt	$-	$561,499
Common stock issued for services	$735,650	$-
Common stock issued on conversion of debt	$2,227,493	$-
Common stock issued for a reduction in liabilities	$859,290	$7,014,156
Common stock and Series A preferred stock issued in the acquisition of the Endeavor Entities	$116,320,468	$-

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

We operate in two main business segments: (i) transportation logistics services and (ii) terminaling and storage facility product and services related to oil and gas production.

Our transportation and facilities services primarily consist of trucking crude oil and produced water and transportation and terminaling services of crude oil via the Omega Gathering Pipeline. Our trucking services are centered in the Permian and Eagle Ford Basins. We utilize our trucking fleet to transport those products to a fully-integrated network of facilities where we blend various grades of crude oil grades of crude oil, and reuse or dispose of produced water. Transportation and terminaling of crude oil is also conducted utilizing our Omega Gathering Pipeline, which is an approximately forty-five (45) mile integrated crude oil gathering and pipeline in Blaine County, Oklahoma, in the heart of the STACK play. The line is tied into the Cushing, Oklahoma storage hub via the Plains STACK Pipeline. We also own and operate fifteen (15) crude oil pipeline injection truck stations, primarily centered in the Permian Basin.

Our terminaling and storage product and services primary consist of two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and the other facility is located in Delhi, Louisiana. Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers. These crude oil terminals are industrial facilities that serve as hubs for the storage, handling and distribution of crude oil and petroleum products

In addition to our two operating business segments, we plan to perform remediation services utilizing our remediation processing centers (“RPCs”) at some point in the future. We are currently constructing a full-capacity RPC at the San Jacinto River & Rail Park in Harris County, Texas. Once complete, we anticipate the strategically located facility to be capable of processing oilfield solid wastes into economic byproducts such as condensate, propane, and butane. This RPC will feature an adjacent, complimentary truck wash facility from which we expect to derive additional revenue. Last year we moved our other full-capacity RPC to Kuwait, where we are currently in negotiations with the Kuwaiti Oil Company to potentially use the RPC to clean sands contaminated with oil, primarily from oil wells destroyed during the Persian Gulf War.

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

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (“VWFI”), recognizing a gain on deconsolidation of $438,099 in the fourth quarter of fiscal year 2023, and as of February 15, 2024 we deconsolidated VivaSphere, recognizing a gain of $177,550 for the twelve months ended December 31, 2024. The assets, liabilities and equity related to VWFI and VivaSphere were removed from our financial statements on their respective deconsolidation dates, resulting in the gains on deconsolidation.

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of December 31, 2024, we had an accumulated deficit of approximately $99 million. As of December 31, 2024 and 2023, we had a working capital deficit of approximately $101.5 million and $34.9 million, respectively. As of December 31, 2024, we had cash of approximately $3.7 million, of which $3 million is restricted cash. In addition, we have obligations to pay approximately $61 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2024, subject to available cash flows, the Company continued its strategy to monetize its intellectual properties and execute its business plan, including the acquisition of the Endeavor Entities. To date we have financed our operations primarily through debt financing, and private and public equity offerings.

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

We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), and Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), Meridian Equipment Leasing, LLC, a Texas limited liability company (since October 1, 2024), which owns CPE Gathering Midcon, LLC, a Delaware limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company (since October 1, 2024), which owns ET EmployeeCo, LLC, a Pennsylvania limited liability company, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

In accordance with ASC 810, the Company deconsolidated Viva Wealth Fund I, LLC from its consolidated balance sheet as of December 31, 2023.

The Company follows ASC 810-10-15 guidance with respect to accounting for Variable Interest Entities (“VIE”). A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties, or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. Variable interests are contractual, ownership, or other pecuniary interests that change with changes in the fair value of the entity’s net assets. A party is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, which provides the party with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances. For the year ended December 31, 2024, RPC Design and Manufacturing, LLC was considered to be a VIE and is consolidated in our consolidated financial statements. In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The assets, liabilities and equity related to VWFI were removed from our financial statements, resulting in the gain on deconsolidation (see below).

For the years ended December 31, 2024 and 2023 the following entities were inactive, but considered to be a VIE, but were not consolidated in our consolidated financial statements due to a lack of the power criterion or the losses/benefits criterion: Vivaventures UTS I, LLC, Vivaventures Royalty II, LLC, Vivaopportunity Fund, LLC, and International Metals Exchange, LLC. For the years ended December 31, 2024 and 2023, the unaudited financial information for the unconsolidated VIEs is as follows: Vivaventures UTSI, LLC held assets of none and $1,633,897 (where the primary asset represented a receivable from the Company, which was impaired for the year ended December 31, 2024), and liabilities of $52,940, respectively. Vivaventures Royalty II, LLC held assets of none and $4,129,576 (where the primary asset represented a receivable from the Company, which was impaired as of December 31, 2024), and liabilities of $4,320, respecctively. Vivaopportunity Fund LLC held assets of $2,119,736 (where the primary asset represents a noncontrolling interest in units of a consolidated entity of the Company) and liabilities of $10,815, respectively. International Metals Exchange, LLC held assets of $28,969 and liabilities of $1,800, respectively.

RPC Design and Manufacturing, LLC: The Company established RPC Design and Manufacturing, LLC (“RDM”) in December 2018 with a business purpose of manufacturing custom machinery and selling or leasing the manufactured equipment in long term contracts with financing or leasing activities to the Company. We own 100% of the voting rights in RDM. We, as the sole general partner of RDM, have the full, exclusive and complete right, power and discretion to operate, manage and control the affairs of RDM and take certain actions necessary to maintain RDM in good standing without the consent of the limited partners. RDM has entered into a license agreement with the Company indicating that while RDM builds custom machinery incorporating the Company’s hydrocarbon extraction technology, RDM will pay the Company a license fee of $500,000 per Remediation Processing Center manufactured. Creditors of RDM have no recourse to the general credit of the Company. For the years ended December 31, 2024 and 2023, investors in RDM have a noncontrolling interest of $(2,039,656) and $146,501, respectively. As of December 31, 2024 and 2023, the cash and cash equivalents of this VIE are not restricted and can be used to settle the obligations of the reporting entity. As of December 31, 2024 and 2023, this VIE has an outstanding note payable to the reporting entity in the amount of $2,902,464 and $2,785,006, which is eliminated upon consolidation. We have the primary risk (expense) exposure in financing and operating the assets and are responsible for 100% of the operation, maintenance and any unfunded capital expenditures, which ultimately could be 100% of a custom machine, and the decisions related to those expenditures including budgeting, financing and dispatch of power. Based on all these facts, it was determined that we are the primary beneficiary of RDM. Therefore, RDM has been consolidated by the Company. Any intercompany revenue and expense associated with RDM and its license agreement with the Company has been eliminated in consolidation.

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

As of October 1, 2023, Viva Wealth Fund I, LLC (VWFI) began its own business activities, which would no longer include fundraising, financing, or manufacturing RPCs with the Company. In November 2020, VWFI commenced a $25,000,000 private placement offering to sell convertible promissory notes, which convert to VWFI LLC units, to accredited investors to raise funds to manufacture equipment that would expand the Company’s second RPC, amended to manufacture one separate double capacity RPC. This private offering raised approximately $13,730,000, which was accepted to complete one separate double capacity RPC, and thereafter the private offering was closed during 2023. The Company is no longer retained by the manager to assist in VWFI’s administrative operations. VWFI will no longer be manufacturing, leasing, or selling any further custom equipment related to RPCs or the Company in the foreseeable future. We no longer have the primary risk (expense) exposure related to financing the assets under the closed offering. There are no further capital expenditures required by VWFI as its offering is closed, and the one double capacity RPC that was funded and manufactured is in the final process of installation. The Company has no investment or other interest that requires it to absorb portions of the entity’s expected losses or receive portions of the entity’s expected returns. The Company has signed a lease with VWFI for the one double capacity RPC that was funded and manufactured by the VWFI offering. Based on the above, the power criterion and the losses/benefits criterion are no longer met, and VWFI was deconsolidated on October 1, 2023 from our consolidated financial statements for the year ended December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents. As of December 31, 2024 and 2023, the Company did not have any cash equivalents. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024 and 2023, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company annually evaluates the rating of the financial institutions in which it holds deposits. The Company has approximately $2,666 in Qatar National Bank, located in Doha Qatar.

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

As of December 31, 2024 and 2023, the Company owns 1,000 Class A LLC Units in each of the following entities, which are not consolidated: Vivaopportunity Fund LLC, Vivaventures UTSI, LLC, Vivaventures Royalty II, LLC, and International Metals Exchange, LLC. In aggregate these units amount to $4,000 as of December 31, 2024 and 2023 and are recorded at cost. These Class A Units give the Company’s management control of the entities but lack the necessary economics criterion, where the Company lacks the obligation to absorb losses of these entities, as well as the right to receive benefits from the LLCs.

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

We are the lessee in a lease contract when we obtain the right to control the asset. Lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheet and are expensed on a straight-line basis over the lease term in our consolidated statement of operations. We determine the lease term by assuming the exercise of renewal options that are reasonably certain. As most of our leases do not provide an implicit interest rate, we use our local incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. According to ASC 842, the Company has measured the lease liabilities acquired on October 1, 2024 by measuring the present value of the remaining lease payments, as if the lease were acquired on acquisition date. The right-of-use assets were measured at the same amount as the lease liabilities as adjusted to reflect favorable or unfavorable terms of the lease when compared with market terms. Finance ROU assets are included in property, plant, equipment, net (see Note 8). As of December 31, 2024 and 2023, we recorded operating right-of-use assets of $4,920,454 and $1,534,870, operating lease obligations of $4,826,502 and $1,629,821, and finance lease obligations of $9,402,997 and 2,816,078.

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

During 2023, the Company entered into an agreement to move our Vernal RPC to Kuwait to commence scaled up remediation services, as the Vernal plant was not producing product toward its off-take agreement, which further delayed our anticipated operations. Furthermore, in the fourth quarter of 2023, Enshaat Al Sayer (Enshaat) (the original contractor chosen for the remediation of certain cleanup for the Kuwait Environmental Remediation Project (KERP) notified us that it terminated its subcontract with DIC, which effectively terminated DIC’s contract with the Company. For the year ended December 31, 2024, the Company realized an impairment loss of $8,632,773, which is primarily related to the following events: The Company continues to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. The Company evaluated these events and determined that the inability to obtain an agreement with Enshaat or Kuwait Oil Company in 2024 was a trigger event requiring analysis for impairment. The Company cannot ensure an agreement will be executed and has assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, the Company had an exclusive license agreement for the development and use of a nanosponge technology and has assessed an impairment loss of the nanosponge license of $1,530,496 for the year ended December 31, 2024.

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

The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in our results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1-5 years
Machinery and equipment	3-5 years
Vehicles	5-7 years
Furniture and fixtures	5-10 years
Crude oil gathering, storage, and transportation facilities	7-10 years
Remediation Processing Centers (heavy extraction and remediation equipment) (“RPC”)	20 years
Pipeline and related facilities	20 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

We have evaluated our intangible assets for the years ended December 31, 2024 and 2023, and found that certain losses and a delay in our business plan may have constituted a triggering event for our long-lived intangible assets under ASC 360. We performed an analysis and did not find any impairment for the year ended December 31, 2023. For the year ended December 31, 2024, the Company continues to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. The Company evaluated these events and determined that the inability to obtain an agreement with Enshaat or Kuwait Oil Company in 2024 was a trigger event requiring analysis for impairment. We analyzed the events and assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, the Company had an exclusive license agreement for the development and use of a nanosponge technology and has assessed an impairment loss of the nanosponge license of $1,530,496 for the year ended December 31, 2024.

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

The estimated fair value of the reporting unit is then compared to its carrying amount, including goodwill. If the estimated fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount, including goodwill, exceeds its estimated fair value, any excess of the carrying value of goodwill of the reporting unit over its fair value is recorded as an impairment. No goodwill impairment loss was incurred during the years ended December 31, 2024 and 2023.

Asset Retirement Obligations

Under ASC 410-20, Asset Retirement and Environmental Obligations – Asset Retirement Obligations, which relates to accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets, the Company records an Asset Retirement Obligation (“ARO”) at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, liability is accreted over time towards the ultimate obligation amount and the capitalized costs are depreciated over the useful life of the related asset. The Company did not identify any significant or material cost after review; thus, no ARO obligation is recorded for the years ended December 31, 2024 and 2023.

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

Our sales consist of storage services and the sale of crude oil or like products. For the years ended December 31, 2024 and 2023, disaggregated revenue by customer type was as follows: $71,028,495 and $59,321,752 in terminaling and storage and $18,782,745 and none in Transportation Logistics.

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

For the years ended December 31, 2024 and 2023, approximately 75.1% and 97% of our sales consisted of the sale of crude oil or like products with a commitment to deliver product to the customer, where revenue is recognized on the settlement date, which is defined as the date on which: (1) the quantity, price, and specific items being purchased have been established, (2) product have been shipped to the customer, and (3) payment has been received or is covered by the customer’s established credit limit with the Company.

In order to ensure the revenue recognition in the proper period, we review material sales contracts for proper cut-off based upon the business practices and legal requirements of each country.

Related Party Revenues

Our revenue from related parties for 2024 and 2023 was $31,199,089 and $13,241,923.

We sell crude oil or like products and provide storage services to related parties under long-term contracts. We acquired these contracts in our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC and our October 1, 2024 acquisition of Silver Fuels Processing, LLC. These contracts were entered into in the normal course of our business. We also provide pipeline throughput and trucking logistics services to related parties under long-term contracts. We acquired these contracts in our October 1, 2024 acquisition of Endeavor Crude, LLC, Meridian Equipment Leasing, LLC. These contracts were entered into in the normal course of our business.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 60.41% and 100% of the balance of accounts receivable as of December 31, 2024 and 2023. Our two major customers (one of which is a related party) account for approximately 75.76% and 99% of the Company’s revenues for the years ended December 31, 2024 and 2023. Additionally, the Company operates in the crude oil industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk in that its customer may be similarly affected by changes in economic, industry or other conditions. There is risk that the Company would not be able to identify and access replacement markets at comparable margins.

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

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the years ended December 31, 2024 and 2023.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. This guidance was adopted by the Company for fiscal year 2024.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07), which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (CODM) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 31, 2024, with retrospective application. This guidance was adopted by the Company for fiscal year 2024.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (ASU 2023-09), which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with prospective application. We are currently evaluating the disclosure impact of our adoption of this standard, and do not expect a significant impact.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the years ended December 31, 2024 and 2023 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of December 31, 2024 and 2023 include the following: convertible notes payable convertible into approximately 1,044,477 and 224,560 shares of common stock, stock options and awards granted to previous and current employees of 2,038,673 and 1,821,011 shares of common stock, stock options and awards granted to Board members or consultants of 477,809 and 668,230 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023, which such stock option was exercised in September 2024 for a reduction in debt. The Company also has a warrant outstanding to purchase 399,040 and 80,000 shares of common stock as of December 31, 2024 and 2023.

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

Note 4. Business Combination

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and an earn-out adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock.

For the acquisition of the Endeavor Entities, the following table summarizes the acquisition date fair value of consideration paid, identifiable assets acquired and liabilities assumed:

Common stock	$10,422,651
Series A preferred stock	105,897,817
Fair value of total consideration paid	$116,320,468

Net assets acquired and liabilities assumed

Assets acquired in business combination
Current assets	$16,269,087
Operating lease right-of-use assets	4,470,405
Property, plant and equipment, net (includes finance lease right of use assets, net)	87,706,385
Other assets	1,205,887
Contract-based intangible assets	31,304,400
Total assets acquired	$140,956,163

Liabilities assumed in business combination
Current liabilities	$51,370,473
Long term liabilities	27,166,307
Total liabilities acquired	$78,536,780

Total net assets acquired	$62,419,383

Goodwill	$53,901,085

The value of goodwill represents the Endeavor Entities’ ability to generate profitable operations going forward. Management engaged a valuation expert who performed a valuation study to calculate the fair value of the acquired assets and goodwill. As of December 31, 2024 and 2023, goodwill was $68,885,853 and $14,984,768. The acquired contracts and customer relationships are amortized over their 10 year, 3 month remaining useful life.

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees of $569,431 for the year ended December 31, 2024. These costs are included in general and administrative expense in our consolidated statement of operations.

From the date of acquisition on October 1, 2024 through December 31, 2024, $28,045,368 of sales in aggregate is attributed to the Endeavor Entities. The unaudited financial information in the table below summarizes the combined results of operations of the Company and the Endeavor Entities for the years ended December 31, 2024 and 2023, on a pro forma basis, as though the companies had been combined as of January 1, 2023. The pro forma earnings for the years ended December 31, 2024 and 2023, were adjusted to include intangible annual amortization expense on customer relationships acquired of $3,054,088, annual increased depreciation expense of $6,725,306 on the step up in appraised property, plant and equipment, respectively. Further adjustments were made for revaluation of the net effect of finance lease amortization and interest expense of $1,126,167 and $3,109,907 for the years ended December 31, 2024 and 2023, respectively. The $569,431 of acquisition-related expenses were excluded from the year ended December 31, 2024, and included in the year ended December 31, 2023, as if the acquisition occurred at January 1, 2023. The pro forma results reflect finance lease amortization expense increased of $2,436,636 and $5,261,373, and finance lease interest expense decrease of $815,408 and increase of $3.6,962, for the years ended December 31, 2024 and 2023, respectively, as well as the annual 6% Series A preferred shareholder dividend of $6,353,869, respectively. All such amounts have been reflected in the corresponding unaudited financial information in the table below. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2023, nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Years ended December 31,
	2024	2023
Total net sales	$161,137,826	$112,460,941
Loss from operations	(28,649,669)	(16,233,117)
Net loss (attributable to Vivakor, Inc.)	$(35,571,659)	$(22,195,733)

Series A Preferred Stockholder Dividends	$6,353,869	$6,353,869
Net loss to common shareholders	$(41,925,528)	$(28,549,602)

Basic and diluted loss per share	(0.97)	(1.03)
Weighted average shares outstanding- Basic and diluted	43,046,770	27,627,405

Note 5. Accounts receivable

Accounts receivable primarily relates to trade accounts receivable for crude oil sales and reflects. any differences between the amounts due from customers less an estimated allowance for doubtful accounts, if deemed necessary by management. Estimated allowances for doubtful accounts is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of December 31, 2024 and 2023, an allowance for doubtful accounts of none was deemed necessary. Trade accounts receivable are zero interest bearing. As of December 31, 2024 and 2023, trade accounts receivable of $4,462,094 and $152,083 are with a vendor of which our CEO is a beneficiary. In 2023 we began subleasing office space to a tenant where the officers of WealthSpace, LLC, Fund Manager of Viva Wealth Fund I, LLC, also manage the tenant of our sublease. The tenant owes rent of $137,000 and $22,000 to the Company as of December 31, 2024 and 2023.

Note 6. Prepaid Expenses and Other Assets

As of December 31, 2024 and 2023, we had other assets of $3,608,067 and $1,118,188. Our other assets consist of various deposits with vendors, professional service agents, or security deposits on office and warehouse leases, including operating lease deposits in the amount of $229,634 and $214,500 as of December 31, 2024 and 2023., and finance lease deposits of $1,039,058 and $889,400 as of December 31, 2024, which will be returned at the end of the finance leases after we have complied with the terms of the lease (see Note 15).

As of December 31, 2024 and 2023, our prepaid expenses of $1,204,790 and $74,876 mainly consists of prepaid insurances.

Note 7. Marketable Securities

The Company owns 826,376,882 shares of common stock of Scepter Holdings, Inc. (“Scepter”), ticker: BRZL, OTC Markets., for a diluted 14% and 15% equity holding in the company as of December 31, 2024 and 2023. The Company accounted for such securities based on the quoted price from the OTC Markets where the stock is traded which resulted in the Company recording an unrealized gain (loss) on marketable securities of $165,275 and $(1,156,928) for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, our marketable securities were valued at $661,102 and $495,826.

Note 8. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Office furniture	$-	$-	$-	$14,998	$(7,823)	$7,175
Vehicles and trailers	30,485,730	(1,856,461)	28,629,269	36,432	(33,396)	3,036
Equipment	339,610	(33,069)	306,541	12,420	(4,590)	7,830
Land	732,000	-	732,000	17,000	-	17,000
Building	1,630,000	(164,426)	1,465,574
Crude & NGL terminal and related equipment	930,460	(566,835)	363,625	930,460	(430,670)	499,790
Crude Oil Transfer Stations	6,570,080	(899,133)	5,670,947	-	-	-
Pipeline and related facilities	42,244,680	(771,544)	41,473,136	-	-	-
Finance lease- Right of use assets	12,593,359	(4,367,820)	8,225,539	3,579,544	(1,484,324)	2,095,220

Construction in process:
Wash Plant Facilities	5,997,566	-	5,997,566	3,344,968	-	3,344,968
Cavitation device	-	-	-	72,201	-	72,201
Remediation Processing Unit 1	-	-	-	4,464,513	-	4,464,513
Remediation Processing Unit 2	-	-	-	8,187,425	-	8,187,425
Remediation Processing Unit System A	2,892,343	-	2,892,343	2,795,391	-	2,795,391
Remediation Processing Unit System B	2,892,343	-	2,892,343	2,795,391	-	2,795,391
WCCC Tank Expansion	1,390,488	-	1,390,488	9,377	-	9,377
Total fixed assets	$108,698,654	$(8,659,288)	$100,039,371	$26,260,120	$(1,960,803)	$24,299,317

For the years ended December 31, 2024 and 2023, depreciation expense was $3,427,055 and $148,603. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

During 2023, the Company entered into an agreement to move our Vernal RPC to Kuwait to commence scaled up remediation services, as the Vernal plant was not producing product toward its off-take agreement, which further delayed our anticipated operations. Furthermore, in the fourth quarter of 2023, Enshaat Al Sayer (Enshaat) (the original contractor chosen for the remediation of certain cleanup for the Kuwait Environmental Remediation Project (KERP) notified us that it terminated its subcontract with DIC, which effectively terminated DIC’s contract with the Company. For the year ended December 31, 2024, the Company continues to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. The Company evaluated these events and determined that the inability to obtain an agreement with Enshaat or Kuwait Oil Company in 2024 was a trigger event requiring analysis for impairment. We analyzed the events and assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, the Company had an exclusive license agreement for the development and use of a nanosponge technology and has assessed an impairment loss of the nanosponge license of $1,530,496 for the year ended December 31, 2024.

Note 9. License Agreements

On August 17, 2017, the Company purchased rights to an exclusive license for the applications and implementations involving the Nanosponge Technology and to use and develop the Nanosponge as we see fit at our sole discretion. The Nanosponge contribution in the Company’s processes is to facilitate a cracking process whereby remediated or extracted oil may be further refined from a crude product to a diesel fuel. The license was valued at $2,416,572 and is amortized over its useful life of 20 years. For the year ended December 31, 2024, the Company continues to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. The Company evaluated these events and determined that the inability to obtain an agreement with Enshaat or Kuwait Oil Company in 2024 was a trigger event requiring analysis for impairment. We analyzed the events and assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, the Company had an exclusive license agreement for the development and use of a nanosponge technology and has assessed an impairment loss of the nanosponge license of $1,530,496 for the year ended December 31, 2024. As of December 31, 2024 and 2023, the accumulated amortization of the license was none and $886,076, respectively. For the years ended December 31, 2024 and 2023, amortization expense of the license was $120,829. As of December 31, 2024 and 2023, the net value of the license is none and $1,651,324, respectively.

Note 10. Intangible Assets, Net

The following table sets forth the components of the Company’s intangible assets at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology patents	$113,430	$(25,577)	$87,853	$113,430	$(18,905)	$94,525
Extraction Technology	16,385,157	(8,124,307)	8,260,850	16,385,157	(7,305,049)	9,080,108
Total intangible assets	$16,498,587	$(8,149,884)	$8,348,703	$16,498,587	$(7,323,954)	$9,174,633

The Company entered into a Contribution Agreement dated January 5, 2015, where proprietary information and intellectual property related to certain petroleum extraction technology (also known as hydrocarbon extraction technology) suitable to extract petroleum (or hydrocarbons) from tar sands and other sand-based ore bodies, and all related concepts and conceptualizations thereof (the “Extraction Technology”) was contributed to VivaVentures Energy Group, Inc., a 99% majority-owned subsidiary of Vivakor, and was assessed a fair market value of $16,385,157, which consists of the consideration of $11,800,000 and the Company assuming a deferred tax liability in the amount of $4,585,157. All ownership in the Extraction Technology (including all future enhancements, improvements, modifications, supplements, or additions to the Extraction Technology) was assigned to the Company and is currently being applied to the Company Remediation Processing Centers, which are the units that remediate material. The Extraction Technology is amortized over a 20-year life. For the years ended December 31, 2024 and 2023, the amortization expense of the technology was $819,258. Amortization expense for the years 2025 through 2028 is $819,258 in each respective year. As of December 31, 2024 and 2023, the net carrying value of the Extraction Technology is $8,260,850 and $9,080,108.

In 2019, the Company began the process of patenting the Extraction Technology and all of its developments and additions since the acquisition, and we have filed a series of patents and capitalized the costs of these patents. The capitalized costs of these patents are $113,430. The patents were placed in service in 2021 and are amortized over the patents’ useful life of twenty years. For the year ended December 31, 2024 and 2023, the amortization expense of the patents was $6,672. Amortization expense for the years 2024 through 2028 is $5,672 in each respective year. As of December 31, 2024 and 2023, the net carrying value of the patents is $87,853 and $94,525.

Note 11. Customer Relationships, Net and Goodwill

The following table sets forth the components of the Company’s customer relationships at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Oil Storage Agreement	$7,387,054	$(1,895,793)	$5,491,261	$7,387,054	$(1,111,327)	$6,275,727
Crude Petroleum Supply Agreement	9,401,706	(2,412,823)	6,988,883	9,401,706	(1,414,412)	7,987,294
Customer relationships	31,304,400	(763,522)	30,540,878	-	-	-
Total customer relationships	$48,093,160	$(5,072,138)	$43,021,022	$16,788,760	$(2,525,739)	$14,263,021

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $116.3 million, after post-closing adjustments, including assumed debt and an earn-out adjustment

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Possee”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 bbls per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034.

In the 2022 business combination acquisition of White Claw Colorado City, LLC, we acquired an Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), of which our CEO is a beneficiary. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month. The agreement expires on December 31, 2031.

In the 2022 business combination acquisition of Silver Fuels Delhi, LLC, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031.

The measurement of assets acquired and liabilities assumed in the business combination was based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2023. As of December 31, 2024 and 2023, goodwill was $68,885,853 and $14,984,768. As of December 31, 2024 and 2023, the fair values of the acquired contracts and customer relationships (described above) were $43,021,022 and $14,263,021. The acquired contracts are amortized over their useful life which ranges from 9 to 10.25 years. The amortization expense of the acquired contracts and customer relationships was $1,608,452 and $844,930 for the year ended December 31, 2024 and 2023, and amortization expense for the years 2025 through 2031 is $3,899,018 in each respective year, and from 2032 through 2035 is $3,054,088, in each respective year.

The changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2023	$12,678,108
Business combination(1)	2,306,660
December 31, 2023	$14,984,768
Business combination(2)	53,901,085
December 31, 2024	$68,885,853

(1)	The measurement of assets acquired and liabilities assumed in the business combination is based on preliminary estimates made by management and subject to adjustment within twelve months. Management hired a valuation expert who performed a valuation study to calculate the fair value of the acquired assets, assumed liabilities and goodwill within twelve months. Based on the valuation study, we increased the fair value of goodwill and decreased the value of the acquired contracts by $2.3 million in 2024.
(2)	See Note 4 for a description of the goodwill associated with the business combination that closed on October 1, 2024.

Note 12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2024	2023
Accounts payable	$27,714,220	$5,226,071
Accrued interest (various notes and loans payable)	5,787,464	178,999
Accrued interest (working interest royalty programs)	-	1,396,528
Accrued tax penalties and interest	837,477	669,747
Accounts payable and accrued expenses	$34,339,161	$7,471,345

	December 31,
	2024	2023
Accounts payable- related parties	$715,526	$1,933,817
Accrued interest (notes payable)- related parties	116,458	-
Accounts payable and accrued expenses- related parties	$831,984	$1,933,817
Accrued compensation	$1,249,099	$1,968,063

For the year ended December 31, 2024, our accounts payable and accrued expenses include unverified billings from a service provider in the amount of $371,075, of which the Company is in the process of reviewing and may dispute in the near future.

As of December 31, 2024 and 2023, our accounts payable are primarily made up of trade payables. Trade accounts payables in the amount of $715,525 and $1,933,817 is with a vendor who our CEO is a beneficiary of. In March 2023, the Compensation Committee reviewed the Company’s 2023 results, including, but not limited to, the progress of the Company’s historic business and certain acquisitions completed by the Company, and approved discretionary bonuses, which have been accrued as of December 31, 2023, for the Chief Financial Officer, and an acquisition consultant, in the amounts of $505,467 (included in accrued compensation) and $421,222 (included in accounts payable), respectively. In November 2023, our CEO came to beneficially own approximately 41.86% of our outstanding Common Stock, and is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Due to this change in ownership, certain change of control provisions in the Company’s agreements were triggered, including within the Chief Financial Officer’s employment agreement, with the related the executive bonus of $700,000 accrued in 2023. In 2024, we settle these accrued amounts with our Chief Financial Officer with a note payable (see Note 14) and reclassed these amounts to a note payable. As of December 31, 2024 and 2023, accrued compensation to current employees includes $167,159 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $546,390 due to our Chief Financial Officer, with $109,906 in accrued sick and vacation pay that may be payable in cash if unused, and the remainder paid in cash and $425,000 in accrued bonuses of which $325,000 is payable in stock and remaining $100,000 is payable in cash.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to finance the build-out of our new facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Maxus funded approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, and we will lease the wash plant facility financed by Maxus under WCCC’s supplement to the Master Agreement. Under the terms of the lease, we expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over four years, with an early buyout option or option at the end of the base term to purchase the wash plant for the then fair market value. We anticipate that the lease will commence in the second quarter of 2024, at which time the final amount funded, and lease payments will be determined. Because we were involved in the construction of the wash plant and were responsible for paying a portion of the construction costs, we evaluated the control criteria in ‘build to suit’ lease accounting guidance under GAAP ASC 842 (Leases) where the Company was deemed, for accounting purposes, to have control of the wash plant during the construction period. Accordingly, the Company recorded project construction costs incurred during the construction period for the wash plant incurred by the landlord as a construction-in-process asset and a related financing obligation on our consolidated balance sheets. The total $6.0 million of project construction costs (which includes $2.2 million of costs funded by Maxus from this agreement, an additional funding by Maxus of $2.1 million, and $2.7 million of costs incurred by Vivakor, Inc.) have been capitalized and recorded to construction-in-process within ‘Property and equipment, net’. The $2.2 million from this agreement and $2.1 million of additional funding of construction costs funded by Maxus have been recorded as a component of ‘Accounts payable and accrued expenses.

On December 24, 2024, our subsidiary Meridian Equipment Leasing, LLC (“MEL”), supplemented (Schedule 21) an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to a sale leaseback of approximately $1.5 million of certain gathering and pipeline assets. Under the terms of the lease, lease payments to are $40,335 per month over four years, with an early buyout option or option at the end of the base term to purchase the equipment for $470,462. As of December 31, 2024, Maxus has only funded $696,153 of the sales price. We anticipate that the lease will commence in the second quarter of 2025, after Maxus has paid the full purchase price for the equipment. Accordingly, the Company recorded the funded amount as a component of ‘Accounts payable and accrued expenses” as of December 31, 2024.

Note 13. Unearned Revenue

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 (Note 3 Principles of Consolidation). After deconsolidating VWFI, approximately $9,107,297 of unearned revenue (which was previously eliminated upon consolidation) is reported in our current liabilities and relates to our 2020 agreement to manufacture RPCs for VWFI. VWFI has currently funded the manufacturing of one double capacity RPC, which is expected to be completed and sold to VWFI in 2024 through a sale leaseback agreement, at which time we will record a ROU asset and lease liability, and the unearned revenue will be alleviated.

Note 14. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	December 31,
	2024	2023
Various promissory notes and convertible notes	$50,960	$50,960
Novus Capital Group LLC Note	-	171,554
Various promissory notes for vehicle financing (a)	509,041	13,556
Blue Ridge Bank (b)	410,200	410,200
Small Business Administration (c)	2,480,718	299,900
Al Dali International for Gen. Trading & Cont. Co.	189,391	974,594
RSF, LLC (d)	500,000	500,000
Keke Mingo (e)	-	913,240
Justin Ellis	350,000	-
Cedarview Opportunities Master Fund LP (f)	2,886,307	-
Business First Bank (g)	10,760,805	-
Note payable to Pilot OFS Holdings, LLC (h)	14,107,339	-
Maxus Capital Group, LLC (i)	8,367,134	-
Curve Capital, LLC (j)	1,793,500	-
Agile Capital Funding, LLC (k)	1,496,885	-
Total notes payable	$43,902,280	$3,334,004

Loans and notes payable, current	$38,963,796	$2,477,970
Loans and notes payable, long term	$4,938,484	$856,034

Related party debt:

	December 31,
	2024	2023
Jorgan Development, LLC (l)	$18,109,503	$20,841,052
Ballengee Holdings, LLC (m)	1,391,650	-
Tyler Nelson (n)	1,020,872	-
Triple T Trading Company LLC	404,121	375,124
Waskom Enterprises, LLC (o)	1,182,193	-
Total notes payable- related parties	$22,108,339	$21,216,176

Loans and notes payable, current- related parties	$22,108,339	$15,626,168
Loans and notes payable, long term- related parties	$-	$5,590,008

2025	$61,072,135
2026	4,534,749
2027	122,964
2028	25,788
2029	25,788
Thereafter	229,195
Total	$66,010,619

(a)	In connection with the closing of the Endeavor Entities on October 1, 2024, the Company acquired various vehicle financing loans related to the acquired assets of the Endeavor Entities. The various loans range from $25,000 to $72,000 in principal, with varying interest rates ranging up to 6.50% per annum, and mature in or before 2027.
(b)	In May 2020 and in January 2021, the Company entered into a Paycheck Protection Program (“PPP”) loan agreement for $205,100 for each loan with Blue Ridge Bank, subject to the Small Business Administration’s (“SBA”) Paycheck Protection Program. The May 2020 loan carries an annual interest rate of one (1) percent per annum with payment beginning in the seventh month with monthly payments required until maturity in the 18th month. The January 2021 loan carries an annual interest rate of one (1) percent per annum with payment beginning in the tenth month with monthly payments required until maturity in five years. The loans may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan. We have applied for forgiveness under the CARES Act, however The Company is no longer seeking forgiveness of these loans and will repay these loans in cash.
(c)	From May through August 2020, the Company entered into two loan agreements with the Small Business Administration for an aggregate loan amount of $299,900. The loans carry an interest rate of 3.75% per annum. The loans shall mature in 30 years. Also, with the close of the acquisition of the Endeavor Entities on October 1, 2024, we acquired two additional loans with the Small Business Administration, which are PPP loans with an aggregate principal balance of $2,150,455, which have monthly payments of $30,374 and $35,204, an interest rate of 6.29% and mature February 2026. A significant portion of the loans may be fully forgivable according to the CARES Act if the Company can provide proper documentation for the use of the proceeds of the loan.
(d)	On July 25, 2023, RSF, LLC loaned the Company $500,000 under the terms of a 10% Convertible Promissory Note. Under the terms of the note, interest accrues at 10% per annum, and matures two years from the date of issuance. The note is convertible into shares of our common stock at $2.50 per share, unless such conversion would cause the investor to own more than 4.9% of our outstanding common stock.

(e)	On December 5, 2023, Vivakor, Inc. (the “Company”) received a loan from an individual lender in the principal amount of one million dollars ($1,000,000) and, in connection therewith, the Company (the “Loan”) and agreed to issue 100,000 restricted shares of the Company’s common stock, which was recorded as a debt discount in the amount of $93,990, which is amortized to interest expense over the term of the agreement using the effective interest method. The Loan bears interest at the rate of 10% per annum, matures on December 31, 2024, has been personally guaranteed by James Ballengee, the Company’s Chief Executive Officer. The lender is not a related party or affiliate of the Company. On April 8, 2024, we executed an amended and restated convertible promissory note for the original promissory note (the “Amended Note”). The convertible promissory note replaces an original promissory note between the Company and the holder dated December 5, 2023 (the “Original Note”), but maintains the same interest rate and maturity date of the Original Note, and the obligation to issue 100,000 shares of the Company’s restricted stock remains in effect. Pursuant to the terms of the Amended Note the holder can convert the outstanding principal and interest due under the Amended Note into shares of our common stock at price equal to 90% of the average closing price of the Company’s common stock for the previous three (3) trading days prior to the conversion date, with a floor conversion price of $0.75 per share. The holder may not convert amounts owed under the Amended Note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon no less than 61 days notice to us regarding his desire to increase the conversion limitation percentage. In May 2024, the lender converted all outstanding amounts ($1,048,493) into 903,095 shares of common stock at approximately $1.161 per share.
(f)	On October 31, 2024, we issued a secured promissory note in the principal amount of $3,670,160 with maturity on October 31, 2025. On November 5 and 6, 2024, the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company. The amounts borrowed under the Loan Agreement will bear interest at a rate per annum of 22%. The Company is obligated to make 12 equal monthly payments of $343,506 beginning November 30, 2024.
(g)	In connection with the Closing of the Endeavor Entities on October 1, 2024, we acquired a certain Promissory Note dated November 12, 2020, in the original principal amount of $12,275,000, with interest accruing at LIBOR rate plus 3% per annum with a maturity of November 12, 2025.
(h)

In connection with the Closing of the Endeavor Entities on October 1, 2024, we acquired a certain Secured Promissory Note dated December 31, 2023, made by Meridian Equipment Leasing, LLC, as borrower, to the order of Pilot OFS Holdings LLC, as lender, in the original principal amount of $12,500,000 plus the sum of $500,000, with interest accruing at 10.5% per annum with a maturity of December 31, 2024. We are currently renegotiating the payment and maturity date of this loan with the lender.

(i)	In connection with the Closing of the Endeavor Entities on October 1, 2024, we acquired various lending agreements dated December 22, 2022, November 20, 2023, and February 13, 2024, with principal balances ranging from approximately $1.2 million to $3.5 million, with approximate interest rates of 6%., and maturing between 8 and 27 months.
(j)	Upon the Closing of our acquisition of the Endeavor Entities, the Company acquired a cash advance agreement by and between Curve Capital, LLC dated November 30, 2023. Under the agreement, the listed borrowers received $970,000 and is required to make weekly payments of $76,000. The agreement is anticipated to be paid off by June 2025.
(k)	Upon the Closing of our acquisition of the Endeavor Entities, the Company acquired a certain lending agreement dated September 27, 2024. Under the Agile Agreement, the listed borrowers received $1,420,000 in October 2024, and is required to make weekly payments of $126,000. The note matures on April 29, 2025.

(l)	On August 1, 2022, we closed a Membership Interest Purchase Agreement, (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC (“JBAH”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the Company acquired all of the issued and outstanding membership interests in each of SFD and WCCC, making SFD and WCCC wholly owned subsidiaries of the Company. The consideration for the membership interests included secured three-year promissory notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, the Company has committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the notes, together with any and all accrued and unpaid interest thereon, will be paid on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the notes issued as consideration in the MIPA, whereby, as soon as is practical, following the approval of the Company’s shareholders (which was obtained in November 2023), the Company issued 7,042,254 restricted shares of the Company’s Common Stock (the “Exchange Shares”) in exchange for the forgiveness and cancellation of $10,000,000 of principal (the “Cancelled Debt Principal”) under the Note, reflecting a conversion price of $1.42 per share (the “Exchange”). The Company’s shareholders approved the Exchange and the Exchange Shares were issued on November 10, 2023 (the “Exchange Date”). As of the Exchange Date, the Exchange Shares had a fair value of approximately $5.6 million. The Exchange was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), as (i) the Company was determined be experiencing financial difficulties as defined by ASC 470-60, and (ii) the Cancelled Debt Principal exceeded the fair value of the Exchange Shares by approximately $4.4 million, resulting in a lower effective borrowing rate on the Note as a result of the Exchange, and thus the Exchange was determined to result in a concession by the Lender. The Company performed a comparison of the undiscounted cash flows associated with the Note subsequent to the Exchange to the carrying value of the Note as of the Exchange date. The net carrying value of the Note was determined to exceed the undiscounted future cash flows by approximately $1.2 million (the “Excess Carrying Value”). The Note was thus written down to the amount of the undiscounted future cash flows on the Note from the Exchange Date to maturity. Further, as the Lender is a related party of the Company, the Excess Carrying Value was accounted for as a capital transaction and no gain or loss was recognized related to the restructuring. Once the registration statement is declared effective by the SEC, the note payment will count against the threshold payment amount, as defined in the notes and the MIPA, and no other material terms of the original note were changed as a result of the conversion. Upon the closing of our acquisition of the Endeavor Entities, the parties of that certain Membership Interest Purchase Agreement dated June 15, 2022, and the Amendment of Transaction Documents Related to Threshold Payment dated March 31, 2024 (together, the “2022 MIPA”), agreed that Section 8.7 Unwinding of the 2022 MIPA expired and is no longer enforceable. As a result, the selling entities in the 2022 MIPA no longer have the right to unwind our acquisitions of White Claw Colorado City and Silver Fuels Dehli.
(m)	On May 14, 2024, we issued a promissory note (the “Note”), to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The intent of the Note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable.
(n)	On June 13, 2024, the Company owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial, and executed a Settlement Agreement, where the Company and the CFO agreed the Accrued Compensation would be paid under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by December 31, 2024, the Note will mature and any amounts due thereunder will be due and payable in full on such date. In February 2025, the parties agreed to extend this note to June 30, 2025.
(o)	Upon the Closing of our acquisition of the Endeavor Entities, the Company acquired a certain lending agreement dated August 2, 2023, which our Chief Executive Officer is the beneficial owner. Under this agreement, the we borrowed $1,182,193, which bears interest at 8.75%. The note matures in December 2028.

Note 15. Commitments and Contingencies

Finance Leases

We acquired Silver Fuels Delhi, LLC (SFD) and White Claw Colorado City, LLC (WCCC) in a business combination in August 2022, in which we acquired certain finance lease contracts and liabilities as described below:

SFD has two finance lease agreements with Maxus Capital Group, LLC (“Maxus”). The first finance lease involves twelve storage tanks and other equipment for consideration of $1,025,000 for 60 monthly lease payments of $22,100. At the end of the lease term there is an option to purchase the assets back from Maxus at a purchase price of $1. The second finance lease involves remaining property at the oil gathering facility with the exception of land, for consideration of $1,350,861 for 60 monthly lease payments of $18,912. At the end of the lease term, there is an option to purchase the assets back from Maxus at a purchase price of $877,519. The land contains the oil gathering facility, which is being used as collateral by the lessor for both lease obligations.

We are required to make minimum cash reserve payments of at least $24,000 ($8,945 and $15,055 for the first and second lease, respectively) each month in addition to the base lease payments. The cash reserve payments are to be used in the event of a default. At the end of the term, Maxus will return the balance of any cash reserve payments. As of December 31, 2023, the balances of the cash reserves for these leases were recorded as other assets in the amount of $369,109 (see Note 6). As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as imputed interest rate of 18% for the first and second lease obligations, which results in the carrying value of the financial liabilities equating the estimated book value of the leased assets at the end of the lease terms and the dates at which the Company may exercise its buy-back options. Future minimum lease payments for each of the remaining years under the Maxus lease obligations are as follows: 2025 $123,036.

WCCC a finance lease with Maxus for the terminaling and storage delivery terminal, commonly known as the China Grove Station (the “China Grove Station”), located in Colorado City, Texas to Maxus for consideration of approximately $2,500,000 for 60 monthly lease payments of $39,313. At the end of the lease term, the Company has an option to purchase the China Grove Station back from Maxus at 35% of the original cost, or $875,000. The Company has pledged 100% of its interests in accounts receivable as collateral for the lease obligation. The Company is required to make minimum cash reserve payments of at least $16,100 each month in addition to the base lease payments until Maxus has received $471,756. The cash reserve payments are to be used in the event of default. As of December 31, 2024, the balance of the cash reserves for these leases was recorded as other assets in the amount of $354,200. As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of August 1, 2022. This measurement as yielded an imputed interest rate of 18% for the lease obligation, which results in the carrying value of the financial liability equating the estimated book value of the China Grove Station at the end of the lease term and the date at which the Company may exercise its buy-back option. Future minimum lease payments for each of the remaining years under the Maxus lease obligation are as follows: 2025 $471,756, and 2026 $471,756.

On May 23, 2023, our subsidiary White Claw Colorado City, LLC (“WCCC”), supplemented an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to finance the build-out of our new wash plant facility located on the land leased by our subsidiary, VivaVentures Remediation Corp., in Houston, Texas. Maxus has funded approximately $2.2 million to finance the build-out of the Houston location in the form of a finance lease for the wash plant, plus an additional $2.1 million in financing, and we will lease the wash plant facility under WCCC’s supplement to the Master Agreement. We expect our lease payments to Maxus under the supplement to be approximately $57,962 per month over 4 years, with an early buyout option of approximately $685,000 or lease-end option to purchase the facilities for the fair market value. We anticipate that the lease will commence in the third quarter of 2025 at which time the final amount funded and lease payments will be determined. During the construction phase the Company controls the asset under construction and has recorded a liability for the amounts funded by Maxus until lease commencement.

We acquired Meridian Equipment Leasing, LLC (MEL) in a business combination in October 2022, in which we acquired certain finance lease contracts and liabilities as described below:

Meridian Equipment Leasing has a master lease agreement (which originally contained eighteen finance leases) containing eight finance leases as of December 31, 2024 with Maxus Capital Group, LLC (“Maxus”). The leases have funded the purchase of tractors, trailers, and other crude oil transportation assets for consideration of $10,168,677 and with monthly payments of $306,050 per month. The eight leases under the Maxus master lease, have a total of $8,714,278 in right of use asset as of December 31, 2024 with accumulated right-of-use amortization of $1,536,203.

We are required to make minimum cash reserve payments of at least $25,919 (for the 8 leases) each month in addition to the base lease payments. The cash reserve payments are to be used in the event of a default. At the end of the term, Maxus will return the balance of any cash reserve payments. As of December 31, 2024, the balances of the cash reserves for these leases were recorded as other assets in the amount of $1,490,562 (see Note 6). As these leases grant the lessee an option to purchase the underlying asset that the lessee is reasonably certain to be exercised, the leases are accounted for as finance leases. We have recorded right of use assets in our property, plant, and equipment, and depreciated them on a straight-line basis. We have also recorded a finance lease liability due to Maxus. According to ASC 842, the Company has measured the lease liability and at the present value of the remaining lease payments, as if the lease were acquired on acquisition date of October 1, 2024. This measurement as imputed interest rate of ranging from 6.05% to 6.30% lease obligations, which results in the carrying value of the financial liabilities equating the estimated book value of the leased assets at the end of the lease terms and the dates at which the Company may exercise its buy-back options. Future minimum lease payments for each of the remaining years under the Maxus lease obligations are as follows: 2025 $3,672,604, 2026: $2,637,587.

On December 24, 2024, our subsidiary Meridian Equipment Leasing, LLC (“MEL”), supplemented (Schedule 21) an existing Master Agreement (the “Master Agreement”) with Maxus Capital Group, LLC (“Maxus”), under a four-year agreement, which Maxus agreed to a sale leaseback of approximately $1.5 million of certain gathering and pipeline assets. Under the terms of the lease, lease payments to are $40,335 per month over four years, with an early buyout option or option at the end of the base term to purchase the equipment for $470,462. As of December 31, 2024, Maxus has only funded $696,153 of the sales price. We anticipate that the lease will commence in the second quarter of 2025, after Maxus has paid the full purchase price for the equipment. Accordingly, the Company recorded the funded amount as a component of “Accounts payable and accrued expenses” as of December 31, 2024.

The following table reconciles the undiscounted cash flows for the finance leases as of December 31, 2024 to the finance lease liability recorded on the balance sheet:

2025	4,267,396
2026	3,109,343
Total undiscounted lease payments	7,376,738
Less: Imputed interest	743,609
Present value of lease payments	6,633,129
Add: carrying value of lease obligation at end of lease term	2,769,868
Total finance lease obligations	$9,402,997

Finance lease liabilities, current	$4,267,396
Finance lease liabilities, long-term	$5,135,601

Weighted-average discount rate	7.99%
Weighted-average remaining lease term (months)	21.41

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the finance leases were entered into or revalued upon acquisition, the incremental borrowing rate was determined to be between 6.29% and 18.00%.

Operating Leases

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

On October 1, 2024, the Company acquired a lease agreement for corporate office space in Dallas, Texas at Spring Valley. Commencing on June 1, 2022, the five-year lease terminates on May 31, 2027 with Spring Valley Leasing LLC. The lease required a monthly lease payment $15,233 through the remaining life of the lease.

On October 1, 2024, the Company acquired a lease agreement for land, building, yard and improvements in Monohans, Texas related to operating a trucking yard and shop. Commencing on May 1, 2021, the five-year lease terminates on April 30, 2026. The lease requires a monthly lease payment of $10,000.

On October 1, 2024, the Company acquired a lease agreement for 10 acres of land and its buildings and improvements in Reeves County, Texas. Commencing on January 1, 2024, seventeen-month lease terminates on May 31, 2025. The lease requires a monthly lease payment of $138,395.

On October 1, 2024, the Company acquired a lease agreement for building and yard in Reeves County, Texas related to operating a trucking yard and shop. Commencing on January 1, 2024, the seventeen-month lease terminates on May 31, 2025. The lease requires a monthly lease payment of $35,000.

The right-of-use asset for operating leases as of December 31, 2024 and 2023 was $4,920,454 and $1,534,870. Rent expense for the years ended December 31, 2024 and 2023 was $557,892 and $564,085.

The following table reconciles the undiscounted cash flows for the leases as of December 31, 2024 to the operating lease liability recorded on the balance sheet:

2025	2,636,151
2026	1,246,055
2027	261,441
2028	173,899
2029	177,855
Thereafter	2,683,523
Total undiscounted lease payments	7,178,923
Less: Imputed interest	2,352,421
Present value of lease payments	$4,826,502

Operating lease liabilities, current	$2,636,151
Operating lease liabilities, long-term	$2,190,351

Weighted-average remaining lease term	118.15
Weighted-average discount rate	8.1136%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the operating leases were entered into or acquired, the incremental borrowing rate was determined to be between 6.29 and 10.5%.

Employment Agreements

On October 28, 2022 we entered into an executive employment agreement with a new Chief Executive Officer, James Ballengee, which provides for annual compensation of $1,000,000 payable in shares of our common stock issued in four equal quarterly installments, priced at the volume weighted average price (VWAP) for the five trading days preceding the date of the Employment Agreement and each anniversary thereof (the “CEO Compensation”). For the twelve months of Mr. Ballengee’s employment (October 28, 2023 to October 27, 2024), we owed Mr. Ballengee a total of 1,657,016 shares of our common stock, issuable at 414,254 per quarter. For the next twelve months of his employment (October 28, 2024 to October 27, 2025), we owe Mr. Ballengee a total of 688,891 shares of our common stock, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings). The CEO Compensation is subject to satisfaction of Nasdaq rules, the provisions of the Company’s equity incentive plan and other applicable requirements and shall be accrued if such issuance is due prior to satisfaction of any such requirements. Additionally, Mr. Ballengee shall be eligible for a discretionary performance bonus. The Employment Agreement may be terminated by either party for any or no reason, by providing five days’ notice of termination.

On June 13, 2024, we entered into a new Employment Agreement with Mr. Tyler Nelson with respect to our appointment of Mr. Nelson as Chief Financial Officer. Pursuant to the New Employment Agreement, Mr. Nelson will receive: (i) $450,000 annually (the “Base Salary”); (ii) an annual cash incentive bonus of a minimum of 50% of the Base Salary (a portion of which may be payable in the form of restricted common stock of the Company) and a maximum of 120% of the Base Salary; and (iii) an annual equity incentive bonus of a minimum of 25% of the Base Salary and a maximum of 120% of the Base Salary in shares of restricted stock. Mr. Nelson will also be eligible for a cash transaction bonus (the “Transaction Bonus”) for Qualified Transactions, as defined in the New Employment Agreement, of 0.5% of the enterprise value of the assets, equity or business sold or acquired or the listing value of the equity or debt being listed on a national exchange. For each of the closing of the Merger Agreement and Endeavor MIPA, Mr. Nelson will receive a bonus of $200,000, with $100,000 for each such bonus to be paid in cash and the remaining $100,000 for each such bonus to be paid in shares of our common stock, valued on the date of close of the Merger Agreement and the Endeavor MIPA, respectively. The foregoing bonuses are in lieu of a Transaction Bonus for either the Merger Agreement or the Endeavor MIPA. The new Employment Agreement is for an initial term of two years and will auto-renew for subsequent one-year terms if not terminated by either party at the end of a term, which requires 90 days prior notice. The new Employment Agreement may also be terminated under standard cause and without cause termination and resignation provisions. At the time of entering into the new Employment Agreement, we owed Mr. Nelson $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as our Chief Financial Officer under the Original Agreement. Pursuant to the Settlement Agreement, we agreed with Mr. Nelson on the Accrued Compensation would be paid to Mr. Nelson under of a straight promissory note in the principal amount of the Accrued Compensation (the “Note”). Under the terms of the Note, the amounts due under the Note will accrue interest at 8% per annum, and will be paid to Mr. Nelson by paying him 5% of any money received by us from closed future financings or acquisition/merger/sale transactions until the Note has been paid in full. In the event the Note has not been paid in full by June 30, 2025, the Note will mature and any amounts due thereunder will be due and payable in full in such date. Under the terms of the Settlement Agreement we issued Mr. Nelson a stock option agreement (the “Option Agreement”) setting forth the stock options Mr. Nelson were issued on June 9, 2022 (the “Grant Date”). Pursuant to the Option Agreement, as of the Grant Date, Mr. Nelson was granted 917,825 stock options (the “Options”) at an exercise price per share of $1.80. The Options shall vest as follows: (i) 360,145 shares on the Grant Date, (ii) 219,312 shares three (3) months after the Grant Date, (iii) 48,338 shares for each of the following six (6) quarters, and (iv) 48,340 shares following the eighth (8th) quarter after the Grant Date. The Options were fully vested as of June 9, 2024.

On October 1, 2024, we entered into an executive employment agreement with Russ Shelton as Executive Vice President and Chief Operating Officer. Mr. Shelton will receive (i) base salary compensation of $337,000 USD annually (the “Base Compensation”); (ii) an annual cash and equity incentive compensation of up to $808,000 based upon certain performance criteria as more particularly described therein. As an inducement to enter into the Shelton Agreement, Mr. Shelton shall receive a one-time signing grant of our common stock equivalent in value to $150,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant, subject to an eighteen (18) month lockup period, which shall be granted promptly after the Effective Date, as defined therein. Pursuant to the Shelton Agreement, Mr. Shelton’s employment is at-will under Texas law, except as modified therein. Mr. Shelton’s employment with Vivakor Administration, LLC, a subsidiary of ours, began on October 1, 2024. In connection with the Shelton Agreement, Mr. Shelton and Ballengee Holdings, LLC, an affiliate of James H. Ballengee, our Chairman, President, and CEO, have entered into a side letter agreement (the “Shelton Side Letter”) promising Mr. Shelton (i) certain additional Base Compensation equal to the difference between Mr. Shelton’s current salary and $375,000 by January 1, 2025, should we not increase Mr. Shelton’s Base Compensation, as defined in the Shelton Agreement, to such level, and (ii) a one-time special cash bonus of $100,000.00 USD upon completion of an equity capital raise, as more particularly set forth therein.

On June 26, 2024, we entered into an executive employment agreement with Patrick M. Knapp to join the company as our Executive Vice President, General Counsel, & Secretary and provides for an annual base salary of $350,000, payable in equal installments every two weeks. In addition, the Knapp Agreement provides for annual incentive cash and equity compensation of up to $840,000 based on certain performance goals as further set forth therein. As an inducement to enter into the Knapp Agreement, Mr. Knapp shall receive a one-time signing grant of our common stock equivalent in value to $250,000, which are priced per share based on the volume-weighted average price for the preceding five (5) trading days prior to the day of such grant (calculated to be 140,190 shares based on the effective date of the Knapp Agreement), subject to an eighteen (18) month lockup period and a conditional clawback obligation concurrent therewith, which shall be granted within thirty (30) days after the Start Date, as defined therein. Pursuant to the Knapp Agreement, Mr. Knapp’s employment is at-will under Texas law, except as modified therein. Mr. Knapp’s employment began on June 26, 2024.

Note 16. Long-term Debt

To assist in funding the manufacture of the Company’s Remediation Processing Centers, between 2015 and 2017, the Company entered into two agreements which include terms for the purchase of participation rights for the sale of future revenue of the funded RPCs, and which also require working interest budget payments by the Company.

The Company accounted for the terms under these contracts for the sale of future revenue under Accounting Standards Codification 470 (“ASC 470”). Accordingly, these contracts included the receipt of cash from an investor where the Company agrees to pay the investor for a defined period a specified percentage or amount of the revenue or a measure of income (for example, gross revenue) according to their contractual right, in which the Company would record the cash as debt and apply the effective interest method to calculate and accrue interest on the contracts. The terms of these agreements grant the holder a prorated 25% participation in the gross revenue of the assets as defined in the agreements for 20 years after operations commence for a purchase price of approximately $2,200,000. The Company made its first payment of $7,735 in the second quarter of 2021. Due to delays and limitations in achieving scaled up operations (see Note 3 Long Lived Assets) the effective interest rate of these agreements range from approximately 11% to 31% for the year ended December 31, 2023. During 2023, the Company entered into an agreement to move our Vernal RPC to Kuwait to commence scaled up remediation services, as the Vernal plant was not producing product toward its off-take agreement, which further delayed our anticipated operations. Furthermore, in the fourth quarter of 2023, Enshaat Al Sayer (Enshaat) (the original contractor chosen for the remediation of certain cleanup for the Kuwait Environmental Remediation Project (KERP) notified us that it terminated its subcontract with DIC, which effectively terminated DIC’s contract with the Company. For the year ended December 31, 2024, the Company continues to negotiate the terms for an agreement directly with Kuwait Oil Company for the remediation services on the KERP. The Company evaluated these events and determined that the inability to obtain an agreement with Enshaat or Kuwait Oil Company in 2024 was a trigger event requiring analysis for impairment. We analyzed the events and assessed an impairment loss of the assets related to our Kuwait RPCs of $7,047,179 for the year ended December 31, 2024. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Additionally, the Company assessed the impact of the impairment loss, including the impact on our ancillary agreements. Ancillary to our prospective Kuwait RPC operations, the royalty and working interest agreements related to these RPCs provide for clauses that stipulate if the RPCs never enter into operations that the Company is not liable for any payment. As a result of such impairments, it has become probable that the Kuwait RPCs may not enter into operations, and such debt was reversed and the debt discounts fully expensed as of December 31, 2024.

Some holders of these participation rights also have the option to relinquish ownership and all remaining benefits of their LLC units in exchange for Common Stock in the Company. Depending on the contract, these options to convert to common stock range from between 1 and 5.5 years. The exercise period ranges from between 1 year to 5.5 years with a step-up discount to market for each year the option is not exercised with a range of between 5% to 25% discount to market. As of December 31, 2024 and 2023 none of these options have been exercised to convert to Common Stock. Accordingly, under Accounting Standards Codification 815 (“ASC 815”) the Company valued these options at fair value, which found the fair value of the options to be nominal. Long-term debt related to these participation rights is recorded in “Long-term debt” on the consolidated balance sheet.

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

Long-term debt consists of the following:

	December 31,	December 31,
	2024	2023
Principal	$-	$2,196,233
Accrued interest	-	2,434,449
Debt discount	-	(197,052)
Total long term debt	$-	$4,433,630

Long term debt, current	$-	$-
Long term debt	$-	$4,433,630

Note 17. Stockholders’ Equity

Series A, Series B, Series B-1, Series C and Series C-1 Preferred Stock

The Preferred Stock authorized by the Company may be issued from time to time in one or more series. The Company is authorized to issue 15,000,000 shares of preferred stock. The Company is authorized to issue 66,667 shares of Series A Preferred Stock, 3,266,667 shares of Series B Preferred Stock, 1,666,667 shares of Series B-1 Preferred Stock, 3,333,333 shares of Series C Preferred Stock, and 3,333,333 shares of Series C-1 Preferred Stock. The Board of Directors is authorized to fix or alter the number of shares constituting any series of Preferred Stock and the designation thereof. In 2021, the Board of Directors authorized, and a majority vote acceptance was received of each voting class of preferred stock, including Series B Preferred Stock, Series B-1 Preferred Stock, and Series C-1 Preferred Stock, that each class’s designations be amended that upon the Company’s public offering in conjunction with an up list to a senior stock exchange that these classes of preferred stock will convert their preferred shares to common shares on a one for one basis. In conjunction with our acquisition of the Endeavor Entities on October 1, 2024, on February 6, 2025 the Company filed a Certificate of Amendment to our Articles of Incorporation (deemed to be effective for accounting purposes as of October 1, 2024) which withdrew all prior series of preferred stock and set forth the certificate of designation of our the Series A Preferred Stock issued as consideration for the acquisition. Such filing is deemed to have been effective as of December 31, 2024 as such filing’s delay was due to administrative reasons. For the year ended December 31, 2024 and 2023, there were no outstanding shares of the previous preferred stock series at the time of the amendment. As a result of the amendment Series A was replaced as disclosed below, and Series B, B-1, C, and C-1 were all withdrawn. The Company has issued 107,789 outstanding shares of Series A Preferred as of December 31, 2024. The conversion price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions, and certain issuances of common stock. The Company has the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. Holders of shares of Series A Preferred Stock will have no voting rights. Our Series A Preferred Stock earns an annual dividend of 6% of the stated value of the stock, which dividend is paid in equal quarterly installments in shares of our common stock unless such issuance would cause the holder of the Series A Preferred Stock to exceed certain beneficial ownership limitations, and such a situation the dividend will accrue until such time as the shares are able to be issued. Series A have the right to a liquidation preference in any distribution of net assets made to the shareowners prior to and in preference to the holders of Common Stock and any other Preferred Stock holder in the liquidation, dissolution or winding up of our Company. The Company has the right, but not the obligation, to redeem shares of Series A Preferred Stock.

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and an earn-out adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock.

Common Stock

In November 2023, the Company’s shareholders voted to increase the Company’s authorized shares of common stock to 200,000,000. As of December 31, 2024 and 2023, there were 41,709,190 and 26,220,508 shares of our common stock issued and outstanding, respectively. Treasury stock is carried at cost.

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and an earn-out adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. To date we have issued the sellers 6,724,291 shares of our common stock and 107,789 shares of our Series A Preferred Stock. For the years ended December 31, 2024 and 2023, the Company issued 1,333,292 and 7,231,998 common shares for a $1,216,050 and $10,255,000 reduction of liabilities.

For the year ended December 31, 2024, the Company sold 2,667,568 common shares for $1,425,000 in cash.

For the year ended December 31, 2024, the Company converted $2,227,493 of convertible debt into 1,903,095 common shares.

Noncontrolling Interest

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099. The noncontrolling interest related to VWFI were removed from our financial statements (Note 3 Principles of Consolidation), resulting in the gain on deconsolidation. The elimination of noncontrolling interest related to the deconsolidation of VWFI was $8,068,143. Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. For the year ended December 31, 2024 the change in noncontrolling interest was due primarily related to the noncontrolling interest’s allocation of the impairment expenses (see Note 8 and Note 9).

Note 18. Share-Based Compensation & Warrants

On November 10, 2023, our 2023 Equity and Incentive Plan (the Plan) went effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock.

The following is a summary of the material features of the Plan, which is qualified in its entirety by reference to the actual text of the Plan.

Eligibility. The Plan provides for the grant of equity awards to the officers, employees, directors, consultants and other key persons of the Company and our subsidiaries selected from time to time by our Compensation Committee of the Board. The Compensation Committee will determine in its sole and absolute discretion the specific individuals eligible to participate in the Plan. As of April 14, 2025, we had approximately one hundred and fifty employees and five directors. The Company also employs consultants to supplement its operational activities.

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

The Company has granted stock-based compensation to employees, including the issuance of 1,421,760 employee stock options granted in June 2022 that were to vest over a period of two years. For the years ended December 31, 2024 and 2023, we also issued 1,076,031and 1,054,267 shares in stock awards in conjunction with the CEO’s employment agreement. As of December 31, 2024 and 2023, we issued additional stock awards of 48,387 and 245,536 that vest quarterly for 12 months, and some that cliff vest in 12 and 18 months in conjunction with employee contracts. We also issued 539,596 shares in stock awards in conjunction with new employment agreements entered into during 2024. For the years ended December 31, 2024 and 2023, stock-based compensation was $2,930,838 and $1,596,957. In January 2023, a new Board of Directors was nominated and approved. Three new independent Board members were issued stock non-statutory stock awards in the amount of 95,045, for which 50,000 shares vested immediately and 45,045 vested quarterly, and 10,311 of these awards were forfeited upon a director’s resignation in December 2023. On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”). As security to secure repayment of the Note, we issued DIC an option to purchase 1,000,000 shares of our common stock at an exercise price of $1.179 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method.

There were no other options or awards granted during the years ended December 31, 2024 and 2023, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2023
Risk-free interest rate	0.24 – 5.23%
Expected dividend yield	None
Expected life of warrants	3.33-10 years
Expected volatility rate	156 – 273%

The following table summarizes all stock option activity of the Company for the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2022	1,833,566	$2.59	6.47

Granted	1,000,000	1.18	1.50
Exercised	-	-	-
Forfeited	(16,666)	12.00	-
Outstanding, December 31, 2023	2,816,900	$2.03	4.08

Granted	-	-	-
Exercised	(1,000,000)	$1.179	-
Forfeited	(95,139)	12.00	-
Outstanding, December 31, 2024	1,721,761	$1.97	4.71

Exercisable, December 31, 2023	2,720,221	$2.05	3.93

Exercisable, December 31, 2024	1,721,761	$1.97	4.71

As of December 31, 2024 and 2023, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of December 31, 2024 and 2023, the Company had 399,040 and 80,000 warrants outstanding. On February 14, 2022, the Company closed on its underwritten public offering of 1,600,000 shares of common stock, at a public offering price of $5.00 per share. In addition, the Company has issued the underwriter, EF Hutton, a 5-year warrant to purchase 80,000 shares of common stock at an exercise price equal $5.75, and were valued with a fair market value of $374,000. On April 4, 2024, the Company issued Clear Street LLC a one year warrant to purchase 319,040 shares of common stock at an exercise price of $0.90 per share, and were valued with a fair market value of $92,522. The impact of these warrants has no effect on stockholder’s equity, as they are considered equity-like instruments, and are considered a direct expense of offering services.

Management uses the Black-Scholes option pricing model to determine the fair value of warrants on the date of issuance.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants on the date of issuance during 2024 and 2023 are as follows:

Risk-free interest rate	1.92 - 5.02%
Expected dividend yield	None
Expected life of warrants	1 - 5 years
Expected volatility rate	98 - 167%

Note 19. Segments

The Company has two reportable operating segments, which consist of trucking logistics services and terminaling and storage product and services, and uses segment income/(loss) from operations to assess performance against forecasted results and allocate resources to its segments. Segment income/(loss) from operations is determined on the same basis as consolidated income/(loss) from operations presented in the Company’s consolidated statements of operations.

The trucking logistics services segment generates revenue from trucking crude oil and produced water and transportation and terminaling services of crude oil via the Omega Gathering Pipeline. Transportation and terminaling of crude oil is also conducted utilizing our Omega Gathering Pipeline, which is an approximately forty-five (45) mile integrated crude oil gathering and pipeline in Blaine County, Oklahoma, in the heart of the STACK play. The line is tied into the Cushing, Oklahoma storage hub via the Plains STACK Pipeline. We also own and operate fifteen (15) crude oil pipeline injection truck stations, primarily centered in the Permian Basin.

The terminaling and storage segment generates revenue from two operational major crude oil terminaling facilities for crude oil and natural gas liquid gathering and storage. One facility is located in Colorado City, Texas, and the other facility is located in Delhi, Louisiana. Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers. These crude oil terminals are industrial facilities that serve as hubs for the storage, handling and distribution of crude oil and petroleum products.

For information purposes, we have reported separately “Corporate and Other”, which is not determined to be an operating segment, but allows for analysis of non-operating entities and shared services and personnel that support both of the operating segments. Corporate and Other contains expenses for the corporate entity and non-operating entities, such as corporate overhead payroll expenses, stock-based compensation, corporate legal and audit expenses, impairment expense not related to operating segments, interest expense from loans at the corporate level, and amortization of intangible assets held at corporate and non-operating entities.

Our chief operating decision maker (CODM) is our Chief Executive Officer, James Ballengee. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the years ended December 31, 2024 and 2023 are as follows :

Year ended December 31, 2024

	Transportation Logistics Segment	Terminaling and Storage Segment	Corporate and other	Total Consolidated
Revenues	$18,782,745	$39,829,406	$-	$58,612,151
Revenues- related party	-	31,199,089	-	31,199,089
Total revenues	18,782,745	71,028,495	-	89,811,240
Cost of revenues	13,804,019	65,788,017	-	79,592,036
Gross profit	4,978,726	5,240,478	-	10,219,204
Operating expenses:
Sales and marketing	-	-	15,268	15,268
General and administrative	2,194,857	598,465	9,412,709	12,206,031
Impairment expense	-	-	8,632,773	8,632,773
Amortization and depreciation	5,187,972	4,997,297	1,175,156	11,360,425
Total operating expenses	7,382,829	5,595,762	19,235,906	32,214,497
Loss from operations	(2,404,103)	(355,284)	(19,235,906)	(21,995,293)

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	165,275	165,275
Gain on disposition of asset	57,200	-	-	57,200
Gain on deconsolidation of subsidiary	-	-	177,550	177,550
Interest income	30,818	-	29,546	60,364
Interest expense	(1,511,056)	(1,248,138)	(1,936,040)	(4,695,234)
Interest expense- related parties			(121,458)	(121,458)
Other income	12,540	-	115,000	127,540
Total other income (expense)	(1,410,498)	(1,248,138)	(1,570,127)	(4,228,763)
Loss before provision for income taxes	(3,814,601)	(1,603,422)	(20,806,033)	(26,224,056)
Provision for income taxes	-	-	(126,869)	(126,869)
Consolidated net loss	(3,814,601)	(1,603,422)	(20,932,902)	(26,350,925)
Less: Net loss attributable to noncontrolling interests	-	-	(4,161,105)	(4,161,105)
Net loss attributable to Vivakor, Inc.	$(3,814,601)	$(1,603,422)	$(16,771,797)	$(22,189,820)

Year ended December 31, 2023

	Transportation Logistics Segment	Terminaling and Storage Segment	Corporate and other	Total Consolidated
Revenues	$-	$46,202,141	$50,000	$46,252,141
Revenues- related party		13,069,611	-	13,069,611
Total revenues	-	59,271,752	50,000	59,321,752
Cost of revenues	-	54,300,788	-	54,300,788
Gross profit	-	4,970,964	50,000	5,020,964
Operating expenses:
Sales and marketing	-	-	3,070	3,070
General and administrative	-	718,548	6,698,262	7,416,810
Amortization and depreciation	-	2,961,902	970,842	3,932,744
Total operating expenses	-	3,680,450	7,672,174	11,352,624
Loss from operations	-	1,290,514	(7,622,174)	(6,331,660)

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	(1,156,928)	(1,156,928)
Gain on deconsolidation of variable interest entity	-	-	438,099	438,099
Interest income	-	-	14,953	14,953
Interest expense		(548,500)	(417,637)	(966,137)
Interest expense- related parties			(3,058,940)	(3,058,940)
Other income	-	-	318,041	318,041
Total other income (expense)	-	(548,500)	(3,862,412)	(4,410,912)
Loss before provision for income taxes	-	742,014	(11,484,586)	(10,742,572)
Provision for income taxes	-	-	(92,703)	(92,703)
Consolidated net loss	-	742,014	(11,577,289)	(10,835,275)
Less: Net loss attributable to noncontrolling interests	-	-	(96,650)	(96,650)
Net loss attributable to Vivakor, Inc.	$-	$742,014	$(11,480,639)	$(10,738,625)

Note 20. Income Tax

Provision for income taxes is as follows:

	December 31,
	2024	2023
Current:
State	$60,810	$4,380
Total current	60,810	4,380
Deferred:
Federal	73,897	59,440
State	(7,838)	28,883
Total Deferred	66,059	88,323

Net provision	$126,869	$92,703

The differences between the expected income tax provision based on the statutory Federal United States income tax rates and the Company’s effective tax rates are summarized below:

	December 31, 2024
Tax Computed At The Federal Statutory Rate	$(4,634,170)	21.00%
State Tax, Net Of Fed Tax Benefit	(352,031)	1.60%
Nondeductible Expenses	412,439	-1.87%
Flowthrough Entity not Subject to Tax	870,990	-3.95%
Foreign Corporation - Minority Interest	590	0.00%
Non-controlling Interest	(827,332)	3.75%
Valuation Allowance	5,199,892	-23.56%
Stock compensation	(488,445)	2.21%
Rate Change	8,363	-0.04%
Other/Prior Year True-Up	(63,427)	0.29%
Benefit from income taxes	$126,869	-0.57%

	December 31, 2023
Tax Computed At The Federal Statutory Rate	$(2,235,644)	21.00%
State Tax, Net Of Fed Tax Benefit	(353,133)	3.32%
Nondeductible Expenses	1,008,500	-9.47%
Flowthrough Entity not Subject to Tax	(6,820)	0.06%
Foreign Corporation - Minority Interest	6,560	-0.06%
Non-controlling Interest	(20,272)	0.19%
Valuation Allowance	186,011	-1.75%
Rate Change	-	0.00%
R&D Credits	1,891	-0.02%
Other/Prior Year True-Up	1,505,609	-14.14%
Benefit from income taxes	$92,703	-0.87%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2024
Deferred Tax Assets:
Net Operating Losses	$7,732,475
Stock Compensation	361,778
Reserves	2,668,891
Leases Liability	1,104,044
Inventory	-
Fixed Assets	417,949
Accrued Liabilities	595,127
Other	85,575
Total Deferred Tax Assets	12,965,839

Deferred Tax Liabilities:
ROU Asset	(1,125,516)
Intangibles	(2,068,818)
Total Deferred Tax Liabilities	(3,194,334)
Less: Valuation Allowance	(9,925,885)
Net deferred tax liability:	$(154,381)

December 31, 2023
Deferred Tax Assets:
Net Operating Losses	$4,574,080
Stock Compensation	234,271
Reserves	935,313
Leases Liability	436,111
Inventory	51,376
Fixed Assets	392,902
Accrued Liabilities	626,488
Other	59,991
Total Deferred Tax Assets	7,310,532

Deferred Tax Liabilities:
ROU Asset	(410,703)
Intangibles	(2,262,158)
Total Deferred Tax Liabilities	(2,672,862)
Less: Valuation Allowance	(4,725,993)
Net deferred tax liability:	$(88,323)

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

As of December 31, 2024 and 2023, the Company had estimated net operating losses for federal and state purposes of $40 million and $18.1 million, respectively. Federal net operating losses of $6.5 million will expire in 2037. State net operating loss carryovers of $8.5 million will start to expire in 2037. Other federal and state net operating loss carryovers do not have an expiration date.

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

The Company is in the process of filing back income tax returns from 2010 through the current year and subject to IRS examination for these years. The Company has booked a reserve for potential penalties associated with non-filing of certain foreign information reports related to its subsidiary in the Middle East. Penalties and interest have been reported in the general and administrative section of the statement of operations. The reserve balance at December 31, 2024 and 2023 was $837,477 and $658,167, respectively. The Company does not expect this reserve to reverse within the next 12 months, as they will apply for a penalty waiver when the tax returns are ultimately filed. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin. The Company expects to file all past due income tax returns within the next 12 months.

Note 21. Related Party Transactions

In 2023 we subleased office space to Spectra Global Cuisine, LLC (Spectra), which shares officers with WealthSpace, LLC (the Fund Manager of VWFI). For the year ended December 31, 2024, we realized $115,000 in office sublease lease revenue from Spectra. As of December 31, 2024, the Company is carrying accounts receivable of $137,000 related to this sublease.

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

In May 2023, we entered into a Consulting Agreement with Trent Staggs, who is a current shareholder of the Company and one of our former directors. The agreement was for a term of four months and has been terminated as of September 30, 2023. For the year ended December 31, 2024, we paid Mr. Staggs a total of $48,000 in cash under the terms of the agreement.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. The consideration for the membership interests included the Notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrue interest of prime plus 3% on the outstanding balance of the notes. Under the MIPA, we have committed to make a payment to Jorgan and JBAH on or before February 1, 2024 in the amounts of $16,306,754 to Jorgan and $164,715 to JBAH, whether in cash or unrestricted common stock. In the event of a breach of the terms of the Notes, the sole and exclusive remedy of the holder of the notes will be to unwind the MIPA transaction. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In October 2022, we entered into an agreement amending the Notes, whereby, after the approval of our shareholders was given in November 2023, we issued 7,042,254 restricted shares of our common stock as a payment of $10,000,000 toward the principal of the Notes on a pro rata basis (the “Note Payment”), reflecting a conversion price of $1.42 per share. Once a registration statement registering the shares for the Note Payment is declared effective by the SEC, the Note Payment will count against the threshold payment amount, as defined in the notes and the MIPA. As of December 31, 2024 and 2023, we have accrued interest of approximately none and made cash payments of $2,573,883 and $3,587,986.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. Since acquiring this contract on August 1, 2022 we have received tank storage revenue of approximately $1,800,000 for the years ended December 31, 2024 and 2023, respectively.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the year ended December 31, 2024 and 2023, we made crude oil purchases from WC Crude of $43,632,933, and $36,740,922, and received deficiency payments of $1,855,077 and $172,311. In addition, SFD has a sales agreement to sell a natural gas liquid product and crude petroleum products to WC Crude. These sales agreements are cash net settled at market prices. We produced and sold crude and natural gas liquids to WC Crude in the amount of $10,790,417 and $11,268,005 for the years ended December 31, 2024 and 2023.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we have the right, but not the obligation to use Endeavor for consulting services. For the years ended December 31, 2023, Endeavor rendered services in the amount of $295,881. This agreement was eliminated upon consolidation in 2024 after the acquisition of the Endeavor Entities.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2024 and 2023, the balance owed was $404,120 and $375,124.

On October 1, 2024, Jorgan Development, LLC, a Louisiana limited liability company (“Jorgan”) and JBAH Holdings, LLC, a Texas limited liability company (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly-owned subsidiaries of the Company. The consolidated financial statements of the Endeavor Entities for the nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022 are attached hereto as Exhibits 99.1 and 99.2.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water. On a daily basis, the trucking fleet hauls approximately 60,000 barrels of crude oil, tank bottoms, and petroleum wastes, and approximately 30,000 barrels of produced water. In addition, the Endeavor Entities own and operate a crude oil pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests is $116.3 million (the “Purchase Price”), after post-closing adjustments, including a reduction for assumed debt and a possible increase for an earn-out adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The number of shares of Common Stock for the Purchase Price is equal to an undivided nineteen and ninety-nine hundredths percent (19.99%) of all of the Company’s issued and outstanding Common Stock immediately prior to Closing, or a lesser percentage, if such issuance would result, when taking into consideration the percentage of Common Stock owned by Sellers prior to such issuance, in Sellers owning in excess of 49.99% of the Common Stock issued and outstanding on a post-Closing basis, with such shares of Common Stock valued at $1.00 per share. The remaining Purchase Price is due to the Sellers in Preferred Stock. The Preferred Stock will have the terms set forth in the Series A Preferred Stock Certificate of Designations, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning greater than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s chief executive officer and principal shareholder. The Company is currently still calculating the reduction in the Purchase Price, as a result of Endeavor Entities debt that the Company assumed at Closing.

On December 2, 2024, the Company issued 6,724,291 shares of Common Stock to the Sellers, or their assignees, with 4,999,500 shares issued to Jorgan and 50,500 shares issued to JBAH. The remaining shares were issued to two non-related parties as part of the consideration for the Purchase Price at the instruction of the Sellers. The Company issued 107,789 shares of Series A Preferred Stock to the Sellers, or their assignees, as part of the Purchase Price.

Upon the Closing of our acquisition of the Endeavor Entities, the parties of that certain Membership Interest Purchase Agreement dated June 15, 2022, and the Amendment of Transaction Documents Related to Threshold Payment dated March 31, 2024 (together, the “2022 MIPA”), agreed that Section 8.7 Unwinding of the 2022 MIPA expired and is no longer enforceable. As a result, the selling entities in the 2022 MIPA no longer have the right to unwind our acquisitions of White Claw Colorado City and Silver Fuels Delhi.

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

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party trucking revenue related to this agreements of $3,756,097.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Possee”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 bbls per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party revenue related to this agreements of $189,750.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with WC Crude, who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must source for the Company, a minimum volume of 200,000 bbls per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the year ended December 31, 2024, we realized related party revenue related to this agreements of $427,844.

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

On May 14, 2024, we issued a promissory note, to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of December 31, 2024, the principal balance and accrued interest of this note was $1,164,150 and $43,880.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note has not been paid in full by June 30, 2025, the note will mature and any amounts due thereunder will be due and payable in full on such date. As of December 31, 2024 the balance of principal and accrued interest was $1,020,872 and $48,121.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of December 31, 2024 the balance of principal and accrued interest was $500,000 and $24,456.

Note 22. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On February 11, 2025, the Company filed a Certificate of Amendment (the “Amendment to Articles”) to the Company’s Amended and Restated Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to withdraw all previously designated series of preferred stock.

On February 11, 2025, we entered into a Consulting Agreement with WSGS, LLC for management consulting services. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3 million per year, payable in registered shares of our common stock under our 2023 Equity Incentive Plan. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock.

On February 10, 2025, we entered into a Side Letter related to our Executive Employment Agreement with Tyler Nelson, a Director and our Chief Financial Officer, and dated June 13, 2024 and the Promissory Note issued to Mr. Nelson dated June 13, 2024, under which we amended and clarified Mr. Nelson’s Employment Agreement and the Promissory Note to (i) clarify that effective October 1, 2024, Mr. Nelson’s Employment Agreement is with Vivakor Administration, LLC with all material obligations guaranteed by us, (ii) confirming the Promissory Note is still our primary obligation; (iii) confirming the payment obligations of the company are triggered but not just fund raising by the company but also fundraising by our subsidiaries, that the maturity date under the Promissory Note is extended until June 30, 2025, and that a 5% fee will be assessed on the outstanding principal and interest due under the Promissory Note as of December 31, 2024 as a result of the Promissory Note not being paid by December 31, 2024, and (iv) to clarify that no taxable event will occur related to amounts due under the Promissory Note until those amounts are actually paid by the Company to Mr. Nelson.

On July 5, 2024, we issued a convertible promissory note to Ballengee Holdings, LLC (“Ballengee Holdings”), whose beneficial owner is our Chief Executive Officer, in the principal amount of $500,000, in exchange for $500,000 and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of our common stock to Ballengee Holdings (the “BH Shares”). On February 12, 2025, we issued the BH Shares to Ballengee Holdings.

On July 8, 2024, we issued a convertible promissory note to Justin Ellis (“Ellis”) in the principal amount of $350,000, in exchange for $350,000 and in connection therewith, we agreed to issue 15,982 ($35,000) restricted shares of our common stock to Ellis (the “Ellis Shares”). On February 12, 2025, we issued the Ellis Shares to Ellis.

On February 13, 2025, we issued Tysadco Partners, LLC 139,535 shares for payment of $180,000 in outstanding invoices.

On February 12, 2025, we issued James Ballengee, our Chairman, Chief Executive Officer and principal shareholder, 160,266 shares of our common stock (net of tax withholdings) under the terms of the Ballengee Employment Agreement for his services rendered from October 28, 2024 to January 27, 2025. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8. Based on the Ballengee Employment Agreement, we owe Mr. Ballengee 688,891 shares of Common Stock for his employment period beginning October 28, 2024 through October 27, 2025, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings).

Under our Employment Agreement with Tyler Nelson, our Chief Financial Officer, he is due bonuses at various times and/or upon certain events happening, namely an annual cash incentive bonus for December 31, 2024 of $225,000, an annual equity incentive bonus of $112,500, and a bonus for the close of the acquisition of the Endeavor Entities of $100,000, totaling $437,500 (the “Nelson Bonuses”), The Nelson Bonuses are due to Mr. Nelson in shares of common stock, which total 462,462 shares of common stock (prior to tax withholdings) based on the calculations in the Nelson Employment Agreement. In payment of the Nelson Bonuses, on February 12, 2025, we issued Mr. Nelson 105,213 shares of our common stock after tax withholdings. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8.

On March 17, 2025, the Company issued a junior secured convertible promissory note (the “Note”) due as described below, to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company received $5,000,000, before deduction of closing fees (the “Loan”), and will use the net proceeds of the Loan for general working capital purposes and to repay certain indebtedness. The Company received the funds on March 18, 2025.

The Note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless an event of default shall occur and is continuing. The Note is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. The Note is secured by a junior lien in all assets of the Company and its subsidiaries, subject to exceptions for existing debt covenants of the Company. The Company reserved 21,554,274 shares of its common stock for issuance in connection with a conversion under the Note and the Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”).

Under the terms of a Registration Rights Agreement (the “RRA”), the Company is obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note (the “Conversion Shares”) as well as the Commitment Shares by a date which shall be not later than sixty (60) days after closing.

On April 9, 2025, a Side Letter (the “Cedarvew Side Letter”) with Cedarview Capital Management LLC (“Cedarview”) went effective which amended the terms of that certain Loan and Security Agreement we issued to Cedarview dated October 31, 2024 (the “Cedarview Loan”). Under the terms of the Side Letter, we agreed to pay the remaining amounts we owe under the Cedarview Loan as follows: (i) $589,890.37 on or before April 9, 2025, (ii) payments of $150,000 on each of April 30, 2025 and May 31, 2025, and (iii) four monthly payments of $645,684.69 until the Cedarivew Loan has been paid in full. In exchange for Cedarview agreeing to the extended repayment terms under the Side Letter for the Cedarview Loan we agreed we would (a) pay Cedarview 30% of any net amounts we receive from drawdowns from any equity lines of credit we do in the future as payments on the Cedarview Loan, (b) pay Cedarview 30% of any net proceeds received from the sale of any assets in the future as payments on the Cedarview Loan, and (c) issue Cedarview, or its assignees, 300,000 shares of our restricted common stock. We paid the $589,890.37 on April 9, 2025 and issued Cedarivew, and its assignees, 300,000 shares of our restricted common stock on April 11, 2025.

On March 18, 2025, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company can regain compliance with the minimum bid price requirement at any time within the 180 calendar day period following receipt of the Nasdaq notice, or until September 15, 2025. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. Nasdaq’s written notice has no effect on the listing or trading of the Company’s common stock at this time. The Company intends to actively monitor the closing bid price of its common stock and, as appropriate, will consider available options to resolve this listing deficiency.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Description of Securities				*
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
21.1	Subsidiaries of the Company				*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: April 15, 2025	By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ballengee	Chief Executive Officer and Director	April 15, 2025
James Ballengee	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer and Director	April 15, 2025
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ John Harris	Director	April 15, 2025
John Harris

/s/ Albert Johnson	Director	April 15, 2025
Albert Johnson

/s/ Michael Thompson	Director	April 15, 2025
Michael Thompson