Form 10-K/A
period 2024-12-31
Vivakor, Inc.
filed 2025-05-02
CIK 1450704

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

EXPLANATORY NOTE

On April 15, 2025, Vivakor, Inc. (the “Company”), filed its Annual Report on Form 10-K for the year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K inadvertently omitted Exhibit 97, Vivakor, Inc.’s Compensation Recovery Policy. The Company is filing this First Amended Form 10-K/A (the “Amendment”) solely to include the omitted exhibit. The Company did not update any other information contained in the Original Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K, and does not modify or update in any way the disclosures made in the Original Form 10-K.

i

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Description of Securities	10-K	4/15/25	4.5
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
21.1	Subsidiaries of the Company	10-K	4/15/25	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
97	Vivakor, Inc. Compensation Recovery Policy				*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: May 2, 2025	By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ballengee	Chief Executive Officer and Director	May 2, 2025
James Ballengee	(Principal Executive Officer)

/s/ Tyler Nelson	Chief Financial Officer and Director	May 2, 2025
Tyler Nelson	(Principal Accounting Officer and Principal Financial Officer)

/s/ John Harris	Director	May 2, 2025
John Harris

/s/ Albert Johnson	Director	May 2, 2025
Albert Johnson

/s/ Michael Thompson	Director	May 2, 2025
Michael Thompson