Form 10-Q
period 2025-03-31
Vivakor, Inc.
filed 2025-05-20
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 20, 2025, there were 47,297,347 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$765,366	$651,022
Cash- restricted	4,023,417	3,025,970
Accounts receivable	12,933,776	1,626,994
Accounts receivable- related party	4,508,232	4,599,094
Prepaid expenses	3,859,479	1,204,790
Marketable securities	2,313,855	661,101
Inventories	132,324	205,529
Total current assets	28,536,449	11,974,500

Other assets	3,473,483	3,608,067
Notes receivable	245,020	242,714
Property and equipment, net	92,661,561	100,039,371
Right of use assets- operating leases	4,449,272	4,920,454
Intellectual property, net	8,142,220	8,348,703
Customer relationships, net	41,813,052	43,021,022
Goodwill	68,885,853	68,885,853
Total assets	$248,206,910	$241,040,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,629,485	$29,601,665
Accounts payable and accrued expenses- related parties	2,416,728	831,984
Accrued compensation	1,373,536	1,249,099
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	2,611,259	2,636,151
Finance lease liabilities, current	4,063,363	4,267,396
Loans and notes payable, current	42,640,002	42,423,941
Loans and notes payable, current- related parties	21,570,295	21,810,164
Total current liabilities	127,561,760	111,927,697

Operating lease liabilities, long term	1,564,735	2,190,351
Finance lease liabilities, long term	4,359,961	5,135,601
Loans and notes payable, long term	5,948,617	6,514,010
Deferred tax liability	154,381	154,381
Total liabilities	139,439,659	125,922,040

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 107,789 and none outstanding as of March 31, 2025 and December 31, 2024	$108	108
Common stock, $0.001 par value; 200,000,000 shares authorized; 45,003,523 and 41,709,190 were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	45,003	41,709
Additional paid-in capital	210,935,247	208,167,537
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(98,067,305)	(88,951,426)
Total Vivakor, Inc. stockholders’ equity	112,893,053	119,237,928
Noncontrolling interest	(4,125,802)	(4,119,284)
Total stockholders’ equity	108,767,251	115,118,644
Total liabilities and stockholders’ equity	$248,206,910	$241,040,684

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	March 31,
	2025	2024
Revenues
Terminaling and storage	$21,826,502	$12,913,165
Terminaling and storage- related party	2,037,534	3,108,226
Transportation logistics	10,962,014	-
Transportation logistics- related party	2,514,241	-
Total revenues	37,340,291	16,021,391
Cost of revenues	32,581,857	14,953,254
Gross profit	4,758,434	1,068,137
Operating expenses:
Sales and marketing	-	11,040
General and administrative	5,369,313	1,664,966
Amortization and depreciation	5,831,602	1,009,053
Total operating expenses	11,200,915	2,685,059
Loss from operations	(6,442,481)	(1,616,922)
Other income (expense):
Unrealized gain (loss) on marketable securities	1,652,754	(82,638)
Loss on disposition of asset	(1,597,913)	-
Gain on deconsolidation of subsidiary	-	177,550
Interest income	25,482	2,307
Interest expense	(1,131,077)	(444,040)
Interest expense- related parties	(53,121)	-
Other income	12,540	54,000
Total other income (expense)	(1,091,335)	(292,821)
Loss before provision for income taxes	(7,533,816)	(1,909,743)
Provision for income taxes	-	(800)
Consolidated net loss	(7,533,816)	(1,910,543)
Less: Net loss attributable to noncontrolling interests	(6,518)	(28,308)
Net loss attributable to Vivakor, Inc.	$(7,527,298)	$(1,882,235)

Series A Preferred Stockholder Dividends	$1,588,581	$-
Net loss to common shareholders	(9,115,879)	(1,882,235)

Basic and diluted net loss per share	$(0.21)	$(0.07)

Basic weighted average common shares outstanding	43,076,850	26,391,937

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2024	107,789	$108	41,709,190	$41,709	$208,167,537	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for a reduction of liabilities	-	-	227,069	227	380,773	-	-	-	381,000
Stock based compensation	-	-	553,072	553	500,870	-	-	-	501,423
Stock based compensation- Consultant	-	-	447,761	448	299,552	-	-	-	300,000
Common stock distributable- Series A Preferred Stock Dividends	-	-	2,066,431	2,066	1,586,515	-	(1,588,581)	-	-
Net loss	-	-	-	-	-	-	(7,527,298)	(6,518)	(7,533,816)
March 31, 2025 (unaudited)	107,789	$108	45,003,523	$45,003	$210,935,247	$(20,000)	$(98,067,305)	$(4,125,802)	$108,767,251

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
December 31, 2023	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for a reduction of liabilities	-	-	300,000	300	285,000	-	-	-	285,300
Stock based compensation	-	-	-	-	327,985	-	-	-	327,985
Net loss	-	-	-	-	-	-	(1,882,235)	(28,308)	(1,910,543)
March 31, 2024 (unaudited)	-	$-	26,520,508	$26,521	$83,710,538	$(20,000)	$(67,790,641)	$13,513	$15,939,931

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(7,533,816)	$(1,910,543)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,831,602	1,009,053
Stock-based compensation	501,423	327,985
Stock-based compensation- consultant	300,000	-
Unrealized (gain) loss- marketable securities	(1,652,754)	82,638
Loss on disposition of assets	1,597,913	-
Gain on deconsolidation of subsidiary	-	(177,550)
Changes in operating assets and liabilities:
Accounts receivable	(11,215,920)	(1,551,490)
Prepaid expenses	(2,654,689)	(91,393)
Inventory	73,205	(13,148)
Other assets	767,099	(115,742)
Right of use assets- operating leases	471,182	89,876
Operating lease liabilities	(650,508)	(91,163)
Accounts payable and accrued expenses	12,983,336	426,581
Interest on notes receivable	(2,306)	(2,307)
Interest on notes payable	1,184,198	187,524
Net cash used in operating activities	(35)	(1,829,679)

INVESTING ACTIVITIES:
Proceeds from the sale of vehicles and trailers	1,482,000	-
Purchase of equipment	-	(1,028,885)
Net cash provided (used) in investing activities	1,482,000	(1,028,885)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(979,673)	(115,976)
Proceeds from loans and notes payable	4,599,111	3,002,192
Proceeds from loans and notes payable- related party	1,664,150	-
Payment of notes payable	(4,489,161)	-
Payment of notes payable- related party	(1,164,601)	(4,686)
Net cash provided (used) by financing activities	(370,174)	2,881,530

Net increase in cash and cash equivalents	1,111,791	22,966
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	3,676,992	744,307
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$4,788,783	$767,273

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$218,014	$2,193
Income taxes	$-	$-

Noncash transactions:
Accounts payable on purchase of equipment	$414,459	$1,207,577
Capitalized interest on construction in process	$-	$318,447
Common stock issued with debt	$250	$285,300
Common stock issued for a reduction in liabilities	$381,000	$-
Series A preferred shareholder stock dividend	$1,588,581	$-

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Business

Vivakor, Inc. (“Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating two main segments: (i) transportation logistics services and (ii) terminaling and storage facility product and services related to oil and gas production.

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

On October 1, 2024, we acquired Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries, which gave us operations in several different areas of the midstream oil and gas industry. Our management and Board of Directors is currently reviewing all aspects of the Endeavor Entities’ assets and operations, including the synergies they have with our pre-acquisition operations and the debt related to certain of those assets and operations. In the event our management and Board of Directors determines some of those assets or operations do not fit organizationally with our other assets and operations then we may seek strategic alternatives with those certain assets and/or operations.

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

Reclassifications

Certain reclassifications have been made to prior years’ purchase price allocation of accrued interest and principal note payable amounts to conform to the 2025 presentation.

Restricted Cash

The Company acquired an accounts receivable factoring agreement on October 1, 2024 in the acquisition of the Endeavor Entities, where the Company is required to maintain a reserve account with the factoring institution which is included as restricted cash.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the three months ended March 31, 2025, the Company evaluated, and determined that there was no trigger event, and therefore no impairment incurred. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the three months ended March 31, 2025.

Revenue Recognition

For the three months ended March 31, 2025, our sales consisted of storage services and the sale of crude oil or like products and transportation logistic services. For the three months ended March 31, 2025 and 2024, disaggregated revenue by customer type was as follows: $23,864,036 and $16,021,391 in terminaling and storage and $13,476,255 and none in Transportation Logistics. During the fourth quarter of 2024, the Company entered into a Crude Petroleum Sales Agreement with third parties for the purchase and sale of crude petroleum products in North Dakota. The Company realized sales of $13,269,810 from these contracts for the three months ended March 31, 2025.

Related Party Revenues

Our revenue from related parties for the three months ended March 31, 2025 and 2024 was $4,551,775 and $3,108,226.

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 30.65% and 100% of the balance of accounts receivable as of March 31, 2025 and 2024. Our two major customers (one of which is a related party) account for approximately 15.29% and 99% of the Company’s revenues for the three months ended March 31, 2025 and 2024.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the three months ended March 31, 2025 and 2024.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the three and three months ended March 31, 2025 and 2024 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of March 31, 2025 and 2024 include the following: convertible notes payable, which are convertible into approximately 10,471,437 and 224,560 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 2,420,081 and 2,281,673 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 479,685 and 690,304 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023, which such stock option was exercised in September 2024 for a reduction in debt. The Company also had warrants outstanding to purchase 399,040 and 80,000 shares of common stock as of March 31, 2025 and 2024.

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

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of March 31, 2025, we had an accumulated deficit of approximately $98 million. As of March 31, 2025 and December 31, 2024, we had a working capital deficit of approximately $99 million and $101.5 million, respectively. As of March 31, 2025, we had cash of approximately $4.8 million, of which $4 million is restricted cash. In addition, we have obligations to pay approximately $64.2 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2025, subject to available cash flows, the Company continued its strategy to monetize its intellectual properties and execute its business plan, including the operation of the Endeavor Entities which were acquired in the fourth quarter of 2024. To date we have financed our operations primarily through our operations, debt financing, and private and public equity offerings.

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

Note 3. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Vehicles and trailers	$27,405,817	$(3,640,058)	$23,765,759	$30,485,730	$(1,856,461)	$28,629,269
Equipment	339,610	(64,518)	275,092	339,610	(33,069)	306,541
Land	732,000	-	732,000	732,000	-	732,000
Building	1,630,000	(328,852)	1,301,148	1,630,000	(164,426)	1,465,574
Crude & NGL terminal and related equipment	930,460	(600,876)	329,584	930,460	(566,835)	363,625
Crude Oil Transfer Stations	6,570,080	(1,798,266)	4,771,814	6,570,080	(899,133)	5,670,947
Pipeline and related facilities	42,244,680	(1,543,088)	40,701,592	42,244,680	(771,544)	41,473,136
Finance lease- Right of use assets	12,593,359	(5,391,175)	7,202,184	12,593,359	(4,367,820)	8,225,539

Construction in process:
Wash Plant Facilities	6,271,259	-	6,271,259	5,997,566	-	5,997,566
Remediation Processing Unit System A	2,892,343	-	2,892,343	2,892,343	-	2,892,343
Remediation Processing Unit System B	2,892,343	-	2,892,343	2,892,343	-	2,892,343
WCCC Tank Expansion	1,526,443	-	1,526,443	1,390,488	-	1,390,488
Total fixed assets	$106,028,394	$(13,366,833)	$92,661,561	$108,698,659	$(8,659,288)	$100,039,371

For the three months ending March 31, 2025 and 2024, depreciation expense was $3,527,645 and $37,151. During the three months ended March 31, 2025, we sold vehicles and trailers which cost $4,319,000 and had a net book value of $3,079,913 at a loss of $1,597,913. The proceeds of $1,482,000 from these sales was used to pay down our notes payable Note 5). Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$41,774,338	$27,793,637
Accrued interest (various notes and loans payable)	1,017,670	970,551
Accrued tax penalties and interest	837,477	837,477
Accounts payable and accrued expenses	$43,629,485	$29,601,665

	March 31,	December 31,
	2025	2024
Accounts payable- related parties	$2,321,673	$715,526
Accrued interest (notes payable)- related parties	95,055	116,458
Accounts payable and accrued expenses- related parties	$2,416,728	$831,984

Accrued compensation	$1,373,536	$1,249,099

For the three months ended March 31, 2025, our accounts payable and accrued expenses include unverified billings from a service provider in the amount of $371,075, of which the Company is in the process of reviewing and may dispute in the near future.

As of March 31, 2025 and December 31, 2024, our accounts payable are primarily made up of trade payables.

As of March 31, 2025 and December 31, 2024, trade accounts payables in the amount of $2,321,673 and $3,433,706 is with a vendor who our CEO or an executive is a beneficiary of. As of March 31, 2025 and December 31, 2024, accounts payable related to consulting services rendered of none and $252,777, are with a vendor who our CEO is a beneficiary of.

As of March 31, 2025, accrued compensation to current employees includes $185,676 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $287,105 due to our Chief Financial Officer, which includes $114,226 in accrued sick and vacation pay is payable in cash if unused and $100,000 in accrued bonuses. Accrued compensation includes prorated year end accrued cash bonuses that are considered probable.

Note 5. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	March 31, 2025	December 31, 2024
Various promissory notes and convertible notes	$50,960	$50,960
Various promissory notes for vehicle financing	423,929	445,917
Blue Ridge Bank	410,200	410,200
Small Business Administration	2,312,006	2,389,022
Al Dali International for Gen. Trading & Cont. Co.	205,614	189,391
RSF, LLC	500,000	500,000
Justin Ellis	350,000	350,000
Cedarview Opportunities Master Fund LP	3,038,597	2,886,307
Business First Bank	9,391,933	10,842,312
Note payable to Pilot OFS Holdings, LLC	16,619,526	16,619,526
Maxus Capital Group, LLC	9,257,161	10,513,507
Curve Capital, LLC	930,418	2,103,954
Agile Capital Funding, LLC	498,764	1,636,855
JJ Astor & Co. (a)	4,599,511	-
Total notes payable	$48,588,619	$48,937,951

Loans and notes payable, current	$42,640,002	$42,423,941
Loans and notes payable, long term	$5,948,617	$6,514,010

Related party debt:

	March 31, 2025	December 31, 2024
Jorgan Development, LLC (l)	$17,658,421	18,109,503
Ballengee Holdings, LLC (m)	1,563,150	1,391,650
Tyler Nelson (n)	856,271	1,020,872
Triple T Trading Company LLC	413,166	404,121
Waskom, LLC (o)	1,079,287	884,018
Total notes payable- related parties	$21,570,295	$21,810,164

Loans and notes payable, current- related parties	$21,570,295	$21,810,164
Loans and notes payable, long term- related parties	$-	$-

2025	$64,210,297
2026	5,563,208
2027	88,302
2028	25,788
2029	25,788
Thereafter	245,531
Total	$70,158,914

(a)	On March 17, 2025, the Company issued a junior secured convertible promissory note due to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000, in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender. The Company received $5,000,000, before deduction of closing fees. The note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The note does not bear interest unless an event of default shall occur and is continuing. The Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan.

Note 6. Commitments and Contingencies

On February 11, 2025, we entered into a Consulting Agreement with WSGS, LLC for management consulting services. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3 million per year, payable in registered shares of our common stock under our 2023 Equity Incentive Plan. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock.

On February 10, 2025, we entered into a Side Letter related to our Executive Employment Agreement with our Chief Financial Officer, and dated June 13, 2024 and the Promissory Note issued to Mr. Nelson dated June 13, 2024, under which we amended and clarified Mr. Nelson’s Employment Agreement and the Promissory Note to (i) clarify that effective October 1, 2024, Mr. Nelson’s Employment Agreement is with Vivakor Administration, LLC with all material obligations guaranteed by us, (ii) confirming the Promissory Note is still our primary obligation; (iii) confirming the payment obligations of the company are triggered but not just fund raising by the company but also fundraising by our subsidiaries, that the maturity date under the Promissory Note is extended until June 30, 2025, and that a 5% fee will be assessed on the outstanding principal and interest due under the Promissory Note as of December 31, 2024 as a result of the Promissory Note not being paid by December 31, 2024, and (iv) to clarify that no taxable event will occur related to amounts due under the Promissory Note until those amounts are actually paid by the Company to Mr. Nelson.

On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with Mr. Les Patterson, our Vice President, Operations & Construction. Mr. Patterson’s Employment Agreement misstated Mr. Patterson’s annual equity compensation, which was agreed to be annual equity compensation equal to not less than $100,000 to be paid in equal quarterly installments of $25,000 based on a valuation formula set forth in the Employment Agreement, but was mistakenly drafted as annual equity compensation equal to not less than $25,000 to be paid in equal quarterly installments based on a valuation formula set forth in the Employment Agreement. As a result of the Amendment No. 1 to the Employment Agreement we issued Mr. Patterson 74,701 additional shares of our common stock, which is valued at $75,000 based on the valuation formula in Mr. Patterson’s Employment Agreement. These shares were issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

On February 10, 2025, we entered into an Employment Agreement with Andre Johnson to be our Vice President, Human Resources As part of Mr. Johnson’s compensation we agreed to issue him 302,297 shares of our common stock as a signing bonus, as well as $75,000 worth of our common stock annually, paid in equal quarterly installments. These shares are due to be issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

Note 7. Share-Based Compensation & Warrants

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

In 2025, we issued additional stock awards to our Chief Executive Officer, of 160,266 shares of our common stock (net of tax withholdings) under the terms of his employment agreement for his services rendered from October 28, 2024 to January 27, 2025. Based on the renewal of the CEO’s employment agreement, we owe Mr. Ballengee 688,891 shares of Common Stock for his employment period beginning October 28, 2024 through October 27, 2025, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings). Under our employment agreement with our Chief Financial Officer, he is due bonuses at various times and/or upon certain events happening, namely an annual cash incentive bonus for December 31, 2024 of $225,000, an annual equity incentive bonus of $112,500, and a bonus for the close of the acquisition of the Endeavor Entities of $100,000 paid in stock, totaling $437,500, due in shares of common stock, which total 462,462 shares of common stock (prior to tax withholdings) based on the employment agreement. We issued stock for these bonuses in February 2025, and issued 105,213 shares after tax withholdings. On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with our Vice President, Operations & Construction, which issued 74,701 additional shares of our common stock, which is valued at $75,000. We also have quarterly stock issuances to independent board members as part of their compensation, which included 32,421 shares to be issued for the three months ended March 31, 2025. In 2024, we issued additional stock awards that vest quarterly in conjunction with annual compensation for current and a new Board of Direct compensation, and one employment contract. For the three months ended March 31, 2025, stock-based compensation was $501,423. On February 11, 2025, we entered into a Consulting Agreement with WSGS, LLC for management consulting services. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3 million per year, payable in registered shares of our common stock under our 2023 Equity Incentive Plan. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock. Consulting stock-based compensation was $300,000 for the three months ended March 31, 2025.

There were no other options or awards granted during the three months ended March 31, 2025. The following table summarizes all stock option activity of the Company for the three months ended March 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2024	1,721,761	$2.59	6.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2025	1,721,761	$1.97	4.39

Outstanding, December 31, 2023	2,816,900	$2.03	4.08
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2024	2,816,900	$2.03	4.08

Exercisable, December 31, 2024	1,721,761	$1.97	4.71
Exercisable, March 31, 2025	1,721,761	$1.97	4.39

Exercisable, December 31, 2023	2,720,221	$2.05	3.93
Exercisable, March 31, 2024	2,768,559	$2.04	3.76

As of March 31, 2025 and 2024, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Note 8. Income Tax

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

The Company recorded a provision for income taxes of none and $800 for the three months ended March 31, 2025 and 2024, respectively. The Company is projecting a -0.95% effective tax rate for the year ending December 31, 2025, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2024 was -0.57%, which was primarily the result of prior year true-ups and permanent adjustments.

Note 9. Related Party Transactions

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the consideration for the membership interests included the notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrued interest of prime plus 3% on the outstanding balance of the notes. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. For the three months ended March 31, 2025 and 2024, we have made cash payments of $451,082 and $2,493.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. We have received tank storage revenue of approximately $450,000 for the three months ended March 31, 2025 and 2024, respectively.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the three months ended March 31, 2025 and 2024, we made crude oil purchases from WC Crude of $3,594,162 and $11,620,447 and received deficiency payments of $478,918 and $547,839. In addition, SFD has a sales agreement to sell a natural gas liquid product and crude petroleum products to WC Crude. These sales agreements are cash net settled at market prices. We produced and sold crude and natural gas liquids to WC Crude in the amount of $1,585,303 and $2,657,906 for the three months ended March 31, 2025 and 2024.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we had the right, but not the obligation to use Endeavor for consulting services. Since acquiring Endeavor this contract is eliminated upon consolidation for the three months ended March 31, 2025. For the three months ended March 31, 2024, Endeavor rendered services in the amount of $36,252.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of March 31, 2025 and 2024, the balance owed was $413,166 and $380,510.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 barrels of product per day for our trucking logistics services. The agreement expires on December 31, 2034. For the three months ended March 31, 2025, we realized related party trucking revenue related to this agreement of $1,934,106.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Posse”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 barrels per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the three months ended March 31, 2025, we realized revenue related to this agreement of $201,600.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired a Station Throughput Agreement with WC Crude, who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must source for the Company, a minimum volume of 200,000 barrels per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the three months ended March 31, 2025, we realized revenue related to this agreement of $378,535.

Note 10. Segments

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, James Ballengee. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three months ended March 31, 2025 are as follows:

Three Months Ended March 31, 2025

	Transportation Logistics Segment	Terminaling and Storage Segment	Corporate and other	Total Consolidated
Revenues	$10,962,014	$21,826,502	-	$32,788,516
Revenues- related party	2,514,241	2,037,534	-	4,551,775
Total revenues	13,476,255	23,864,036	-	37,340,291
Cost of revenues	9,766,845	22,815,012	-	32,581,857
Gross profit	3,709,410	1,049,024	-	4,758,434
Operating expenses:
General and administrative	2,355,884	234,692	$2,778,737	5,369,313
Amortization and depreciation	4,574,072	844,826	412,704	5,831,602
Total operating expenses	6,929,956	1,079,518	3,191,441	11,200,915
Loss from operations	(3,220,546)	(30,494)	(3,191,441)	(6,442,481)

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	1,652,754	1,652,754
Loss on disposition of asset	(1,597,913)	-	-	(1,597,913)
Interest income	23,175	-	2,307	25,482
Interest expense	(939,429)	-	(191,648)	(1,131,077)
Interest expense- related parties	-	-	(53,121)	(53,121)
Other income	12,540	-	-	12,540
Total other income (expense)	(2,501,627)	-	1,410,292	(1,091,335)
Loss before provision for income taxes	(5,722,173)	(30,494)	(1,781,149)	(7,533,816)
Consolidated net loss	(5,722,173)	(30,494)	(1,781,149)	(7,533,816)
Less: Net loss attributable to noncontrolling interests	-	-	(6,518)	(6,518)
Net loss attributable to Vivakor, Inc.	$(5,722,173)	$(30,494)	$(1,774,631)	$(7,527,298)

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On April 9, 2025, a Side Letter (the “Cedarview Side Letter”) with Cedarview Capital Management LLC (“Cedarview”) went effective which amended the terms of that certain Loan and Security Agreement we issued to Cedarview dated October 31, 2024 (the “Cedarview Loan”). Under the terms of the Side Letter, we agreed to pay the remaining amounts we owe under the Cedarview Loan as follows: (i) $589,890.37 on or before April 9, 2025, (ii) payments of $150,000 on each of April 30, 2025 and May 31, 2025, and (iii) four monthly payments of $645,684.69 until the Cedarview Loan has been paid in full. In exchange for Cedarview agreeing to the extended repayment terms under the Side Letter for the Cedarview Loan we agreed we would (a) pay Cedarview 30% of any net amounts we receive from drawdowns from any equity lines of credit we do in the future as payments on the Cedarview Loan, (b) pay Cedarview 30% of any net proceeds received from the sale of any assets in the future as payments on the Cedarview Loan, and (c) issue Cedarview, or its assignees, 300,000 shares of our restricted common stock. We paid the $589,890 on April 9, 2025 and issued Cedarview, and its assignees, 300,000 shares of our restricted common stock on April 11, 2025.

Between May 14, 2025 and May 19, 2025, we issued convertible promissory notes (the “Notes”), to several accredited investors (the “Holders”), in the aggregate principal amount of $575,000 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $500,000, the Notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and are convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuances of the Notes, we will issue the Holders 75,000 shares of our common stock as additional incentive to enter into the SPA and the Notes.

On May 16, 2025, our subsidiary, Meridian Equipment Leasing, extended two lending agreements with Maxus Capital Gorup, LLC, which had an aggregate principal balance of $4.8 million and a maturity of May 2025 to November 2025.

On May 20, 2025, we issued an aggregate of 1,764,964 shares of our restricted common stock for quarterly dividend to the holders of our Series A Preferred Stock. Of those shares, 1,384,311 were issued to Jorgan Development, LLC and 13,983 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

On May 20, 2025 we issued 211,345 shares of common stock related to our consulting agreement with WSGS, LLC for management consulting services of $136,000 from January 2025 through April 2025. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8.

On May 20, 2025, we issued James Ballengee, our Chairman, Chief Executive Officer and principal shareholder, 168,731 shares of our common stock (net of tax withholdings) under the terms of the Ballengee employment agreement for his services rendered from January 28, 2025 to April 27, 2025. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8. Based on the Ballengee Employment Agreement, we owe Mr. Ballengee 688,891 shares of Common Stock for his employment period beginning October 28, 2024 through October 27, 2025, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings).

This summary is not a complete description of all of the terms of the SPA and the Notes and are qualified in their entirety by reference to the full text of the SPA and the Notes, forms of which are filed as Exhibits 10.1 and 10.2, respectively to our Current Report on Form 8-K filed with the Commission on May 20, 2025, which are incorporated by reference into this disclosure.

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

Business Overview

Vivakor, Inc. (“Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating two main segments: (i) transportation logistics services and (ii) terminaling and storage facility product and services related to oil and gas production.

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

On October 1, 2024, we acquired Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries, which gave us operations in several different areas of the midstream oil and gas industry. Our management and Board of Directors is currently reviewing all aspects of the Endeavor Entities’ assets and operations, including the synergies they have with our pre-acquisition operations and the debt related to certain of those assets and operations. In the event our management and Board of Directors determines some of those assets or operations do not fit organizationally with our other assets and operations then we may seek strategic alternatives with those certain assets and/or operations.

Reclassifications

Certain reclassifications may have been made to prior years’ amounts to conform to the 2025 presentation, including the purchase price allocation of accrued interest and principal note payable amounts to conform to the 2025 presentation.

Recent Developments

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

On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with Mr. Les Patterson, our Vice President, Operations & Construction. Mr. Patterson’s Employment Agreement misstated Mr. Patterson’s annual equity compensation, which was agreed to be annual equity compensation equal to not less than $100,000 to be paid in equal quarterly installments of $25,000 based on a valuation formula set forth in the Employment Agreement, but was mistakenly drafted as annual equity compensation equal to not less than $25,000 to be paid in equal quarterly installments based on a valuation formula set forth in the Employment Agreement. As a result of the Amendment No. 1 to the Employment Agreement we issued Mr. Patterson 74,701 additional shares of our common stock, which is valued at $75,000 based on the valuation formula in Mr. Patterson’s Employment Agreement. These shares were issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

On February 10, 2025, we entered into an Employment Agreement with Andre Johnson to be our Vice President, Human Resources As part of Mr. Johnson’s compensation we agreed to issue him 302,297 shares of our common stock as a signing bonus, as well as $75,000 worth of our common stock annually, paid in equal quarterly installments. These shares are due to be issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

On March 17, 2025, the Company issued a junior secured convertible promissory note (the “Note”) due as described below, to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company received $5,000,000, before deduction of closing fees (the “Loan”). The Note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless an event of default shall occur and is continuing. 0054he Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”)

Results of Consolidated Operations for the Three Months Ended March 31, 2025 and 2024

Revenue

For the three months ended March 31, 2025 and 2024 we realized revenues of $37,340,291 and $16,021,391, respectively, representing an increase of $21,318,900 or 133.07%. The increase in revenue is primarily attributed to the sales of logistics and terminaling realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the three months ended March 31, 2025 and 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid as well as the operations from our newly acquired businesses in logistics, which was acquired through our business combination which closed on October 1, 2024.

For the three months ended March 31, 2025 and 2024, costs of revenue were $32,581,857 and $14,953,254, respectively, representing an increase of $17,628,603 or 117.89%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our logistics and terminaling realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit and Gross Margin

For the three months ended March 31, 2025 and 2024 we realized gross profit of $4,758,434 and $1,068,137, respectively, representing an increase of $3,690,297 or 345.49%. The gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended March 31, 2025 and 2024, we realized operating expenses of $11,200,915 and $2,685,059, which represents an increase of $8,515,856, or 317.16%. Our operating expenses increased due to the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Interest Expense

For the three months ended March 31, 2025 and 2024, we realized total interest expense of $1,184,198 and $444,040, which represents an increase of $740,158, or 154.72%. The increase in interest expense is mainly attributable to the net effect of the accrued interest on newly acquired debt from the close of the acquisition of the Endeavor Entities on October 1, 2024, and the amendment of our note issued as consideration in the 2022 MIPA approved by the shareholders on November 10, 2023. As the amendment was accounted for as a troubled debt restructuring under ASC 470 – Debt (“ASC 470”), the note was thus written to the amount of the undiscounted future cash flows on the note to maturity, and therefore no interest expense is realized for the remainder of the note to maturity.

Unrealized Gain/Loss on Marketable Securities

For the three months ended March 31, 2025 and 2024, we reported an unrealized gain of $1,652,754 and an unrealized loss of $82,638, which represents an increase of $1,735,392, or 2,099.99%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Segment Operating Results for the Three Months Ended March 31, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

	2025	2024	Change ($)	Change (%)

Revenues	$21,826,502	$12,913,165	$8,913,336	69.03%
Revenues-related party	2,037,534	3,108,226	(1,070,691)	(34.45)%
Total revenues	23,864,036	16,021,391	7,842,645	48.95%
Cost of revenues	22,815,012	14,953,254	7,861,758	52.58%
Gross profit	1,049,024	1,068,137	(19,113)	(1.79)%
Operating expenses:
General and administrative	234,692	232,954	1,738	0.75%
Amortization and depreciation	844,826	742,509	102,317	13.78%
Total operating expenses	1,079,518	975,463	104,055	10.67%
Loss from operations	(30,494)	92,674	(123,168)	(132.90)%
Interest expense	-	(125,001)	125,001	(100.00)%
Loss before provision for income taxes	$(30,494)	$(32,327)	$1,833	(5.67)%

Revenue

The increase in revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized revenue from these contacts in the amount of $13,269,810 for the three months ended March 31, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Cost of Revenue

The increase in the cost of revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized costs of revenue from these contacts in the amount of $13,243,426 for the three months ended March 31, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Operating Results of our Transportation Logistics Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$10,962,014	-	$10,962,014	100%
Revenues-related party	2,514,241	-	2,514,241	100%
Total revenues	13,476,255	-	13,476,255	100%
Cost of revenues	9,766,845	-	9,766,845	100%
Gross profit	3,709,410	-	3,709,410	100%
Operating expenses:
General and administrative	2,355,884	-	2,355,884	100%
Amortization and depreciation	4,574,072	-	4,574,072	100%
Total operating expenses	6,929,956	-	6,929,956	100%
Loss from operations	(3,220,546)	-	(3,220,546)	100%
Other income (expense), net	(2,501,627)	-	(2,501,627)	100%
Loss before provision for income taxes	$(5,722,173)	-	$(5,722,173)	100%

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

	2025	2024	Change ($)	Change (%)
Operating expenses:
Sales and marketing	-	11,040	$(11,040)	(100.00)%
General and administrative	$2,778,737	$1,432,012	1,346,725	94.04%
Amortization and depreciation	412,704	266,544	146,160	54.84%
Total operating expenses	3,191,441	1,709,596	1,481,845	86.68%
Loss from operations	(3,191,441)	(1,709,596)	(1,481,845)	86.68%
Other income (expense):
Unrealized gain (loss) on marketable securities	1,652,754	(82,638)	1,735,392	2,099.99%
Gain on deconsolidation of subsidiary	-	177,550	(177,550)	(100.00)%
Interest income	2,307	2,307	-	-%
Interest expense	(191,648)	(319,039)	127,391	(39.93)%
Interest expense-related parties	(53,121)	-	(53,121)	100.00%
Other income	-	54,000	(54,000)	(100.00)%
Total other income (expense)	1,410,292	(167,820)	1,578,112	(940.36)%
Loss before provision for income taxes	(1,781,149)	(1,877,416)	96,267	(5.13)%
Provision for income taxes	-	(800)	800	(100.00)%
Consolidated net loss	(1,781,149)	(1,878,216)	97,067	(5.17)%
Less: Net loss attributable to noncontrolling interests	(6,518)	(28,308)	21,790	(76.97)%
Net loss attributable to Vivakor, Inc.	$(1,774,631)	$(1,849,908)	$75,277	(4.07)%

Operating Expenses

Our operating expenses increased due to the acquisition of the workforce of the Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024, including multiple new executives and administrative personnel, and hired additional consultants.

Unrealized Gain/Loss on Marketable Securities

Our marketable securities are considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains as noted above.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024 as presented below:

	March 31,
	2025	2024
Net cash (used) in operating activities	$(35)	$(1,829,679)
Net cash provided (used) in investing activities	1,482,000	(1,028,885)
Net cash provided (used) by financing activities	(370,174)	2,881,530

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of March 31, 2025, we had an accumulated deficit of approximately $98 million. As of March 31, 2025 and December 31, 2024, we had a working capital deficit of approximately $99 million and $101.5 million, respectively. As of March 31, 2025, we had cash of approximately $4.8 million, of which $4 million is restricted cash. In addition, we have obligations to pay approximately $64.2 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $4,788,783 and $3,676,992, which includes $4 million and $3 million as restricted cash, respectively.

For the three months ended March 31, 2025 and 2024, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $7,533,816 and $1,910,543, and our depreciation and amortization of $5,831,602 and $1,009,053. For the three months ended March 31, 2025 and 2024, we realized stock-based compensation of $801,423 and $327,985 in lieu of using cash. We also accrued interest expense on loans and notes payable of $1,184,198 and $187,524, an increase in accounts receivable of $11,215,920 and $1,551,490, an increase in prepaid expenses of $2,654,689 and $91,393, and as increase in accounts payable and accrued expenses of $12,983,336 and $426,581.

For the three months ended March 31, 2025 and 2024, our net cash used in investing activities was mainly attributed to our purchase of equipment of none and $1,028,885 related to the manufacturing of our RPC, wash plant facilities, and a White Claw Colorado City site extension on our pipeline and the $1,482,000 of proceeds received from the sale of vehicles and trailers.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the three months ended March 31, 2025 and 2024, we received proceeds of $6,263,261 and $3,002,192 related to the issuance of notes and other loans, of which $1,664,150 and none were from related parties. For the three months ended March 31, 2025 and 2024, we paid notes payable and lease liabilities by $6,633,435 and $120,662, of which $1,164,601 and $4,686 were to related parties.

Capitalized interest on construction in process was none and $318,447 for the three months ended March 31, 2025 and 2024. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.5 million in connection with our construction of our Texas remediation and wash plant facilities.

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

Contractual Obligations

Our contractual obligations as of March 31, 2025 for finance lease liabilities are for certain land, property, plant, and equipment, which leases end in 2025 and 2026. Finance lease obligations as of March 31, 2025 are as follows:

2025	$3,108,270
2026	3,109,343
Total	$6,217,612

Our contractual obligations as of March 31, 2025 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026 through 2027, except for a land lease which ends in 2042. Operating lease obligations as of March 31, 2025 are as follows:

2025	$1,967,902
2026	1,246,055
2027	261,441
2028	173,899
2029	177,855
Thereafter	2,724,062
Total	$6,560,537

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

There have been no material changes to our critical accounting policies and the use of estimates from these disclosures reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on April 15, 2025.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. (2) Due to certain relationships with a banking institution and consultants we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (3) We do not always follow certain review and authorization procedures related to corporate governance and the release of information to the public. After failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the executive or independent Board of Director level over certain accounting and risk assessments or the timely reporting of material transactions. We also did not achieve adequate review of certain public reports and disclosures prior to the public disclosure of the information. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in both proper drafting, review, authorization, recording and reporting of these transactions. Since our assessment as of March 31, 2025, we continue to seek to retain additional experienced personnel, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also implemented further review controls and processes surrounding treasury and fixed assets, and the Audit Committee is reviewing the material weaknesses, and will be making recommendations to the Company on implementing further internal controls to assist the Company to adhere to its corporate review, authorization, and reporting policies.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Miguel Angel Munoz, et al., v. Endeavor Crude, LLC, et al., No. D-101-CV-2023-02491 (1st Dist. Ct., Santa Fe Cty., New Mex.—Oct. 11, 2023)—Plaintiff suffered injuries in connection with a motor vehicle accident involving Plaintiff and an Endeavor Crude, LLC (“EC”) driver and tractor-trailer. Plaintiff alleges negligence, respondent superior, negligent entrustment, hiring, retention, supervision and training, and is presently seeking damages in excess of $2,000,000. Defendant is vigorously contesting the case and has not reserved anything for this dispute. Defendant believes certain costs for the defense and prospective liability are covered by applicable insurance policies.

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

Mikasa McKnight v. Endeavor Crude, LLC, et al., Case No. 202422195 (190th Dist. Ct., Harris Cty., Tex.—Jul. 2, 2024)—Plaintiff alleges negligence, negligent hiring, negligent entrustment, and respondent superior relating to a motor vehicle accident involving a tractor-trailer operated under the motor carrier authority of Defendant EC, and seeks damages in excess of $1,000,000. Defendant EC is contesting the case. The case is set for trial on August 4, 2025. Defendant is vigorously contesting the case, and Defendant’s defense and prospective liability are covered by applicable insurance policies.

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

Viva Wealth Fund I, LLC, v. Vivakor, Inc., et al., Case No. 30-2025-04169418-CU-FR-WJC, County of Orange, Superior Ct. of CA—Apr. 1, 2021)—Plaintiff asserts claims of fraud, conversion, unfair competition, intentional interference with contractual relations, breach of contract, breach of covenant of good faith and fair dealing, accounting, declaratory relief, etc. The Complaint alleges that the Plaintiff raised approximately $14 million for Vivakor, Inc. to manufacture and deploy two remediation processing centers and that the defendants allegedly misrepresented the process for Vivakor, Inc. to manufacture and deploy its remediation processing centers. The Complaint seeks unspecified general, special and punitive damages to be awarded according to proof at trial, as well as certain equitable relief. Vivakor, Inc. was served with the Complaint on April 24, 2025. Vivakor, Inc. plans to timely file a responsive pleading and vigorously defend itself against this lawsuit. Vivakor, Inc. has not reserved anything for this dispute.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act during the three months ended March 31, 2025. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On February 26, 2025, we issued Tysadco Partners, LLC 139,535 restricted shares for payment of $180,000 in outstanding invoices.

On February 11, 2025, we issued 15,982 restricted shares related to the issuance of a 2024 convertible note to a non-affiliated individual lender.

On February 11, 2025, we issued 21,552 restricted shares related to the issuance of a 2024 convertible note to Ballengee Holdings, LLC, an entity controlled by James Ballengee, the Company’s Chairman, President, and Chief Executive Officer.

On February 11, 2025, we issued 50,000 restricted shares for a reduction in liabilities related to our consulting agreement with 395 Group, LLC.

We issued the Sellers in the acquisition of the Endeavor Entities transaction an additional 24,291 shares of our common stock on February 26, 2025, and 107,789 shares of our Series A Preferred Stock on April 11, 2025 as part of the consideration for the transaction, all of which are considered to have been issued as of December 31, 2024 for accounting purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Amendment to Articles of Incorporation

On February 6, 2025, we filed a Certificate of Amendment (the “Amendment to Articles”) to the Company’s Amended and Restated Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada in order to withdraw all previously designated series of preferred stock. As a result, as of February 6, 2025 we had 15,000,000 shares of preferred stock authorized with no shares designated to any series and no shares of preferred stock outstanding.

Consulting Agreement

On February 11, 2025, in order to assist our management in managing our new, combined business operations after the acquisition of the Endeavor Entities, we entered into a Consulting Agreement with WSGS, LLC, which has extensive experience in assisting public companies in the energy sector. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3M per year, payable in registered shares of our common stock under our 2023 Equity Incentive Plan. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock.

Side Letter

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

This summary only a brief description of the material terms of, and does not purport to be a complete description of, the rights and obligations of the parties to the agreements in connection with the agreements, and such description is qualified in its entirety by reference to the full text of the agreements and its exhibits, which attached as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed with the Commission on February 14, 2025.

Loan and Security Agreement and Issuance of a Junior Secured Convertible Promissory Note

On March 17, 2025, we issued a junior secured convertible promissory note (the “Jr. Note”) due as described below, to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender (the “Agreement”). The Company received $5,000,000, before deduction of closing fees (the “Loan”), and will use the net proceeds of the Loan for general working capital purposes and to repay certain indebtedness. The Company received the funds on March 18, 2025.

The Jr. Note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Jr. Note does not bear interest unless an event of default shall occur and is continuing. The Jr. Note is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. The Jr. Note is secured by a junior lien in all assets of the Company and its subsidiaries, subject to exceptions for existing debt covenants of the Company. The Company reserved 21,554,274 shares of its common stock for issuance in connection with a conversion under the Jr. Note and the Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”).

Under the terms of a Registration Rights Agreement (the “RRA”), the Company is obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note (the “Conversion Shares”) as well as the Commitment Shares by a date which shall be not later than sixty (60) days after closing.

This summary is not a complete description of all of the terms of the Agreement, the Jr. Note, and the RRA and are qualified in their entirety by reference to the full text of the Agreement, the Jr. Note and the RRA, forms of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively to our Current Report on Form 8-K filed with the Commission on March 21, 2025, which are incorporated by reference into this disclosure.

Employment Agreements

On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with Mr. Les Patterson, our Vice President, Operations & Construction. Mr. Patterson’s Employment Agreement misstated Mr. Patterson’s annual equity compensation, which was agreed to be annual equity compensation equal to not less than $100,000 to be paid in equal quarterly installments of $25,000 based on a valuation formula set forth in the Employment Agreement, but was mistakenly drafted as annual equity compensation equal to not less than $25,000 to be paid in equal quarterly installments based on a valuation formula set forth in the Employment Agreement. As a result of the Amendment No. 1 to the Employment Agreement we issued Mr. Patterson 74,701 additional shares of our common stock, which is valued at $75,000 based on the valuation formula in Mr. Patterson’s Employment Agreement. These shares were issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

On February 10, 2025, we entered into an Employment Agreement with Andre Johnson to be our Vice President, Human Resources As part of Mr. Johnson’s compensation we agreed to issue him 302,297 shares of our common stock as a signing bonus, as well as $75,000 worth of our common stock annually, paid in equal quarterly installments. These shares are due to be issued unrestricted under the Company’s 2023 Equity and Incentive Plan as registered on Form S-8.

Additional Debt Financing

Between May 14, 2025 and May 19, 2025, we issued convertible promissory notes (the “Notes”), to several accredited investors (the “Holders”), in the aggregate principal amount of $575,000 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $500,000, the Notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and are convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuances of the Notes, we will issue the Holders 75,000 shares of our common stock as additional incentive to enter into the SPA and the Notes.

This summary is not a complete description of all of the terms of the SPA and the Notes and are qualified in their entirety by reference to the full text of the SPA and the Notes, forms of which are filed as Exhibits 10.1 and 10.2, respectively to our Current Report on Form 8-K filed with the Commission on May 20, 2025, which are incorporated by reference into this disclosure.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
21.1	Subsidiaries of the Company	10-K	4/15/25	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2025

VIVAKOR, INC.

By:	/s/ Tyler Nelson
Tyler Nelson
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 20, 2025