Form 10-Q
period 2025-06-30
Vivakor, Inc.
filed 2025-08-19
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 18, 2025, there were 48,051,097 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$413,751	$651,022
Cash- restricted	3,251,405	3,025,970
Accounts receivable, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024, respectively	18,320,492	1,626,994
Accounts receivable- related party	5,215,320	4,599,094
Prepaid expenses	2,788,615	1,204,790
Marketable securities	516,486	661,101
Inventories	132,324	205,529
Total current assets	30,638,393	11,974,500

Other assets	3,830,260	3,608,067
Notes receivable	289,485	242,714
Property and equipment, net	88,524,047	100,039,371
Right of use assets- operating leases	3,835,328	4,920,454
Intellectual property, net	7,935,737	8,348,703
Customer relationships, net	40,600,310	43,021,022
Goodwill	68,885,853	68,885,853
Total assets	$244,539,413	$241,040,684

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$47,813,636	$29,601,665
Accounts payable and accrued expenses- related parties	2,290,362	831,984
Accrued compensation	1,292,147	1,249,099
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	1,941,178	2,636,151
Finance lease liabilities, current	3,626,851	4,267,396
Loans and notes payable, current	48,530,043	42,423,941
Loans and notes payable, current- related parties	21,828,233	21,810,164
Total current liabilities	136,429,747	111,927,697

Operating lease liabilities, long term	1,656,594	2,190,351
Finance lease liabilities, long term	4,554,101	5,135,601
Loans and notes payable, long term	3,701,406	6,514,010
Deferred tax liability	154,381	154,381
Total liabilities	146,496,229	125,922,040

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 107,789 outstanding as of June 30, 2025 and December 31, 2024	108	108
Common stock, $0.001 par value; 200,000,000 shares authorized; 48,826,000 and 41,709,190 were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	48,826	41,709
Additional paid-in capital	214,200,147	208,167,537
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(112,060,095)	(88,951,426)
Total Vivakor, Inc. stockholders’ equity (deficit)	102,168,986	119,237,928
Noncontrolling interest	(4,125,802)	(4,119,284)
Total stockholders’ equity (deficit)	98,043,184	115,118,644
Total liabilities and stockholders’ equity (deficit)	$244,539,413	$241,040,684

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Revenues
Terminaling and storage	$35,222,983	$26,223,680	$13,396,481	$13,310,515
Terminaling and storage- related party	7,284,226	5,978,833	5,246,692	2,870,607
Transportation logistics	18,563,956	-	7,601,942	-
Transportation logistics- related party	5,368,572	-	2,854,331	-
Total revenues	66,439,737	32,202,513	29,099,446	16,181,122
Cost of revenues	57,101,634	30,023,562	24,519,777	15,070,308
Gross profit	9,338,103	2,178,951	4,579,669	1,110,814
Operating expenses:
Sales and marketing	720	11,668	720	628
General and administrative	9,854,023	4,639,146	4,484,746	2,974,180
Amortization and depreciation	12,702,552	1,997,473	6,870,950	988,420
Total operating expenses	22,557,295	6,648,287	11,356,416	3,963,228
Loss from operations	(13,219,192)	(4,469,336)	(6,776,747)	(2,852,414)
Other income (expense):
Unrealized loss on marketable securities	(78,406)	(82,638)	(1,731,160)	-
Gain (loss) on disposition of assets	(1,219,913)	-	378,000	-
Gain on deconsolidation of subsidiary	-	177,550	-	-
Interest income	43,310	4,613	17,828	2,306
Interest expense	(5,567,908)	(923,987)	(4,383,710)	(479,947)
Interest expense- related parties	(53,121)	-	(53,121)	-
Other income	25,080	84,000	12,540	30,000
Total other income (expense)	(6,850,958)	(740,462)	(5,759,623)	(447,641)
Loss before provision for income taxes	(20,070,150)	(5,209,798)	(12,536,370)	(3,300,055)
Provision for income taxes	-	(33,983)	-	(33,183)
Consolidated net loss	(20,070,150)	(5,243,781)	(12,536,370)	(3,333,238)
Less: Net loss attributable to noncontrolling interests	(6,518)	(48,548)	-	(20,240)
Net loss attributable to Vivakor, Inc.	$(20,063,632)	$(5,195,233)	$(12,536,370)	$(3,312,998)

Series A Preferred Stockholder Dividends	3,045,037	-	1,452,624	-
Net loss to common shareholders	$(23,108,669)	$(5,195,233)	$(13,988,994)	$(3,312,998)

Basic and diluted net loss per share	$(0.52)	$(0.19)	$(0.30)	$(0.12)

Basic weighted average common shares outstanding	44,571,516	27,189,918	46,049,758	27,987,899

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2024	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	633,292	633	735,017	-	-	-	735,650
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock for a reduction of liabilities	-	-	700,000	700	858,590	-	-	-	859,290
Issuance of common stock on conversion of debt	-	-	1,903,095	1,903	2,225,590	-	-	-	2,227,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	2,203,299	2,203	2,549,756	-	-	-	2,551,959
Stock based compensation- Consultant	-	-	13,157	13	19,985	-	-	-	19,998
Series A Preferred Stock issued as part consideration for the purchase of the Endeavor Entities	107,789	108	-	-	105,897,709	-	-	-	105,897,709
Common stock issued as part consideration for the purchase of the Endeavor Entities	-	-	6,724,291	6,724	10,415,927	-	-	-	10,422,651
Common stock distributable- Series A Preferred Stock Dividends	-	-	643,980	645	852,555	-	(853,200)	-	-
Net loss	-	-	-	-	-	-	(22,189,820)	(4,161,105)	(26,350,925)
December 31, 2024	107,789	$108	41,709,190	$41,709	$208,167,537	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for a reduction of liabilities	-	-	600,711	601	754,041	-	-	-	754,642
Stock based compensation	-	-	721,803	721	689,629	-	-	-	690,350
Stock based compensation- consultant	-	-	659,106	659	462,076	-	-	-	462,735
Common stock distributable- Series A Preferred Stock Dividends	-	-	3,831,440	3,832	3,041,205	-	(3,045,037)	-	-
Shares issued with debt			1,303,750	1,304	1,085,659				1,086,963
Net loss	-	-	-	-	-	-	(20,063,632)	(6,518)	(20,070,150)
June 30, 2025	107,789	$108	48,826,000	$48,826	$214,200,147	$(20,000)	$(112,060,095)	$(4,125,802)	$98,043,184

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(20,070,150)	$(5,243,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,702,552	1,997,473
Stock-based compensation	690,350	1,138,052
Stock-based compensation- consultant	462,735	-
Unrealized (gain) loss- marketable securities	78,406	82,638
Loss on disposition of assets	1,219,913	-
Gain on deconsolidation of subsidiary	-	(177,550)
Deferred income taxes	-	31,753
Changes in operating assets and liabilities:
Accounts receivable	(17,309,724)	(845,872)
Prepaid expenses	(1,583,825)	(105,509)
Inventory	73,205	(30,535)
Other assets	(155,984)	(393,066)
Right of use assets- finance leases	-	83,943
Right of use assets- operating leases	1,085,126	181,363
Operating lease liabilities	(1,228,730)	(184,348)
Accounts payable and accrued expenses	14,297,080	2,331,635
Interest on notes receivable	(46,771)	(4,613)
Interest on notes payable	2,805,481	313,103
Net cash used in operating activities	(6,980,336)	(825,314)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1,860,000	-
Purchase of equipment	-	(2,176,798)
Net cash provided by (used in) investing activities	1,860,000	(2,176,798)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(1,222,045)	(237,246)
Proceeds from loans and notes payable	10,396,612	3,132,959
Proceeds from loans and notes payable- related party	1,911,432	635,150
Payment of notes payable	(4,812,898)	(477,610)
Payment of notes payable- related party	(1,164,601)	(700,478)
Net cash provided by financing activities	5,108,500	2,352,775

Net decrease in cash and cash equivalents	(11,836)	(649,337)
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	3,676,992	744,307
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$3,665,156	$94,970

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$1,719,037	$222,924

Noncash transactions:
Accounts payable on purchase of equipment	$1,433,463	$1,069,380
Capitalized interest on construction in process	$-	$656,492
Common stock issued with debt	$1,086,963	$379,290
Common stock issued for a reduction in liabilities	$754,642	$-
Series A preferred shareholder stock dividends	$3,045,037	$-
Common stock issued for services	$-	$381,800
Stock warrants issued for services	$-	$92,522
Common stock issued on conversion of debt	$-	$1,048,493

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

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

Our terminaling and storage product and services consist of two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and the other facility is located in Delhi, Louisiana. Both facilities are located at the junction of several major interstate pipelines, receive various grades of crude oil from our customers. These crude oil terminals are industrial facilities that serve as hubs for the storage, handling and distribution of crude oil and petroleum products.

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

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the six months ended June 30, 2025, the Company evaluated, and determined that there was no trigger event, and therefore no impairment incurred. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We performed an analysis and assessed no triggering event has occurred, and no impairment for the six months ended June 30, 2025.

Revenue Recognition

For the six months ended June 30, 2025 our sales consisted of storage services and the sale of crude oil or like products and transportation logistic services. For the three months ended June 30, 2025 and 2024, disaggregated revenue by customer type was as follows: $18,643,173 and $16,181,122 in terminating and storage and $10,456,273 and $0 in transportation logistics. For the six months ended June 30, 2025 and 2024, disaggregated revenue by customer type was as follows: $42,507,209 and $32,202,513 in terminating and storage and $23,932,528 and $0 in transportation logistics. During the fourth quarter of 2024, the Company entered into a crude petroleum sales agreement with third parties for the purchase and sale of crude petroleum products in North Dakota. The Company realized sales of $17,087,317 and $30,357,126 from these contracts for the three months and six months ended June 30, 2025, respectively.

Related Party Revenues

Our revenue from related parties for the three months and six months ended June 30, 2025 was $8,101,023 and $12,652,798 respectively. Our revenue from related parties for the three months and six months ended June 30, 2024 was $2,870,607 and $5,978,833, respectively.

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

Major Customers and Concentration of Credit Risk

For the three months ended June 30, 2025 and 2024, the Company had one major customer (related party) which accounted for approximately 12% and 99% of the Company’s revenues, respectively. For the six months ended June 30, 2025 and 2024, the Company has one major customer, which accounts for approximately 9% and 100% of the Company’s revenues, respectively.

Advertising Expense

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the three and six months ended June 30, 2025 and 2024.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the three and six months ended June 30, 2025 and 2024 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of June 30, 2025 and 2024 include the following: convertible notes payable, which are convertible into approximately 17,492,129 and 234,560 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 2,420,081 and 2,617,320 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 491,940 and 395,139 shares of common stock. The Company issued free standing stock options to purchase 1,000,000 shares of our common stock to a third party in a bundled transaction with debt during 2023, which such stock option was exercised in September 2024 for a reduction in debt. The Company also had warrants outstanding to purchase 80,000 and 399,040 shares of common stock as of June 30, 2025 and 2024, respectively.

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

Note 2. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2025, we had an accumulated deficit of approximately $112.1 million. As of June 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $105.8 million and $101.5 million, respectively. As of June 30, 2025, we had cash of approximately $3.7 million, of which $3.2 million is restricted cash. In addition, we have obligations to pay approximately $74 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2025, subject to available cash flows, the Company continued its strategy to monetize its intellectual properties and execute its business plan, including the operation of the Endeavor Entities which were acquired in the fourth quarter of 2024. To date we have financed our operations primarily through our operations, debt financing, and private and public equity offerings.

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

Note 3. Property and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Vehicles and trailers	$27,405,817	$30,485,730
Equipment	339,610	339,610
Land	732,000	732,000
Building	1,630,000	1,630,000
Crude & NGL terminal and related equipment	930,460	930,460
Crude Oil Transfer Stations	6,570,080	6,570,080
Pipeline and related facilities	42,244,680	42,244,680
Equipment under finance lease	12,654,359	12,593,359

Construction in process:
Wash plant facilities	6,541,628	5,997,566
Remediation Processing Unit System A	2,892,343	2,892,343
Remediation Processing Unit System B	2,892,343	2,892,343
WCCC tank expansion	1,526,443	1,390,488
	106,359,763	108,698,659
Accumulated Depreciation	(17,835,716)	(8,659,288)
Property, plant and equipment, net	$88,524,047	$100,039,371

For the six months ended June 30, 2025 and 2024, the Company recorded depreciation $4,322,728 and $73,694. respectively. Equipment currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$45,553,141	$27,793,637
Accrued interest (various notes and loans payable)	1,423,018	970,551
Accrued tax penalties and interest	837,477	837,477
Accounts payable and accrued expenses	$47,813,636	$29,601,665

	June 30,	December 31,
	2025	2024
Accounts payable- related parties	$2,172,166	$715,526
Accrued interest (notes payable)- related parties	118,196	116,458
Accounts payable and accrued expenses- related parties	$2,290,362	$831,984

Accrued compensation	$1,292,147	$1,249,099

As of June 30, 2025 and December 31, 2024, our accounts payable are primarily made up of trade payables.

Additionally, as of June 30, 2025, and December 31, 2024, accounts payable for consulting services rendered totaled $0 and $252,777, respectively, with a vendor in which our CEO is a beneficiary.

As of June 30, 2025, accrued compensation to current employees includes $185,676 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $287,105 due to our Chief Financial Officer, which includes $114,226 in accrued sick and vacation pay is payable in cash if unused and $100,000 in accrued bonuses. Accrued compensation includes prorated year end accrued cash bonuses that are considered probable.

Note 5. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	June 30, 2025	December 31, 2024
Various promissory notes and convertible notes	$50,960	$50,960
Various promissory notes for vehicle financing	306,815	445,917
Blue Ridge Bank	410,200	410,200
Small Business Administration	2,326,359	2,389,022
Al Dali International for Gen. Trading & Cont. Co.	221,838	189,391
RSF, LLC	500,000	500,000
Justin Ellis	-	350,000
Cedarview Opportunities Master Fund LP	2,356,985	2,886,307
Business First Bank	8,938,737	10,842,312
Note payable to Pilot OFS Holdings, LLC	16,619,526	16,619,526
Maxus Capital Group, LLC	9,294,908	10,513,507
Curve Capital, LLC	747,274	2,103,954
Clear Think Capital (b)	4,021,556	-
Agile Capital Funding, LLC	1,639,035	1,636,855
Short term note (c)	575,000	-
JJ Astor (a)	4,222,256	-
Total notes payable	$52,231,449	$48,937,951

Loans and notes payable, current	$48,530,043	$42,423,941
Loans and notes payable, long term	$3,701,406	$6,514,010

Related party debt:

	June 30, 2025	December 31, 2024
Jorgan Development, LLC	$17,658,421	18,109,503
Ballengee Holdings, LLC	1,328,805	1,391,650
James Ballengee	492,500
Tyler Nelson	792,868	1,020,872
Triple T Trading Company LLC	476,352	404,121
Waskom, LLC	1,079,287	884,018
Total notes payable- related parties	$21,828,233	$21,810,164

Loans and notes payable, current- related parties	$21,828,233	$22,108,339
Loans and notes payable, long term- related parties	$-	$-

Remaining 2025	$68,116,986
2026	5,632,581
2027	25,788
2028	25,788
2029	25,788
beyond	232,751
Total	$74,059,682

(a)	On March 17, 2025, the Company issued a junior secured convertible promissory note due to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000, in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender. The Company received $5,000,000, net of closing fees totaling $1,625,000. The note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The note does not bear interest unless an event of default shall occur and is continuing. The Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan with a value of $235,000 which has been recorded as a debt discount.
(b)	The Company entered multiple twelve-month convertible promissory notes in the second quarter 2025 for a total principal amount of $5,911,765, in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender. The Company received $5,025,000, net of closing fees totaling $416,500. The notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent interest charge applied at the issuance date. In addition, the Company agreed to issue the holders 753,750 shares of common stock as additional consideration for the notes with a value of $595,963 which has been recorded as a debt discount.
(c)	The Company obtained a short-term loan of $475,000 in June 2025. The loan originally matured in June 2025 but it was extended to July 2025. The annual interest rate was eighteen percent per annum.

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

In 2025, we issued additional stock awards to our Chief Executive Officer, of 160,266 shares of our common stock (net of tax withholdings) under the terms of his employment agreement for his services rendered from October 28, 2024 to January 27, 2025. Based on the renewal of the CEO’s employment agreement, we owe Mr. Ballengee 688,891 shares of Common Stock for his employment period beginning October 28, 2024 through October 27, 2025, to be paid in three equal quarterly installments of 172,222 shares of Common Stock, and one installment of 172,225 shares (prior to tax withholdings). Under our employment agreement with our Chief Financial Officer, he is due bonuses at various times and/or upon certain events happening, namely an annual cash incentive bonus for December 31, 2024 of $225,000, an annual equity incentive bonus of $112,500, and a bonus for the close of the acquisition of the Endeavor Entities of $100,000 paid in stock, totaling $437,500, due in shares of common stock, which total 462,462 shares of common stock (prior to tax withholdings) based on the employment agreement. We issued stock for these bonuses in February 2025, and issued 105,213 shares after tax withholdings. On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with our Vice President, Operations & Construction, which issued 74,701 additional shares of our common stock, which is valued at $75,000. We also have quarterly stock issuances to independent board members as part of their compensation, which included 62,410 shares to be issued for the six months ended June 30, 2025. In 2024, we issued additional stock awards that vest quarterly in conjunction with annual compensation for current and a new Board of Direct compensation, and one employment contract. For the six months ended June 30, 2025, stock-based compensation was $690,350. On February 11, 2025, we entered into a Consulting Agreement with WSGS, LLC for management consulting services. Under the terms of the Consulting Agreement, we will pay the consultant up to $1.3 million per year, payable in registered shares of our common stock under our 2023 Equity Incentive Plan. The Consulting Agreement is for an initial term of one year, with the option for a second year. The principal of WSGS, LLC is also a former officer and director of Empire Diversified Energy, Inc., a Delaware corporation, that we entered into an Agreement and Plan of Merger with on February 26, 2024, but has not closed, and E-Starts Money Co., a Delaware corporation, which is an investor in our common stock. Consulting stock-based compensation was $462,735 for the six months ended June 30, 2025.

There were no other options or awards granted during the six months ended June 30, 2025. The following table summarizes all stock option activity of the Company for the six months ended June 30, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2024	1,721,761	$1.97	4.71
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2025	1,721,761	$1.97	4.07

Exercisable, December 31, 2024	1,721,761	$1.97	4.71
Exercisable, June 30, 2025	1,721,761	$1.97	4.46

As of June 30, 2025 and 2024, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

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

The Company recorded a provision for income taxes of $0 and $33,983 for the three and six months ended June 30, 2025 and 2024, respectively. The Company recorded a provision for income taxes of $0 and $33,183 for the three months ended June 30, 2025 and 2024, respectively. The Company is projecting a (-0.95%) effective tax rate for the year ending December 31, 2025, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2024 was (-0.57%), which was primarily the result of the change in the naked credit deferred tax liability, increase in the valuation allowance and permanent adjustments.

Note 9. Related Party Transactions

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the consideration for the membership interests included the notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrued interest of prime plus 3% on the outstanding balance of the notes. The principal amount of the Notes, together with any and all accrued and unpaid interest thereon, will be paid to on a monthly basis in an amount equal to the Monthly Free Cash Flow continuing thereafter on the twentieth (20th) calendar day of each calendar month thereafter. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. For the six months ended June 30, 2025 and 2024, we have made cash payments of $902,868 and $700,478.

In the business combination of acquiring WCCC we also acquired WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. We have received tank storage revenue of approximately $900,000 for the six months ended June 30, 2025 and 2024, respectively.

In the business combination of acquiring SFD, we acquired an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to SFD, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the three months ended June 30, 2025 and 2024, we made crude oil purchases from WC Crude of $0 and $11,523,041 and received deficiency payments of $637,000 and $0. For the six months ended June 30, 2025 and 2024, we made crude oil purchases from WC Crude of $3,594,162 and $23,143,488 and received deficiency payments of $1,115,918 and $92,650. In addition, SFD has a sales agreement to sell a natural gas liquid product and crude petroleum products to WC Crude. These sales agreements are cash net settled at market prices. We produced and sold crude and natural gas liquids to WC Crude in the amount of $0 and $2,420,576 for the three months ended June 30, 2025 and 2024. We produced and sold crude and natural gas liquids to WC Crude in the amount of $1,585,303 and $5,078,482 for the six months ended June 30, 2025 and 2024.

In the business combination of acquiring SFD and WCCC we also entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, we had the right, but not the obligation to use Endeavor for consulting services. Since acquiring Endeavor this contract was eliminated upon consolidation. For the six months ended June 30, 2025 and 2024, Endeavor rendered services in the amount of $0 and $183,344.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of June 30, 2025 and 2024, the balance owed was $76,352 and $387,354.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 barrels of product per day for our trucking logistics services. The agreement expires on December 31, 2034. For the six months ended June 30, 2025, the Company realized related party trucking revenue related to this agreement of $4,269,256.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Posse”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 barrels per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the three and six months ended June 30, 2025, the Company realized revenue related to this agreement of $177,900 and $379,500.

Upon the Closing of our acquisition of the Endeavor Entities on October 1, 2024, we acquired a Station Throughput Agreement with WC Crude, who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must source for the Company a minimum volume of 200,000 barrels per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the three and six months ending June 30, 2025, the Company realized revenue related to this agreement of $428,670 and $807,205.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, James Ballengee. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three and six months ended June 30, 2025 are as follows:

Three Months Ended June 30, 2025

	Transportation Logistics Segment	Terminaling and Storage Segment	Corporate and other	Total Consolidated
Revenues	$7,601,942	$13,396,481	-	$20,998,423
Revenues- related party	2,854,331	5,246,692	-	8,101,023
Total revenues	10,456,273	18,643,173	-	29,099,446
Cost of revenues	7,363,645	17,156,132	-	24,519,777
Gross profit	3,092,628	1,487,041	-	4,579,669
Operating expenses:
General and administrative	1,520,438	643,684	$2,321,344	4,485,466
Amortization and depreciation	5,389,294	995,397	486,259	6,870,950
Total operating expenses	6,909,732	1,639,081	2,807,603	11,356,416
Loss from operations	(3,817,104)	(152,040)	(2,807,603)	(6,776,747)

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	(1,731,160)	(1,731,160)
Loss on disposition of asset	378,000	-	-	378,000
Interest income	15,522	-	2,306	17,828
Interest expense	(4,188,919)	-	(194,791)	(4,383,710)
Interest expense- related parties	-	-	(53,121)	(53,121)
Other income	12,540	-	-	12,540
Total other income (expense)	(3,782,857)	-	(1,976,766)	(5,759,623)
Loss before provision for income taxes	(7,599,961)	(152,040)	(4,784,369)	(12,536,370)
Consolidated net loss	(7,599,961)	(152,040)	(4,784,369)	(12,536,370)
Less: Net loss attributable to noncontrolling interests	-	-
Net loss attributable to Vivakor, Inc.	$(7,599,961)	$(152,040)	$(4,784,369)	$(12,536,370)

Six Months Ended June 30, 2025

	Transportation Logistics Segment	Terminaling and Storage Segment	Corporate and other	Total Consolidated
Revenues	$18,563,956	$35,222,983	-	$53,786,939
Revenues- related party	5,368,572	7,284,226	-	12,652,798
Total revenues	23,932,528	42,507,209	-	66,439,737
Cost of revenues	17,130,490	39,971,144	-	57,101,634
Gross profit	6,802,038	2,536,065	-	9,338,103
Operating expenses:				-
General and administrative	3,876,322	878,376	$5,100,045	9,854,743
Amortization and depreciation	9,963,366	1,840,223	898,963	12,702,552
Total operating expenses	13,839,688	2,718,599	5,999,008	22,557,295
Loss from operations	(7,037,650)	(182,534)	(5,999,008)	(13,219,192)

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	(78,406)	(78,406)
Loss on disposition of asset	(1,219,913)	-	-	(1,219,913)
Interest income	38,697	-	4,613	43,310
Interest expense	(5,128,348)	-	(439,560)	(5,567,908)
Interest expense- related parties	-	-	(53,121)	(53,121)
Other income	25,080	-	-	25,080
Total other income (expense)	(6,284,484)	-	(566,474)	(6,850,958)
Loss before provision for income taxes	(13,322,134)	(182,534)	(6,565,482)	(20,070,150)
Consolidated net loss	(13,322,134)	(182,534)	(6,565,482)	(20,070,150)
Less: Net loss attributable to noncontrolling interests	-	-	(6,518)	(6,518)
Net loss attributable to Vivakor, Inc.	$(13,322,134)	$(182,534)	$(6,558,964)	$(20,063,632)

Note 11. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On July 9, 2025, we entered into a Second Amendment to Loan Agreement and Registration Rights Agreement (the “Amendment”), and an Additional Junior Secured Convertible Note (the “Additional Note”, together with the Amendment, the “New Loan Documents”), under which we agreed to issue the Lender the Note in the principal amount of $5,940,000. Under the New Loan Documents, we will receive net proceeds of $971,026, with the remainder of the principal amount going to (a) a $176,000 origination fee, (b) an aggregate of $3,232,975 (the “Holdback Amounts”) representing (i) a $891,000 holdback amount to be applied to pay the first six Weekly Installment Payments when due under the Additional Note (hereinafter defined), (ii) $1,395,540 to be applied to pay the seven past due Weekly Installment Payments under the Initial Note, plus accrued interest thereon, and (iii) $946,434 to secure and cover the payment of the next six Weekly Installment Payments due under the Initial Note, (c) $20,000 to pay Lender’s legal fees, and (d) and original issuance discount of $1,540,000. The Note is payable over forty equal weekly installments of $148,500, which may be paid in cash or, at the option of the Company once an applicable registration statement is effective, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless in default and is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. In the event we default on the terms of the Initial Note or the Additional Note, the conversion price under the notes is a 50% discount to discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The lender is secured by a junior lien in all assets of the Company, subject to exceptions for existing debt covenants of the Company. The Company reserved 15,000,000 shares of its common stock for issuance in connection with a conversion under the Additional Note and the Company agreed to issue the Lender 150,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”). We received the funds under the New Loan Documents on July 15, 2025.

On July 9, 2025, we entered into a Forbearance and Amendment to Loan Agreement and Note, which amended the terms of the Loan Agreement, Initial Note and RRA (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $4,400,000 under similar terms as the Initial Note (funds from which we received on July 15, 2025, as set forth below), (ii) the Lender agreed to permit us to raise an additional $3,000,000 under terms set forth on Exhibit I of the Loan Agreement, (iii) the filing date for the resale registration statement under the RRA was extended to July 18, 2025, (iv) the Outstanding Principal Amount of the Initial Note was $6,151,783 on the Forbearance Agreement Effective Date, (v) the principal amount under the Initial Note was increased to $6,766,961 (the “Amended Principal Amount”), representing 110% of the Outstanding Principal Amount of the Note as of the Forbearance Agreement Effective Date, (vi) the Weekly Installment Payments under the Initial Note stayed the same, (vii) the fee of $615,178 was added to the Amended Principal Amount of the Initial Note and shall be due and payable by the Company on or before January 7, 2026, (viii) past due interest totaling $291,367, that has accrued between the Forbearance Agreement Effective Date and the Effective Date, shall also be paid on or before January 7, 2026, and (ix) both the $615,178 fee and the $291,367 of past due interest shall be paid in full in cash on or before January 7, 2026.

On July 30, 2025, Vivakor Transportation, LLC, as Seller, executed and entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jorgan Development, LLC (“Jorgan”) to sell all of the issued and outstanding limited liability company membership interests in and to Meridian Equipment Leasing, LLC, and Equipment Transport, LLC (the “Targets”), two indirectly wholly-owned subsidiaries of Vivakor, Inc. (“Vivakor”, and the “Transaction”, respectively). The purchase price paid to the Seller thereunder consisted of $11,058,235 USD to be remitted in Series A Convertible Preferred Stock of Vivakor, which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The purchase price is subject to upward or downward adjustment based on any difference in net equity of the Targets as reflected by the Targets’ final financial results for the period ending June 30, 2025. The Targets were principally engaged in the truck transportation of oilfield produced water and associated equipment leasing operations. In connection with the Transaction, and among other agreements as further set forth in the Purchase Agreement, (i) affiliates of Vivakor, and certain related parties controlled directly or indirectly by James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer (the “Ballengee Family Office Affiliates”) will amend and restate that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties will amend and restate that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder by almost one-half (1/2), from ninety-nine percent (99%) of certain free cash flow from certain of Vivakor’s terminal operations to fifty percent (50%) of free cash flow from such operations, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates will voluntarily suspend the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, held by them for the period from August 1, 2025 to January 1, 2026.

On July 30, 2025, Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Silver Fuels Processing, LLC, CPE Gathering Midcon, LLC, Vivakor, and Vivakor Transportation, LLC (collectively, the “Vivakor Obligors”), James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer, and certain related parties controlled directly or indirectly by Mr. Ballengee (collectively, the “Ballengee Obligors”), executed and entered into a Forbearance Agreement with Maxus Capital Group, LLC (“Maxus” and the “Forbearance Agreement”, respectively). Pursuant to the terms of the Forbearance Agreement, the Vivakor Obligors and the Ballengee Obligors agreed that (A) various events of default have occurred and are continuing to occur with respect to (i) Master Agreement No. 1450 dated March 17, 2020, by and between Maxus Capital Group, LLC, as Lessor, Silver Fuels Delhi, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1450 Lease”), (ii) Master Agreement No. 1452 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, Meridian Equipment Leasing, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1452 Lease”), (iii) Master Agreement No. 1462 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, White Claw Colorado City, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1462 Lease”, and together with the 1450 Lease and the 1452 Lease, the “Maxus Leases”), (B) Maxus will forbear and refrain from further action to enforce its rights under the Maxus Leases so long as no further events of default occur pursuant to the Forbearance Agreement, and (C) pursuant to the Maxus Leases, the Vivakor Obligors and Ballengee Obligors will pay or cause to be paid to Maxus the sum of $3,288,067 on or before September 1, 2025, the sum of $1,418,659 on or before October 1, 2025, the sum of $1,500,000 on or before November 30, 2025, the sum of $3,000,000 on or before November 30, 2025, the sum of $41,012 per month pursuant to the 1450 Lease, the sum of $592,974 per month pursuant to the 1452 Lease, and the sum of $188,031 per month pursuant to the 1462 Lease. Upon the execution of the Forbearance Agreement, the Vivakor Obligors and Ballengee Obligors must remit to Maxus a forbearance fee equal to (x) $250,000 cash and (b) restricted common shares of Vivakor in an amount equal to $250,000, priced per share based on the average closing price for the three (3) days preceding their issuance.

On August 12, 2025, we entered into a Second Amendment to the Employment Agreement with Les Patterson, which amended that certain Employment Agreement dated July 1, 2025, as amended. Under the Amended Agreement, Mr. Patterson accepted the position of Vice President and Chief Operating Officer of Vivakor, Inc. in exchange for a base annual salary of $375,000 and annual equity compensation of shares of Vivakor’s common stock equal to not less than $125,000, paid to Mr. Patterson in four equal quarterly installments priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of the Amended Agreement, as applicable, with the shares issued as registered common stock under a registered equity compensation plan. Mr. Patterson will also receive a one-time signing bonus of Two Hundred Fifty Thousand Dollars ($250,000.00) of Vivakor common stock.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), and Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), Meridian Equipment Leasing, LLC, a Texas limited liability company (from October 1, 2024 to July 30, 2025), CPE Gathering Midcon, LLC, a Delaware limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company (from October 1, 2024 to July 30, 2025), ET EmployeeCo, LLC, a Pennsylvania limited liability company, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company and Vivakor Company Limited Liability Company, both Qatar limited liability companies. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

Business Overview

Vivakor, Inc. (“Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Currently, our efforts are primarily focused on operating two main segments: (i) crude oil transportation services, and (ii) facility services for terminaling and storage of crude oil and constituent petroleum products and byproducts, including waste streams.

Our transportation services primarily consist of trucking transportation of crude oil and constituent products, including crude oil waste streams, and pipeline transportation of crude oil via the Omega Gathering Pipeline. Our truck transportation services are centered in Colorado’s DJ Basin, Central Oklahoma’s (STACK play, and the Permian and Eagle Ford Basins of Texas. These basins are among the most active regions for oil and natural gas exploration and development in the United States.1 On average, each new oil well in the Permian Basin produces approximately 1,300 barrels of crude oil or more per day.2 We utilize a crude oil trucking fleet to transport oil to a network of facilities where we blend waste streams and off-spec grades of crude oil. Immediate access to flexible and scalable truck transportation solutions are a vital component of oil and natural gas exploration and development. Likewise, our Omega Gathering Pipeline is an approximately forty-five (45) mile crude oil gathering and shuttle pipeline in Blaine County, Oklahoma, the heart of the STACK play. It is tied into the Cushing, Oklahoma storage hub via a connection to the Plains STACK Pipeline.

Our facilities services are comprised of fifteen (15) operated crude oil pipeline injection truck stations, the majority of which are centered in the Permian Basin. In addition, we have two operational major crude oil terminaling facilities. One is located in Colorado City, Texas, and is underpinned by a ten (10) year contract for a 100,000 per barrel per month minimum volume commitment. The other, located in Delhi, Louisiana, is backed by a contract with Denbury Onshore, LLC, a subsidiary of ExxonMobil Corporation, and provides for the sale of 60,000 net barrels per month of crude oil. Both facilities are located at the junction of several major interstate pipelines. In addition, we are currently constructing a remediation processing center (“RPC”) strategically located at the San Jacinto River & Rail Park in Harris County, Texas. Once complete, we expect the facility to be capable of processing oilfield solid wastes into economic byproducts such as condensate, propane, butane, and caliche. The RPC features an adjacent, complimentary truck wash facility from which we expect to derive additional revenue. We expect the RPC to commence operations in the fourth quarter of 2025. In 2023, we moved our other full-capacity RPC to Kuwait, where we are currently in negotiations with Kuwait Oil Company to potentially use the RPC to clean sands contaminated with oil, primarily from production wells destroyed during the Persian Gulf War.

[1]	See: https://www.resilience.org/stories/2024-07-03/the-status-of-u-s-oil-production-2024-update-everything-shines-by-dimming
[2]	See: https://www.eia.gov/petroleum/drilling/

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

On July 30, 2025, we sold all of the issued and outstanding limited liability company membership interests in Meridian Equipment Leasing, LLC, a Texas limited liability company, and Equipment Transport, LLC, a Pennsylvania limited liability company (the “Water Trucking Sale”), pursuant to that certain Membership Interest Purchase Agreement of even date therewith by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer (the “Water Trucking Sale Agreement”), in exchange for $11,058,235 USD paid in 11,058 shares of Series A Convertible Preferred Stock of Vivakor, Inc., which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The Buyer of such entities is controlled by James Ballengee, our Chairman, President, and Chief Executive Officer. The sale is subject to a one-time post-closing purchase price adjustment based on the sold subsidiaries’ financial results as reflected on Vivakor’s Form 10-Q Quarterly Report for the period ended June 30, 2025, which will be settled in Series A Convertible Preferred Stock of Vivakor, Inc. Prior to consummating the Water Trucking Sale, we transferred certain assets and liabilities between affiliates to comply with pre-existing debt covenants, facilitate crude oil trucking operations, and minimize potential operational disruption to our crude oil-focused businesses. In connection with the Water Trucking Sale, and among other agreements as further set forth in the Water Trucking Sale Agreement, (i) affiliates of Vivakor, and the Ballengee Family Office Affiliates, amended and restated that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties amended and restated that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder from ninety-nine percent (99%) of Monthly Free Cash Flow, as defined therein, to fifty percent (50%) of Monthly Free Cash Flow, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates voluntarily suspended the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, Inc. held by them for the period from August 1, 2025 to January 1, 2026.

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

On May 20, 2025, we issued an aggregate of 1,764,964 shares of our restricted common stock for three months of dividends to the holders of our Series A Preferred Stock. Of those shares, 1,384,311 were issued to Jorgan Development, LLC and 13,983 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

Between May 14, 2025 and June 9, 2025, we issued convertible promissory notes (the “Notes”), to seven non-affiliated accredited investors (the “Holders”), in the aggregate principal amount of $5,911,764 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $5,025,000 prior to deducting placement agent fees of $391,500, Holders attorney’s fees of $20,000 and escrow fees of $5,000. The Notes matures twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Notes, we issued the Holders 753,750 shares of our common stock as additional incentive to enter into the SPA and the Notes.

As stated above, on March 17, 2025, Vivakor, Inc. (the “Company”), issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025. In relation to the Loan Agreement, the Company also entered into a Registration Rights Agreement with the Lender (the “RRA”), under which the Company was obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note no later than sixty (60) days after closing.

On July 9, 2025, we entered into a Second Amendment to Loan Agreement and Registration Rights Agreement (the “Amendment”), and an Additional Junior Secured Convertible Note (the “Additional Note”, together with the Amendment, the “New Loan Documents”), under which we agreed to issue the Lender the Note in the principal amount of $5,940,000. Under the New Loan Documents, we will receive net proceeds of $971,026, with the remainder of the principal amount going to (a) a $176,000 origination fee, (b) an aggregate of $3,232,976 (the “Holdback Amounts”) representing (i) a $891,000 holdback amount to be applied to pay the first six Weekly Installment Payments when due under the Additional Note (hereinafter defined), (ii) $1,395,540 to be applied to pay the seven past due Weekly Installment Payments under the Initial Note, plus accrued interest thereon, and (iii) $946,434 to secure and cover the payment of the next six Weekly Installment Payments due under the Initial Note, (c) $20,000 to pay Lender’s legal fees, and (d) and original issuance discount of $1,540,000. The Note is payable over forty equal weekly installments of $148,500, which may be paid in cash or, at the option of the Company once an applicable registration statement is effective, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless in default and is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. In the event we default on the terms of the Initial Note or the Additional Note, the conversion price under the notes is a 50% discount to discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The lender is secured by a junior lien in all assets of the Company, subject to exceptions for existing debt covenants of the Company. The Company reserved 15,000,000 shares of its common stock for issuance in connection with a conversion under the Additional Note and the Company agreed to issue the Lender 150,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”). We received the funds under the New Loan Documents on July 15, 2025.

On July 9, 2025, we entered into a Forbearance and Amendment to Loan Agreement and Note, which amended the terms of the Loan Agreement, Initial Note and RRA (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $4,400,000 under similar terms as the Initial Note (funds from which we received on July 15, 2025, as set forth below), (ii) the Lender agreed to permit us to raise an additional $3,000,000 under terms set forth on Exhibit I of the Loan Agreement, (iii) the filing date for the resale registration statement under the RRA was extended to July 18, 2025, (iv) the Outstanding Principal Amount of the Initial Note was $6,151,783 on the Forbearance Agreement Effective Date, (v) the principal amount under the Initial Note was increased to $6,766,961 (the “Amended Principal Amount”), representing 110% of the Outstanding Principal Amount of the Note as of the Forbearance Agreement Effective Date, (vi) the Weekly Installment Payments under the Initial Note stayed the same, (vii) the fee of $615,178 was added to the Amended Principal Amount of the Initial Note and shall be due and payable by the Company on or before January 7, 2026, (viii) past due interest totaling $291,367, that has accrued between the Forbearance Agreement Effective Date and the Effective Date, shall also be paid on or before January 7, 2026, and (ix) both the $615,178 fee and the $291,367 of past due interest shall be paid in full in cash on or before January 7, 2026.

On July 19, 2025, the Board of Directors of Vivakor received notice from Tyler Nelson, Vivakor’s Chief Financial Officer and Member of the Board of Directors of his resignation from such positions effective immediately.

On July 24, 2025, Vivakor Administration, LLC (the “Company”) entered into an executive employment agreement with Kimberly Hawley (the “Employment Agreement”) with respect to her appointment as Executive Vice President, Chief Financial Officer, and Treasurer of the Company and Vivakor, Inc. (“Vivakor”). Pursuant to the Employment Agreement, Ms. Hawley will receive annual compensation of $350,000. Additionally, Ms. Hawley shall be eligible for performance bonus compensation as further set forth therein. The Employment Agreement may be terminated by either party for any or no reason, by providing five business days’ notice of termination, but a termination without cause will trigger certain severance provisions, including a lump sum payment equal to one (1) calendar year’s pay.

On July 30, 2025, Vivakor Transportation, LLC, as Seller, executed and entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jorgan Development, LLC (“Jorgan”) to sell all of the issued and outstanding limited liability company membership interests in and to Meridian Equipment Leasing, LLC, and Equipment Transport, LLC (the “Targets”), two indirectly wholly-owned subsidiaries of Vivakor, Inc. (“Vivakor”, and the “Transaction”, respectively). The purchase price paid to the Seller thereunder consisted of $11,058,235 USD to be remitted in Series A Convertible Preferred Stock of Vivakor, which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The purchase price is subject to upward or downward adjustment based on any difference in net equity of the Targets as reflected by the Targets’ final financial results for the period ending June 30, 2025. The Targets were principally engaged in the truck transportation of oilfield produced water and associated equipment leasing operations. In connection with the Transaction, and among other agreements as further set forth in the Purchase Agreement, (i) affiliates of Vivakor, and certain related parties controlled directly or indirectly by James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer (the “Ballengee Family Office Affiliates”) will amend and restate that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties will amend and restate that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder by almost one-half (1/2), from ninety-nine percent (99%) of certain free cash flow from certain of Vivakor’s terminal operations to fifty percent (50%) of free cash flow from such operations, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates will voluntarily suspend the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, held by them for the period from August 1, 2025 to January 1, 2026.

On July 30, 2025, Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Silver Fuels Processing, LLC, CPE Gathering Midcon, LLC, Vivakor, and Vivakor Transportation, LLC (collectively, the “Vivakor Obligors”), James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer, and certain related parties controlled directly or indirectly by Mr. Ballengee (collectively, the “Ballengee Obligors”), executed and entered into a Forbearance Agreement with Maxus Capital Group, LLC (“Maxus” and the “Forbearance Agreement”, respectively). Pursuant to the terms of the Forbearance Agreement, the Vivakor Obligors and the Ballengee Obligors agreed that (A) various events of default have occurred and are continuing to occur with respect to (i) Master Agreement No. 1450 dated March 17, 2020, by and between Maxus Capital Group, LLC, as Lessor, Silver Fuels Delhi, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1450 Lease”), (ii) Master Agreement No. 1452 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, Meridian Equipment Leasing, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1452 Lease”), (iii) Master Agreement No. 1462 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, White Claw Colorado City, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1462 Lease”, and together with the 1450 Lease and the 1452 Lease, the “Maxus Leases”), (B) Maxus will forbear and refrain from further action to enforce its rights under the Maxus Leases so long as no further events of default occur pursuant to the Forbearance Agreement, and (C) pursuant to the Maxus Leases, the Vivakor Obligors and Ballengee Obligors will pay or cause to be paid to Maxus the sum of $3,288,067 on or before September 1, 2025, the sum of $1,418,660 on or before October 1, 2025, the sum of $1,500,000 on or before November 30, 2025, the sum of $3,000,000 on or before November 30, 2025, the sum of $41,012.06 per month pursuant to the 1450 Lease, the sum of $592,974 per month pursuant to the 1452 Lease, and the sum of $188,031 per month pursuant to the 1462 Lease. Upon the execution of the Forbearance Agreement, the Vivakor Obligors and Ballengee Obligors must remit to Maxus a forbearance fee equal to (x) $250,000.00 cash and (b) restricted common shares of Vivakor in an amount equal to $250,000.00, priced per share based on the average closing price for the three (3) days preceding their issuance.

Pursuant to a Transition Agreement dated August 3, 2025, by and between Vivakor and Vivakor Administration, LLC, as Company, and Russ M. Shelton (the “Transition Agreement), Mr. Shelton, resigned his position as Executive Vice President and Chief Operating Officer of the Company, concurrent therewith and agreed to assist in transitioning his responsibilities to his replacement. Mr. Shelton’s resignation is not the result of any disagreement with Vivakor or its independent auditors regarding its accounting or financial practices.

On August 12, 2025, we entered into a Second Amendment to the Employment Agreement with Les Patterson (the “Amended Agreement”), which amended that certain Employment Agreement dated July 1, 2025, as amended. Under the Amended Agreement, Mr. Patterson accepted the position of Vice President and Chief Operating Officer of Vivakor, Inc. in exchange for a base annual salary of $375,000 and annual equity compensation of shares of Vivakor’s common stock equal to not less than $125,000, paid to Mr. Patterson in four equal quarterly installments priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of the Amended Agreement, as applicable, with the shares issued as registered common stock under a registered equity compensation plan. The Employment Agreement may be terminated by either party for any or no reason, by providing five business days’ notice of termination, but a termination without cause will trigger certain severance provisions, including a lump sum payment equal to six (6) months pay. Mr. Patterson will also receive a one-time signing bonus within seven (7) days from signing the Amended Agreement of Two Hundred Fifty Thousand Dollars ($250,000.00) of Vivakor common stock, which shall be issued pursuant to Vivakor’s Form S-8 Registration Statement filed with the U.S. Securities and Exchange Commission and shall be priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the date of this Second Amendment.

Results of Consolidated Operations for the Three Months Ended June 30, 2025 and 2024

Revenue

For the three months ended June 30, 2025 and 2024 we realized revenues of $29,099,446 and $16,181,122, respectively, representing an increase of $12,918,324 or 79.8%. The increase in revenue is primarily attributed to the sales of logistics and terminaling realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the three months ended June 30, 2025 and 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid as well as the operations from our newly acquired businesses in logistics, which was acquired through our business combination which closed on October 1, 2024.

For the three months ended June 30, 2025 and 2024, costs of revenue were $24,519,777 and $15,070,308, respectively, representing an increase of $9,449,469 or 62.7%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our logistics and terminaling realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit

For the three months ended June 30, 2025 and 2024 we realized gross profit of $4,579,669 and $1,110,814, respectively, representing an increase of $3,468,855 or 312.28%. The gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the three months ended June 30, 2025 and 2024, we realized operating expenses of $11,356,416 and $3,897,740 which represents an increase of $7,458,676 or 191.36%. Our operating expenses increased due to the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Interest Expense

For the three months ended June 30, 2025 and 2024, we realized total interest expense of $4,383,710 and $479,947, which represents an increase of $3,903,763, or 813.37%. The increase was primarily due to debt instruments entered into during the second quarter of 2025, along with the net effect of accrued interest on debt and finance leases assumed in connection with the acquisition of the Endeavor Entities on October 1, 2024.

Unrealized Gain/Loss on Marketable Securities

For the three months ended June 30, 2025 and 2024, we reported an unrealized loss of $1,731,160 and an unrealized loss of $0, which represents an increase of $1,731,160. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Segment Operating Results for the Three Months Ended June 30, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$13,396,481	$13,310,515	$85,966	1%
Revenues- related party	5,246,692	2,870,607	2,376,085	83%
Total revenues	18,643,173	16,181,122	2,462,051	15%
Cost of revenues	17,156,132	15,070,308	2,085,824	14%
Gross profit	1,487,041	1,110,814	376,227	34%
Operating expenses:	-	-
General and administrative	643,684	40,738	602,946	1480%
Amortization and depreciation	995,397	1,048,339	(52,943)	(5)%
Total operating expenses	1,639,081	1,089,077	550,003	51%
Gain (loss) from operations	(152,040)	21,737	(173,776)	(799)%
	-	-
Other income (expense):	-	-
Unrealized gain (loss) on marketable securities	-	-	-	-
Loss on disposition of asset	-	-	-	-
Gain deconsolidation of subsidiary	-	-	-	-
Interest income	-	-	-	-
Interest expense	-	(237,185)	237,185	(100)%
Interest expense- related parties	-	-	-	-
Other income	-	-	-	-
Total other income (expense)	-	(237,185)	237,185	(100)%
Loss before provision for income taxes	(152,040)	(215,448)	63,408	(29)%
Consolidated net loss	(152,040)	(215,448)	63,408	(29)%
Less: Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vivakor, Inc.	$(152,040)	$(215,448)	$63,408	(29)%

Revenue

The increase in revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized revenue from these contacts in the amount of $17,087,318 for the three months ended June 30, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Cost of Revenue

The increase in the cost of revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized costs of revenue from these contacts in the amount of $17,045,502 for the three months ended June 30, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Operating Results of our Transportation Logistics Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$7,601,942	$-	$7,601,942	100%
Revenues- related party	2,854,331	-	2,854,331	100%
Total revenues	10,456,273	-	10,456,273	100%
Cost of revenues	7,363,645	-	7,363,645	100%
Gross profit	3,092,628	-	3,092,628	100%
Operating expenses:	-	-	-	-
General and administrative	1,520,438	-	1,520,438	100%
Amortization and depreciation	5,389,294	-	5,389,294	100%
Total operating expenses	6,909,732	-	6,909,732	100%
Loss from operations	(3,817,104)	-	(3,817,104)	100%
	-	-
Other income (expense):	-	-
Unrealized gain (loss) on marketable securities	-	-	-	-
Loss on disposition of asset	378,000	-	378,000	100%
Gain deconsolidation of subsidiary	-	-	-	-
Interest income	15,522	-	15,522	100%
Interest expense	(4,188,919)	-	(4,188,919)	100%
Interest expense- related parties	-	-	-	-
Other income	12,540	-	12,540	100%
Total other income (expense)	(3,782,857)	-	(3,782,857)	100%
Loss before provision for income taxes	(7,599,961)	-	(7,599,961)	100%
Consolidated net loss	(7,599,961)	-	(7,599,961)	100%
Less: Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vivakor, Inc.	$(7,599,961)	$-	$(7,599,961)	100%

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

	2025	2024	Change ($)	Change (%)
Revenues	$-	$-	$-	-
Revenues- related party	-	-	-	-
Total revenues	-	-	-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:	-	-	-	-
General and administrative	2,321,344	2,868,582	(547,238)	(19)%
Amortization and depreciation	486,259	(59,919)	546,178	(912)%
Total operating expenses	2,807,603	2,808,663	(1,060)	0%
Loss from operations	(2,807,5603)	(2,808,663)	1,060	0%
	-	-
Other income (expense):	-	-
Unrealized gain (loss) on marketable securities	(1,731,160)	20	(1,731,180)	(8,655,900)%
Loss on disposition of asset	-	(177,550)	177,550	(355,100)
Gain deconsolidation of subsidiary	-	177,550	(177,550)	(100)%
Interest income	2,306	2,306	-	-
Interest expense	(194,791)	(242,762)	47,971	(20)%
Interest expense- related parties	(53,121)	-	(53,121)	100%
Other income	-	30,000	(30,000)	(100)%
Total other income (expense)	(1,976,766)	(210,436)	(1,766,330)	840%
Loss before provision for income taxes	(4,784,369)	(3,019,099)	(1,765,270)	58%
Consolidated net loss	(4,784,369)	(3,019,099)	(1,765,270)	59%
Less: Net loss attributable to noncontrolling interests		(20,240)	20,240	(100)%
Net loss attributable to Vivakor, Inc.	$(4,784,369)	$(2,998,859)	$(1,785,510)	60%

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

Results of Consolidated Operations for the Six Months Ended June 30, 2025 and 2024

Revenue

For the six months ended June 30, 2025 and 2024 we realized revenues of $66,439,737 and $32,202,513, respectively, representing an increase of $34,237,224 or 106.3%. The increase in revenue is primarily attributed to the sales of logistics and terminaling realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the six months ended June 30, 2025 and 2024, our cost of revenues consisted primarily of costs associated with selling oil and natural gas liquid as well as the operations from our newly acquired businesses in logistics, which was acquired through our business combination which closed on October 1, 2024.

For the six months ended June 30, 2025 and 2024, costs of revenue were $57,101,634 and $30,023,562, respectively, representing an increase of $27,078,072 or 90.19%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our logistics and terminaling realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit

For the six months ended June 30, 2025 and 2024 we realized gross profit of $9,338,103 and $2,178,951, respectively, representing an increase of $7,159,152 or 328.56%. The gross profit increased in proportion to the revenue and costs of revenue related to the purchase and sale of our oil and natural gas liquid products.

Operating Expenses

For the six months ended June 30, 2025 and 2024, we realized operating expenses of $22,557,295 and $6,648,287, which represents an increase of $15,909,008, or 239.3%. Our operating expenses increased due to the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Interest Expense

For the six months ended June 30, 2025 and 2024, we realized total interest expense of $5,567,908 and $923,987, which represents an increase of $4,643,921, or 502.6%. The increase was primarily due to debt instruments entered into during the second quarter of 2025, along with the net effect of accrued interest on debt and finance leases assumed in connection with the acquisition of the Endeavor Entities on October 1, 2024.

Unrealized Gain/Loss on Marketable Securities

For the six months ended June 30, 2025 and 2024, we reported an unrealized loss of $78,406 and $82,618, which represents a decrease of $4,22, or 5.10%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Segment Operating Results for the Six Months Ended June 30, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$35,222,983	$26,223,680	$8,999,303	34%
Revenues- related party	7,284,226	5,978,833	1,305,393	22%
Total revenues	42,507,209	32,202,513	10,304,696	32%
Cost of revenues	39,971,144	30,023,562	9,947,582	33%
Gross profit	2,536,065	2,178,951	357,114	16%
Operating expenses:
General and administrative	878,376	273,692	604,684	221%
Amortization and depreciation	1,840,223	1,790,848	49,374	3%
Total operating expenses	2,718,599	2,064,540	654,058	32%
Gain (loss) from operations	(182,534)	114,411	(296,944)	(260)%

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	-	-
Loss on disposition of asset	-	-	-	-
Gain deconsolidation of subsidiary	-	-	-	-
Interest income	-	-	-	-
Interest expense	-	(362,186)	362,186	(100)%
Interest expense- related parties	-	-	-	-
Other income	-	-	-	-
Total other income (expense)	-	(362,186)	362,186	(100)%
Loss before provision for income taxes	(182,534)	(247,775)	65,241	(26)%
Consolidated net loss	(182,534)	(247,775)	65,241	(26)%
Less: Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vivakor, Inc.	$(182,534)	$(247,775)	$65,241	(26)%

Revenue

The increase in revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized revenue from these contacts in the amount of $30,357,128 for the six months ended June 30, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Cost of Revenue

The increase in the cost of revenue is primarily attributed to the net effect of our buy-sell agreements of crude petroleum products through the Enbridge North Dakota pipeline, which contracts we entered into in November 2024, where we realized costs of revenue from these contacts in the amount of $30,288,928 for the six months ended June 30, 2025, and decreased volumes sold through our Silver Fuels Delhi facility as we continue to renegotiate our agreements with Exxon Mobile Corporation, who purchased the Denbury, Inc. facility that is attached to our pipeline facility and purchases our product from the Silver Fuels Delhi facility.

Operating Results of our Transportation Logistics Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$18,563,956	$-	$18,563,956	100%
Revenues- related party	5,368,572	-	5,368,572	100%
Total revenues	23,932,528	-	23,932,528	100%
Cost of revenues	17,130,490	-	17,130,490	100%
Gross profit	6,802,038	-	6,802,038	100%
Operating expenses:		-	-	-
General and administrative	3,876,322	-	3,876,322	100%
Amortization and depreciation	9,963,366	-	9,963,366	100%
Total operating expenses	13,839,688	-	13,839,688	100%
Loss from operations	(7,037,650)	-	(7,037,650)	100%

Other income (expense):
Unrealized gain (loss) on marketable securities	-	-	-	-
Loss on disposition of asset	(1,219,913)	-	(1,219,913)	100%
Gain deconsolidation of subsidiary	-	-	-	-
Interest income	38,697	-	38,697	100%
Interest expense	(5,128,348)	-	(5,128,348)	100%
Interest expense- related parties	-	-	-	-
Other income	25,080	-	25,080	100%
Total other income (expense)	(6,284,484)	-	(6,284,484)	100%
Loss before provision for income taxes	(13,322,134)	-	(13,322,134)	100%
Consolidated net loss	(13,322,134)	-	(13,322,134)	100%
Less: Net loss attributable to noncontrolling interests	-	-	-	-
Net loss attributable to Vivakor, Inc.	$(13,322,134)	$-	$(13,322,134)	100%

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

	2025	2024	Change ($)	Change (%)
Revenues	$-	$-	$-	-
Revenues- related party	-	-	-	-
Total revenues	-	-	-	-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:		-	-	-
General and administrative	5,100,045	4,311,634	788,411	18%
Amortization and depreciation	898,963	206,625	692,338	335%
Total operating expenses	5,999,008	4,518,259	1,480,749	33%
Loss from operations	(5,999,008)	(4,518,259)	(1,480,749)	33%

Other income (expense):
Unrealized gain (loss) on marketable securities	(78,406)	(82,618)	4,212	(5)%
Loss on disposition of asset	-	-	-	-
Gain deconsolidation of subsidiary	-	177,550	(177,550)	(100)%
Interest income	4,613	4,613	-	-
Interest expense	(439,560)	(561,801)	122,241	(22)%
Interest expense- related parties	(53,121)	-	(53,121)	100%
Other income	-	84,000	(84,000)	(100)%
Total other income (expense)	(566,474)	(378,256)	(188,218)	50%
Loss before provision for income taxes	(6,565,482)	(4,896,515)	(1,670,869)	34%
Consolidated net loss	(6,567,482)	(4,896,515)	(1,668,967)	34%
Less: Net loss attributable to noncontrolling interests	(6,518)	(48,548)	42,030	(87)%
Net loss attributable to Vivakor, Inc.	$(6,558,964)	$(4,848,767)	$(1,710,197)	35%

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

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2025 and 2024 as presented below:

	June 30,
	2025	2024
Net cash (used) in operating activities	$(6,980,336)	$(825,314)
Net cash provided (used) in investing activities	1,860,000	(2,176,798)
Net cash provided (used) by financing activities	5,108,500	2,352,775

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of June 30, 2025, we had an accumulated deficit of approximately $112.1 million. As of June 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $105.8 million and $101.5 million, respectively. As of June 30, 2025, we had cash of approximately $3.7 million, of which $3.2 million is restricted cash. In addition, we have obligations to pay approximately $74 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $3,665,156 and $3,676,992 which includes $3.2 million and $3 million as restricted cash, respectively.

For the six months ended June 30, 2025 and 2024, our net cash used in operating activities was mainly comprised of net effect of the consolidated net loss of $20,070,150 and $5,243,781, and our depreciation and amortization of $12,702,552 and $1,997,473. For the six months ended June 30, 2025 and 2024, we realized stock-based compensation of $690,350 and $1,138,052 in lieu of using cash. We also experienced an increase in accounts receivable of $17,309,724 and $845,872, an increase in prepaid expenses of $1,583,825 and $105,509, and an increase in accounts payable and accrued expenses of $14,297,080 and $2,331,635.

For the six months ended June 30, 2025, our net cash from investing activities of $1,860,000 was attributed to proceeds from the sale of property and equipment. For the six months ended June 30, 2024, our net cash used in investing activities was $2,176,798 attributed to our purchase of equipment related to the manufacturing of our RPC, wash plant facilities, and a White Claw Colorado City site extension on our pipeline.

Our net cash provided by our financing activities was mainly attributed to the net effect of the following events:

For the six months ended June 30, 2025 and 2024, we received proceeds of $10,396,612 and $3,132,959 related to the issuance of notes and other loans to third parties, and proceeds of $1,911,432 and $635,150 related to the issuance of notes and other loans from related parties. For the six months ended June 30, 2025 and 2024, we paid notes payable and lease liabilities of $4,812,898 and $477,610 to third parties, and paid notes payable and lease liabilities of $1,164,601 and $700,478 to related parties.

Capitalized interest on construction in process was none and $656,492 for the six months ended June 30, 2025 and 2024. There are no further existing firm obligations; however, we anticipate further construction costs of approximately $1.5 million in connection with our construction of our Texas remediation and wash plant facilities.

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

Contractual Obligations

Our contractual obligations as of June 30, 2025 for finance lease liabilities are for certain land, property, plant, and equipment, which leases end in 2025 and 2026. Finance lease obligations as of June 30, 2025 are as follows:

2025	$3,626,851
2026	4,554,101
Total	$8,180,952

Our contractual obligations as of June 30, 2025 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026 through 2027, except for a land lease which ends in 2042. Contractual payments under operating lease obligations as of June 30, 2025 are as follows:

Remaining 2025	$1,318,150
2026	$1,246,055
2027	$261,441
2028	$173,899
2029	$177,855
Thereafter	$2,562,277
Total	$5,739,677

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of June 30, 2025, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) We did not have enough personnel in our accounting and financial reporting functions. Due to insufficient personnel in our accounting department, we were not able to achieve adequate segregation of duties, and, as a result, we did not have adequate review controls surrounding: (i) our technical accounting matters in our financial reporting process, and (ii) the work of specialists involved in the estimation process. (2) Due to certain relationships with a banking institution and consultants we were not able to achieve adequate controls surrounding the review and dual authorization of certain treasury transactions and fixed assets. (3) We do not always follow certain review and authorization procedures related to corporate governance and the release of information to the public. After failing to adhere to certain corporate governance administrative procedures, we did not achieve adequate review at the executive or independent Board of Director level over certain accounting and risk assessments or the timely reporting of material transactions. We also did not achieve adequate review of certain public reports and disclosures prior to the public disclosure of the information. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis. Management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in both proper drafting, review, authorization, recording and reporting of these transactions. Since our assessment as of June 30, 2025, we continue to seek to retain additional experienced personnel, and we are working to retain additional qualified valuation experts that report on their internal controls. We have also implemented further review controls and processes surrounding treasury and fixed assets, and the Audit Committee is reviewing the material weaknesses, and will be making recommendations to the Company on implementing further internal controls to assist the Company to adhere to its corporate review, authorization, and reporting policies.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

As noted above, we continue to contract with additional external accounting staff in order to attempt to remediate our material weaknesses. Such changes include multiple additional reviewers of financial information before it is submitted for filing with the SEC. There were no other changes in our internal controls identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Vivakor, Inc. v. Al-Dali International General Trading and Contracting Company, et al., Case No. JDFC603 251052410 (Kuwait Court of First Instance, Mar. 25, 2025)—Plaintiff has asserted claims for breach of contract, unjust enrichment, and injunctive relief against Defendants Al-Dali Global Trading and Contracting Company, Al-Sayer Construction General Trading and Contracting Company, and Kuwait Oil Company relating to the placement and operation of oilfield remediation processing equipment in Kuwait. Plaintiff seeks total damages in excess of $15,000,000.00.

Vivakor, Inc., et al., v. Unique Funding Solutions, LLC et al., Cause No. DC-25-05926 (95th Dist. Ct., Dallas Cty., Tex.—April 15, 2025)—Plaintiffs allege fraud, fraudulent liens, fraudulent inducement, conversion, money had and received, and seek a declaratory judgment relating to claims of Defendants for payment on a receivables factoring contract claiming damages in excess of $5 million. The case is in initial pleadings. Plaintiffs intend to vigorously pursue the case.

AE Systems, LLC v. VivaVentures Remediation Corporation, (In re AE Systems, LLC) Ch. 7 Case No. 25-30186, Adv. No. 460285 (Bankr. S.D. Tex., filed Aug. 8, 2025)—Debtor claims breach of contract and damages of $156,356.00 for goods provided and services performed at Defendant’s site in Harris County, Texas. Defendant has contested the amount due on grounds that Debtor materially breached with their contract. Defendant has contested Debtor’s claims. No amount has been reserved in connection with the dispute.

Blondo Constructors, Inc. v. VivaVentures Remediation Corporation, et al., American Arbitration Association (Case No. 01-24-0005-5102—May 17, 2024)—Claimant demanded arbitration for claims relating to breach of contract by Respondent VivaVentures Remediation Corporation (“VRC”) and damages in excess of $545,695.05, plus attorneys fees and costs. Respondents other than VRC were dismissed on July 26, 2024. On November 8, 2024, the parties executed a Confidential Settlement Agreement to resolve the dispute. On December 20, 2024, Claimant filed a First Amended Demand for Arbitration asserting new claims, including for breach of the settlement agreement for failure to remit the agreed settlement payment. On January 26, 2025, Respondent remitted the settlement payment and Claimant confirmed receipt. Claimant’s new claims are still pending before the arbitrator, and the arbitrator has yet to issue an award or dismiss the proceeding. Respondent has not reserved additional sums for this proceeding.

Echo Contracting, LLC v. CPE Gathering Midcon, LLC, et al., Case No. CJ-2025-73 (Dist. Ct., Blaine Cty., Okla.—Feb. 14, 2025)—Plaintiff Echo Contracting asserted claims of breach of contract, quantum meriut, and foreclosure of mechanics and materialmen’s lien filed in Blaine County against properties of Defendants. Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. settled such claims pursuant to confidential agreement on March 28, 2025, and such claims are pending dismissal and such liens are pending release. Co-Defendant Validus Energy II Midcon, LLC prevailed upon a motion to consolidate Case No. CJ-2025-7 with another the proceeding. Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC has levied claims for breach of contract, declaratory judgment, indemnification, contribution, and unjust enrichment against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. and seeks damages of more than $500,000.00, plus attorneys fees and costs of court. Defendants CPE Gathering Midcon, LLC, Vivakor, Inc., and Validus Energy II Midcon, LLC prevailed on motions against Plaintiff to remove liens against property of Validus Energy II Midcon, LLC and compel arbitration against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. Claims of Plaintiff against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. are stayed pending arbitration, while claims of Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC are proceeding.

Espri L’Heureux v. Vivakor, Inc., et al. Case No. 30-2022-01284070-CU-WT-CJC (Sup. Ct. Orange Cty., Cal.—Sept. 29, 2022)—Plaintiff asserted claims for misclassification as an exempt employee, failure to provide meal and rest periods, pregnancy/sex discrimination under the Fair Employment and Housing Act, discrimination under the California Fair Employment and Housing Act (“CFRA”), retaliation under the CFRA, wrongful termination, an unfair business practices under the California Business and Professions Code §§ 17200 et seq., among other derivative claims. Plaintiff seeks more than $1,000,000.00 in damages. Defendants dispute liability on the grounds Plaintiff was properly classified as an independent contractor, was not discriminated against, and was not terminated at all, much less for a discriminatory or retaliatory reason. Defendants filed their answer on November 21, 2022, and removed the action to federal district court on July 22, 2023.

Great Lakes Petroleum Co. v. Vivakor, Inc., as successor in interest of Equipment Transport, LLC, et al., Case No. 25-CVS-011392-590 (Sup. Ct., Mecklenburg Cty. N. Car.—Mar. 5, 2025)—Plaintiff alleged breach of contract, quantum meruit, and unjust enrichment for fuel sold and tank services provided. A default judgment for $183,808.77, plus post-judgment interest at a rate of eight percent (8%) per annum, was entered on May 23, 2025. Vivakor is in the process of attempting to settle this matter outside of the litigation.

James Samuelson v. Vivakor, Inc., James Ballengee, et al., Case No. 30-2025-01496877-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—July 14, 2025)—Plaintiff asserts claims for failure to pay wages, employment misclassification, breach of contract, promissory estoppel, unjust enrichment, constructive discharge, and tortious interference with contract seeking damages of $1,277,499.95 plus pre- and post-judgment interest, attorneys fees, and costs of court. Vivakor plans to file a timely responsive pleading and vigorously defend against these claims.

Julie Ridenhour Tonroy, as Personal Representative of the Estate of John Ridenhour, Deceased, v. Endeavor Crude, LLC, et al., Case No. CJ-2024-40 (Dist. Ct., Blaine Cty., Okla.—March 21, 2024)—Plaintiff asserts claims of negligence, respondeat superior, and wrongful death of decedent related to a motor vehicle accident involving a driver for EC while operating motor vehicle equipment owned or leased by Meridian Equipment Leasing, LLC, both subsidiaries of the Vivakor, Inc., and presently seeks damages in excess of $1,000,000. Discovery has largely concluded and the case is set for trial in September 2025.

Kellie Yates v. Endeavor Crude, LLC et al., No. 656,058 (1st Jud. Dist. Ct., Caddo Parish, La.—Mar. 14, 2025)—Plaintiff asserts claims of negligence, lost wages, quantum meruit, and unjust enrichment relating to a May 28, 2024 motor vehicle accident, and seeks damages of $50,000 to $1,000,000.

Kush Properties, LLC d/b/a Motel 6 – Floresville d/b/a Eagle Ford Inn, et al., v. Endeavor Crude, LLC, et al Case No. CVW2505285 (81st Dist. Ct. Wilson Cty., Tex.—May 8, 2025) —Plaintiff alleges breach of contract, unjust enrichment, suit on sworn account, fraud, fraudulent inducement, and negligent misrepresentation relating to lodging charges for truck drivers, seeking $256,070.00, plus attorneys fees, costs of court, and pre- and post-judgment interest. Defendants’ are vigorously contesting the claims.

Mikasa McKnight v. Endeavor Crude, LLC, et al., Case No. 202422195 (190th Dist. Ct., Harris Cty., Tex.—Jul. 2, 2024)—Plaintiff alleges negligence, negligent hiring, negligent entrustment, and respondeat superior relating to a motor vehicle accident involving a tractor-trailer operated under the motor carrier authority of Defendant EC, and seeks damages in excess of $1,000,000. Defendant EC has vigorously contested the case.

Misty Kitson, Blaine County Assessor v. Meridian Equipment Leasing, LLC, Case No. EQ-2023-57 (Ct. of Tax Review, Okla.—Aug. 2, 2023)—Plaintiff governmental taxing authority seeks appeal of Defendant’s fair cash value valuation of certain personal property in Blaine County, Oklahoma. Plaintiff seeks a property tax valuation of $27,463,542.00 in contrast to Defendant’s valuation of $4,000,000.00, and overdue taxes in excess of $1,126,005.22, plus statutory interest, penalties, and fees. The case is in discovery.

MV Purchasing, LLC et al., v. Endeavor Crude, LLC, et al., v. Unique Funding Solutions, LLC, et al., No. 3:25-cv-01112-K (U.S. Dist. Ct.—N. Tex.)—Plaintiffs Endeavor Crude, LLC, et al., assert claims for fraud, fraudulent misrepresentation, unjust enrichment, and declaratory relief for more than $1.5 million relating to an accounts receivable factoring contract. Cross-plaintiffs MV Purchasing, LLC and Echo Canyon Energy Products Supply, LLC assert claims for declaratory relief. Cross-plaintiffs and Defendants Unique Funding Solutions, LLC, Rocket Capital NY LLC, and Regain Group LLC assert claims of breach of contract against Defendants Endeavor Crude, LLC, et al., seek declaratory relief against Cross-plaintiffs MV Purchasing, LLC and Echo Canyon Energy Products Supply, LLC, and collectively seek damages in excess of $3,000,000. Defendants Endeavor Crude, LLC, et al., are vigorously defending the case.

Novella Strmiska v. Endeavor Crude, LLC, et al., Case No. 25-01-00013-CVK (81st Dist. Ct., Karnes Cty., Tex.—Jan. 27, 2025)—Plaintiff obtained a default judgment for breach of contract, trespass to land, trespass to chattels, negligence, and unjust enrichment, for $256,717.00 USD, plus post-judgment interest, attorneys fees, and costs of court.

Rocket Capital NY LLC v. Silver Fuels Processing, LLC, et al., Case No. E2025013794 (Sup. Ct. of N.Y., Monroe County, N.Y.—Jun. 23, 2025)—Plaintiff has obtained a default judgment for $1,514,619.08 for breach of contract jointly and severally against affiliates Meridian Equipment Leasing, LLC, Silver Fuels Processing, LLC, Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivakor, Inc., Equipment Transport, LLC, and James Ballengee, among others. Vivakor is in the process of attempting to settle this matter outside of the litigation.

Texas Premier Resources, LLC et al., v. Vivakor, Inc., et al., Cause No. 2025-39438 (190th Dist. Ct., Harris Cty., Tex.—Jun. 16, 2025)—Plaintiffs have asserted claims for breach of contract, fraud, fraudulent misrepresentation, and alter ego, and seek damages in excess of $5,000,000.00, plus attorneys fees and costs of court, and injunctive relief to compel the purchase of Plaintiff’s business and property. Defendants are vigorously contesting the case.

Vincent Smith, et al., v. Meridian Transport, LLC, et al., Cause No. 25-CV-0664 (122d Dist. Ct., Galveston Cty., Tex.—Apr. 23, 2025)—Plaintiffs alleges gross negligence relating to a motor vehicle accident, and seek damages of up to $1,000,000, plus attorneys fees and costs of court. Defendants intend to vigorously contest the case.

Viva Wealth Fund I, LLC v. Vivakor, Inc., et al., Case No. 30-2025-01469418-CU-FR-WJC (Sup. Ct., Orange Cty., Cal.—Mar. 21, 2025)—Plaintiff alleges fraud, conversion, unfair competition, tortious interference in contractual relations, interference with prospective economic advantage, money had and received, breach of contract, constructive fraudulent transfer, among other counts, and seeks declaratory relief and damages in excess of $50 million relating to equipment purchased by Plaintiff and leased to Defendant VivaVentures Remediation Corporation. Defendants intend to vigorously contest the case.

Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025)—Plaintiff, former Chief Financial Officer of the Company, its subsidiary, and certain unnamed defendants for claims of breach of contract, breach of implied covenant in contract, and claims related to failure to pay wages, alleging total damages of $2,154,158.47, plus interest, attorneys fees, and costs of court. Defendants intend to vigorously contest the case.

SRAX, Inc. v. Vivakor, Inc., Case No. A-25-921524-F (8th Jud. Dist. Ct., Clark Cty., Nev.—Aug. 18, 2025)—Plaintiff filed an emergency ex parte application for an order immediately requiring transfer of 536,666 shares of Defendant’s common stock. Defendant intends to interplead in the proceeding on grounds that the predicate judgment obtained in Ventura County, California Superior Court was never properly served upon Defendant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act during the three months ended June 30, 2025. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act as the investors were sophisticated or accredited investors and familiar with our operations.

On April 11, 2025, we issued 300,000 shares of our restricted common stock to Cedarview Capital Management, LLC pursuant to a Side Letter, which securities contain a standard Rule 144 restrictive legend.

On April 11, 2025, we issued 350,000 shares of our restricted common stock to Justin Ellis pursuant to a conversion notice we received from Mr. Ellis notifying us of his desire to convert $350,000 owed to him under that certain Convertible Promissory Note dated July 7, 2024.

On April 11, 2025, we issued 107,789 shares of our Series A Preferred Stock to the sellers, or their assignees, in the Endeavor Entities transaction which had been accrued for at December 31, 2024. These shares represented the preferred stock portion of the purchase price for the transaction, including any post-closing adjustments. Of these shares, 84,931 shares went to Jorgan Development, LLC and 858 shares went to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer. The shares do have a 6% annual dividend, based on the $1,000 stated per share value of the Series A Preferred Stock, payable in shares of our common stock.

On April 11, 2025, we issued an aggregate of 1,298,453 shares of our restricted common stock for four months of dividends to the holders of our Series A Preferred Stock. Of those shares, 884,037 were issued to Jorgan Development, LLC and 8,933 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

Between May 14, 2025 and May 19, 2025, we issued convertible promissory notes (the “Notes”), to several accredited investors (the “Holders”), in the aggregate principal amount of $575,000 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $500,000, the Notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and are convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuances of the Notes, we will issue the Holders 75,000 shares of our common stock as additional incentive to enter into the SPA and the Notes. The issuance of the foregoing securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the holders are accredited investors and familiar with our operations.

On May 28, 2025, we issued a convertible promissory note (the “Note”), to a non-affiliated accredited investor (the “Holder”), in the aggregate principal amount of $172,500 in connection with a Securities Purchase Agreement entered into by and between the Company and certain Holders (the “SPA”). Under the terms of the SPA and the Note, we received $150,000, the Note matures twelve months from the date of issuance, has a 15% original issuance discount, has a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Note, we will issue the Holder 12,500 shares of our common stock as additional incentive to enter into the SPA and the Note.

Between June 6, 2025 and June 9, 2025, we issued convertible promissory notes (the “Notes”), to seven non-affiliated accredited investors (the “Holders”), in the aggregate principal amount of $5,117,647.06 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $4,350,000 prior to deducting placement agent fees of $391,500, Holders attorney’s fees of $20,000 and escrow fees of $5,000. The Notes matures twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Notes, we will issue the Holders 652,500 shares of our common stock as additional incentive to enter into the SPA and the Notes.

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

On May 20, 2025, we issued an aggregate of 1,764,964 shares of our restricted common stock for three months of dividends to the holders of our Series A Preferred Stock. Of those shares, 1,384,311 were issued to Jorgan Development, LLC and 13,983 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

Between May 14, 2025 and June 9, 2025, we issued convertible promissory notes (the “Notes”), to seven non-affiliated accredited investors (the “Holders”), in the aggregate principal amount of $5,911,764.73 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $5,025,000 prior to deducting placement agent fees of $391,500, Holders attorney’s fees of $20,000 and escrow fees of $5,000. The Notes matures twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Notes, we issued the Holders 753,750 shares of our common stock as additional incentive to enter into the SPA and the Notes.

As stated above, on March 17, 2025, Vivakor, Inc. (the “Company”), issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025. In relation to the Loan Agreement, the Company also entered into a Registration Rights Agreement with the Lender (the “RRA”), under which the Company was obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note no later than sixty (60) days after closing.

On July 9, 2025, we entered into a Second Amendment to Loan Agreement and Registration Rights Agreement (the “Amendment”), and an Additional Junior Secured Convertible Note (the “Additional Note”, together with the Amendment, the “New Loan Documents”), under which we agreed to issue the Lender the Note in the principal amount of $5,940,000. Under the New Loan Documents, we will receive net proceeds of $971,025.65, with the remainder of the principal amount going to (a) a $176,000 origination fee, (b) an aggregate of $3,232,974.35 (the “Holdback Amounts”) representing (i) a $891,000 holdback amount to be applied to pay the first six Weekly Installment Payments when due under the Additional Note (hereinafter defined), (ii) $1,395,540.35 to be applied to pay the seven past due Weekly Installment Payments under the Initial Note, plus accrued interest thereon, and (iii) $946,434 to secure and cover the payment of the next six Weekly Installment Payments due under the Initial Note, (c) $20,000 to pay Lender’s legal fees, and (d) and original issuance discount of $1,540,000. The Note is payable over forty equal weekly installments of $148,500, which may be paid in cash or, at the option of the Company once an applicable registration statement is effective, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless in default and is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. In the event we default on the terms of the Initial Note or the Additional Note, the conversion price under the notes is a 50% discount to discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The lender is secured by a junior lien in all assets of the Company, subject to exceptions for existing debt covenants of the Company. The Company reserved 15,000,000 shares of its common stock for issuance in connection with a conversion under the Additional Note and the Company agreed to issue the Lender 150,000 shares of its common stock as additional consideration for the loan (the “Commitment Shares”). We received the funds under the New Loan Documents on July 15, 2025.

On July 9, 2025, we entered into a Forbearance and Amendment to Loan Agreement and Note, which amended the terms of the Loan Agreement, Initial Note and RRA (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $4,400,000 under similar terms as the Initial Note (funds from which we received on July 15, 2025, as set forth below), (ii) the Lender agreed to permit us to raise an additional $3,000,000 under terms set forth on Exhibit I of the Loan Agreement, (iii) the filing date for the resale registration statement under the RRA was extended to July 18, 2025, (iv) the Outstanding Principal Amount of the Initial Note was $6,151,783 on the Forbearance Agreement Effective Date, (v) the principal amount under the Initial Note was increased to $6,766,961.30 (the “Amended Principal Amount”), representing 110% of the Outstanding Principal Amount of the Note as of the Forbearance Agreement Effective Date, (vi) the Weekly Installment Payments under the Initial Note stayed the same, (vii) the fee of $615,178.30 was added to the Amended Principal Amount of the Initial Note and shall be due and payable by the Company on or before January 7, 2026, (viii) past due interest totaling $291,367.35, that has accrued between the Forbearance Agreement Effective Date and the Effective Date, shall also be paid on or before January 7, 2026, and (ix) both the $615,178.30 fee and the $291,367.35 of past due interest shall be paid in full in cash on or before January 7, 2026.

On July 19, 2025, the Board of Directors of Vivakor received notice from Tyler Nelson, Vivakor’s Chief Financial Officer and Member of the Board of Directors of his resignation from such positions effective immediately.

On July 24, 2025, Vivakor Administration, LLC (the “Company”) entered into an executive employment agreement with Kimberly Hawley (the “Employment Agreement”) with respect to the her appointment as Executive Vice President, Chief Financial Officer, and Treasurer of the Company and Vivakor, Inc. (“Vivakor”). Pursuant to the Employment Agreement, Ms. Hawley will receive annual compensation of $350,000. Additionally, Ms. Hawley shall be eligible for performance bonus compensation as further set forth therein. The Employment Agreement may be terminated by either party for any or no reason, by providing five business days’ notice of termination, but a termination without cause will trigger certain severance provisions, including a lump sum payment equal to one (1) calendar year’s pay.

On July 30, 2025, Vivakor Transportation, LLC, as Seller, executed and entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jorgan Development, LLC (“Jorgan”) to sell all of the issued and outstanding limited liability company membership interests in and to Meridian Equipment Leasing, LLC, and Equipment Transport, LLC (the “Targets”), two indirectly wholly-owned subsidiaries of Vivakor, Inc. (“Vivakor”, and the “Transaction”, respectively). The purchase price paid to the Seller thereunder consisted of $11,058,235 USD to be remitted in Series A Convertible Preferred Stock of Vivakor, which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The purchase price is subject to upward or downward adjustment based on any difference in net equity of the Targets as reflected by the Targets’ final financial results for the period ending June 30, 2025. The Targets were principally engaged in the truck transportation of oilfield produced water and associated equipment leasing operations. In connection with the Transaction, and among other agreements as further set forth in the Purchase Agreement, (i) affiliates of Vivakor, and certain related parties controlled directly or indirectly by James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer (the “Ballengee Family Office Affiliates”) will amend and restate that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties will amend and restate that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder by almost one-half (1/2), from ninety-nine percent (99%) of certain free cash flow from certain of Vivakor’s terminal operations to fifty percent (50%) of free cash flow from such operations, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates will voluntarily suspend the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, held by them for the period from August 1, 2025 to January 1, 2026.

On July 30, 2025, Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Silver Fuels Processing, LLC, CPE Gathering Midcon, LLC, Vivakor, and Vivakor Transportation, LLC (collectively, the “Vivakor Obligors”), James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer, and certain related parties controlled directly or indirectly by Mr. Ballengee (collectively, the “Ballengee Obligors”), executed and entered into a Forbearance Agreement with Maxus Capital Group, LLC (“Maxus” and the “Forbearance Agreement”, respectively). Pursuant to the terms of the Forbearance Agreement, the Vivakor Obligors and the Ballengee Obligors agreed that (A) various events of default have occurred and are continuing to occur with respect to (i) Master Agreement No. 1450 dated March 17, 2020, by and between Maxus Capital Group, LLC, as Lessor, Silver Fuels Delhi, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1450 Lease”), (ii) Master Agreement No. 1452 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, Meridian Equipment Leasing, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1452 Lease”), (iii) Master Agreement No. 1462 dated December 28, 2021, by and between Maxus Capital Group, LLC, as Lessor, White Claw Colorado City, LLC, as Lessee, and Jorgan Development, LLC, as Co-Lessee, and all Schedules and Leases made subject thereto (collectively, the “1462 Lease”, and together with the 1450 Lease and the 1452 Lease, the “Maxus Leases”), (B) Maxus will forbear and refrain from further action to enforce its rights under the Maxus Leases so long as no further events of default occur pursuant to the Forbearance Agreement, and (C) pursuant to the Maxus Leases, the Vivakor Obligors and Ballengee Obligors will pay or cause to be paid to Maxus the sum of $3,288,067.12 on or before September 1, 2025, the sum of $1,418,659.76 on or before October 1, 2025, the sum of $1,500,000 on or before November 30, 2025, the sum of $3,000,000 on or before November 30, 2025, the sum of $41,012.06 per month pursuant to the 1450 Lease, the sum of $592,973.77 per month pursuant to the 1452 Lease, and the sum of $188,030.95 per month pursuant to the 1462 Lease. Upon the execution of the Forbearance Agreement, the Vivakor Obligors and Ballengee Obligors must remit to Maxus a forbearance fee equal to (x) $250,000.00 cash and (b) restricted common shares of Vivakor in an amount equal to $250,000.00, priced per share based on the average closing price for the three (3) days preceding their issuance.

Pursuant to a Transition Agreement dated August 12, 2025, by and between Vivakor and Vivakor Administration, LLC, as Company, and Russ M. Shelton (the “Transition Agreement), Mr. Shelton, resigned his position as Executive Vice President and Chief Operating Officer of the Company, concurrent therewith and agreed to assist in transitioning his responsibilities to his replacement. Mr. Shelton’s resignation is not the result of any disagreement with Vivakor or its independent auditors regarding its accounting or financial practices.

On August 12, 2025, we entered into a Second Amendment to the Employment Agreement with Les Patterson, which amended that certain Employment Agreement dated July 1, 2025, as amended. Under the Amended Agreement, Mr. Patterson accepted the position of Vice President and Chief Operating Officer of Vivakor, Inc. in exchange for a base annual salary of $375,000 and annual equity compensation of shares of Vivakor’s common stock equal to not less than $125,000, paid to Mr. Patterson in four equal quarterly installments priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of the Amended Agreement, as applicable, with the shares issued as registered common stock under a registered equity compensation plan. Mr. Patterson will also receive a one-time signing bonus of Two Hundred Fifty Thousand Dollars ($250,000.00) of Vivakor common stock.

On August 12, 2025, we issued a convertible promissory note (the “Note”), to a non-affiliated accredited investor (the “Holder”), in the aggregate principal amount of $647,500 in connection with a Securities Purchase Agreement entered into by and between Vivakor and the Holder (the “SPA”). The Note and SPA have similar terms to the Notes and SPA Vivakor entered into with 12 non-affiliated investors in May 2025. Under the terms of the SPA and the Note, we received $550,000, the Note matures twelve months from the date of issuance, has a 15% original issuance discount, has a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Vivakor’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Note, we will issue the Holder 82,500 shares of our common stock as additional incentive to enter into the SPA and the Note. The issuance of the foregoing securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the Holder is accredited investor and familiar with our operations.

This summary is not a complete description of all of the terms of the related agreements and are qualified in their entirety by reference to the full text of the documents, forms of which are filed as exhibits hereto and/or incorporated by reference into this disclosure from prior filings.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
10.69	Forbearance Agreement with J.J. Astor & Co. dated July 9, 2025	8-K	7/21/25	10.1
10.70	Second Amendment to Loan Agreement and Registration Rights Agreement dated July 9, 2025	8-K	7/21/25	10.2
10.71	Junior Secured Convertible Promissory Note dated July 9, 2025	8-K	7/21/25	10.3
10.72*	Executive Employment Agreement, by and between Vivakor Administration, LLC and Kimberly Hawley, dated July 24, 2025	8-K	7/24/25	10.1
10.73	Membership Interest Purchase Agreement dated July 30, 2025, by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer	8-K	8/6/25	10.1
10.74	Forbearance Agreement dated July 30, 2025, by and between Maxus Capital Group, LLC, and Silver Fuels Delhi, LLC, et al.	8-K	8/6/25	10.2
10.75	Transition Agreement dated August 3, 2025, by and between Vivakor, Inc., Vivakor Administration, LLC, and Russ M. Shelton	8-K	8/6/25	99.1
10.76	Second Amended Employment Agreement, by and between Vivakor, Inc., Vivakor Administration, LLC and Les Patterson, dated August 12, 2025	8-K	8/18/25	10.1
21.1	Subsidiaries of the Company	10-K	4/15/25	21.1
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date:	August 19, 2025

VIVAKOR, INC.

By:	/s/ Kimberly Hawley
Kimberly Hawley
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 19, 2025