Form 10-Q
period 2025-09-30
Vivakor, Inc.
filed 2025-11-19
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

(469) 480-7175

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

As of November 18, 2025, there were 153,996,297 shares of the registrant’s common stock outstanding.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$299,642	$651,022
Cash - restricted	892,124	3,025,970
Accounts receivable, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024, respectively	5,828,236	1,626,994
Accounts receivable - related party	141,085	4,599,094
Prepaid expenses	1,686,042	1,204,790
Marketable securities	268,572	661,101
Inventories	110,777	205,529
Total current assets	9,226,478	11,974,500

Other assets	732,809	3,608,067
Notes receivable	258,389	242,714
Property and equipment, net	60,623,117	100,039,371
Right of use assets - operating leases	1,598,026	4,920,454
Intellectual property, net	7,729,255	8,348,703
Customer relationships, net	39,393,299	43,021,022
Goodwill	40,569,772	68,885,853
Total assets	$160,131,145	$241,040,684

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$27,280,207	$29,601,665
Accounts payable and accrued expenses - related parties	1,667,002	831,984
Accrued compensation	1,499,285	1,249,099
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	400,700	2,636,151
Finance lease liabilities, current	8,929,265	4,267,396
Loans and notes payable, current	18,576,741	42,423,941
Loans and notes payable, current - related parties	9,088,504	21,810,164
Total current liabilities	76,549,001	111,927,697

Operating lease liabilities, long term	1,471,228	2,190,351
Finance lease liabilities, long term	-	5,135,601
Loans and notes payable, long term	3,656,336	6,514,010
Loans and notes payable, long term-related parties	5,533,106	-
Deferred tax liability	154,381	154,381
Other liabilities	8,728,527	-
Total liabilities	96,092,579	125,922,040

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 96,731 and 107,789 outstanding as of September 30, 2025 and December 31, 2024	97	108
Common stock, $0.001 par value; 200,000,000 shares authorized; 61,431,949 and 41,709,190 were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	61,432	41,709
Additional paid-in capital	216,182,613	208,167,537
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(148,059,774)	(88,951,426)
Total Vivakor, Inc. stockholders’ equity (deficit)	68,164,368	119,237,928
Noncontrolling interest	(4,125,802)	(4,119,284)
Total stockholders’ equity (deficit)	64,038,566	115,118,644
Total liabilities and stockholders’ equity (deficit)	$160,131,145	$241,040,684

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Revenues
Revenues	$69,626,059	$30,999,451	$13,063,788	$4,775,771
Revenues - related party	13,795,063	17,119,485	3,917,597	11,140,652
Total revenues	83,421,122	48,118,936	16,981,385	15,916,423
Cost of revenues	69,363,520	44,213,635	12,261,886	14,190,073
Gross profit	14,057,602	3,905,301	4,719,499	1,726,350
Operating expenses:
Sales and marketing	8,220	18,318	7,500	6,650
General and administrative	20,564,166	7,252,540	10,710,143	2,613,394
Amortization and depreciation	15,735,409	3,062,416	3,032,857	1,064,943
Total operating expenses	36,307,795	10,333,274	13,750,500	3,684,987
Loss from operations	(22,250,193)	(6,427,973)	(9,031,001)	(1,958,637)
Other income (expense):
Unrealized gain (loss) on marketable securities	(249,080)	743,739	(170,674)	826,377
Gain (loss) on disposition of assets	(1,219,913)	177,550	-	177,550
Loss on conversion of debt	(9,828,868)	-	(9,828,868)	(177,550)
Interest income	50,620	6,920	7,310	2,307
Interest expense	(20,007,869)	(1,565,231)	(14,439,961)	(641,244)
Interest expense - related parties	(444,333)	-	(391,212)	-
Other income	(408,981)	115,000	(434,061)	31,000
Total other income (expense)	(32,108,424)	(522,022)	(25,257,466)	218,440
Loss before provision for income taxes	(54,358,617)	(6,949,995)	(34,288,467)	(1,740,197)
Provision for income taxes	-	(33,983)	-	-
Consolidated net loss	(54,358,617)	(6,983,978)	(34,288,467)	(1,740,197)
Less: Net loss attributable to noncontrolling interests	(6,518)	(100,593)	-	(52,045)
Net loss attributable to Vivakor, Inc.	$(54,352,099)	$(6,883,385)	$(34,288,467)	$(1,688,152)

Series A Preferred Stockholder Dividends	4,756,249	-	1,711,212	-
Net loss to common shareholders	$(59,108,348)	$(6,883,385)	$(35,999,679)	$(1,688,152)

Basic and diluted net loss per share	$(1.69)	$(0.24)	$(2.09)	$(0.06)

Basic weighted average common shares outstanding	35,046,717	28,282,472	17,240,569	30,625,756

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2024	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	633,292	633	735,017	-	-	-	735,650
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock for a reduction of liabilities	-	-	700,000	700	858,590	-	-	-	859,290
Issuance of common stock on conversion of debt	-	-	1,903,095	1,903	2,225,590	-	-	-	2,227,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	2,203,299	2,203	2,549,756	-	-	-	2,551,959
Stock based compensation - Consultant	-	-	13,157	13	19,985	-	-	-	19,998
Series A Preferred Stock issued as part consideration for the purchase of the Endeavor Entities	107,789	108	-	-	105,897,709	-	-	-	105,897,709
Common stock issued as part consideration for the purchase of the Endeavor Entities	-	-	6,724,291	6,724	10,415,927	-	-	-	10,422,651
Common stock distributable- Series A Preferred Stock Dividends	-	-	643,980	645	852,555	-	(853,200)	-	-
Net loss	-	-	-	-	-	-	(22,189,820)	(4,161,105)	(26,350,925)
December 31, 2024	107,789	$108	41,709,190	$41,709	$208,167,537	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for a reduction of liabilities	-	-	599,729	600	719,042	-	-	-	719,642
Issuance of common stock for legal settlement			536,666	537	436,524				437,061
Stock based compensation	-	-	924,878	925	1,178,298	-	-	-	1,179,223
Stock based compensation - consultant	-	-	3,739,106	3,739	1,202,261	-	-	-	1,206,000
Common stock issued - Series A Preferred Stock Dividends	-	-	3,063,417	3,063	2,836,195	-	(2,839,258)	-	-
Common stock distributable - Series A Preferred Stock Dividends	-	-	2,069,296	2,069	1,914,922	-	(1,916,991)	-	-
Shares issued with debt	-	-	1,749,982	1,750	1,447,473	-	-	-	1,449,223
Shares issued with debt conversion	-	-	7,039,685	7,040	2,193,301	-	-	-	2,200,341
Consideration received for divestiture	(11,058)	(11)	-	-	(10,814,449)	-	-	-	(10,814,460)
Excess of consideration for divestiture over net assets transferred	-	-	-	-	6,901,509	-	-	-	6,901,509
Net loss	-	-	-	-	-	-	(54,352,099)	(6,518)	(54,358,617)
September 30, 2025	96,731	$97	61,431,949	$61,432	$216,182,613	$(20,000)	$(148,059,774)	$(4,125,802)	$64,038,566

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(54,358,617)	$(6,983,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,735,409	3,062,416
Stock-based compensation	1,179,223	1,626,409
Stock-based compensation - consultant	1,206,000	-
Unrealized (gain) loss - marketable securities	249,080	(743,739)
Loss on disposition of assets	1,219,913	-
Loss on conversion of debt	9,828,868	-
Gain on deconsolidation of subsidiary	-	(177,550)
Noncash interest charges	15,942,184	1,115,347
Deferred income taxes	-	31,753
Changes in operating assets and liabilities, net of impact from divestiture:
Accounts receivable	(2,457,099)	1,753,918
Prepaid expenses	(551,424)	(6,608)
Inventory	73,205	(140,250)
Other assets	(88,863)	(527,816)
Right of use assets - finance leases	-	(26,648)
Right of use assets - operating leases	1,345,072	251,492
Operating lease liabilities	(1,314,973)	(253,490)
Accounts payable and accrued expenses	16,303,698	1,184,103
Net cash provided by (used in) operating activities	4,311,676	165,359

INVESTING ACTIVITIES:
Return of cash for divestiture	(746,059)	-
Proceeds from sale of property and equipment	2,443,500	-
Purchase of equipment	-	(2,362,898)
Net cash provided by (used in) investing activities	1,697,441	(2,362,898)

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(2,249,656)	(364,057)
Proceeds from loans and notes payable	15,346,612	3,365,309
Proceeds from loans and notes payable - related party	4,662,904	1,304,150
Payment of notes payable	(8,860,052)	(1,439,461)
Payment of notes payable - related party	(17,394,151)	(2,150,537)
Proceeds from sale of common stock	-	1,425,000
Net cash provided by (used in) financing activities	(8,494,343)	2,140,404

Net increase (decrease) in cash and cash equivalents	(2,485,226)	(57,135)
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	3,676,992	744,307
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$1,191,766	$687,172

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$2,466,312	$460,343

Noncash transactions:
Return of preferred stock as consideration for divestiture	$3,912,951	$-
Accounts payable on purchase of equipment	$1,665,131	$1,571,608
Issuance of related party notes payable for purchase of equipment	$2,302,696	$-
Capitalized interest on construction in process	$-	$1,015,402
Security deposits and reserves applied to finance lease liabilities	$2,972,168	$-
Common stock issued with debt	$1,449,223	$464,290
Common stock issued for a reduction in liabilities	$719,642	$379,290
Series A preferred shareholder stock dividends	$4,756,249	$-
Common stock issued for legal settlement	$437,061	$-
Common stock issued for services	$-	$735,650
Common stock issued on conversion of debt	$2,200,341	$2,227,493

The accompanying notes are an integral part of these consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 that were filed with our Form 10-K. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Business

Vivakor, Inc. (“Vivakor” or the “Company”) is an integrated provider of midstream services and environmental solutions within the oil and gas industry. The Company owns and operates a diversified portfolio of domestic midstream infrastructure assets in several of the nation’s largest oil-producing basins. As of September 30, 2025, the Company conducts its operations through three primary business segments: transportation and logistics, terminaling and storage services, and supply and trading.

The transportation and logistics segment includes the assets and activities used to gather and transport crude oil by truck and pipeline. The Company owns and operates ten crude-oil injection stations that connect to major pipeline systems in the Permian Basin, as well as crude-oil gathering and transportation assets in the Anadarko Basin (STACK play), including the 45-mile Omega Gathering Pipeline, which connects to the P66/Plains pipeline system with access to the Cushing, Oklahoma storage hub.

The terminaling and storage services segment consists of crude-oil terminal facilities in Colorado City, Texas, and Delhi, Louisiana. These terminals are located at key pipeline intersections and are designed to receive, store, gather, and distribute various grades of crude oil and related petroleum products.

The supply and trading segment purchases and resells crude oil, condensate, and related hydrocarbon products. These activities utilize the Company’s transportation and terminaling assets to support product marketing and distribution across its operating regions.

The Company is also developing an environmental services segment through the planned deployment of Remediation Processing Centers (“RPCs”) along the Gulf Coast. RPCs are designed to recover hydrocarbons from contaminated soils and tank-bottom sludges generated by upstream, midstream, and downstream operations. The first RPC is under construction at the San Jacinto River & Rail Park in Harris County, Texas. The remediation segment will be reflected in the Company’s operating structure upon commencement of commercial activity.

On October 1, 2024, we acquired Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries, which gave us operations in several different areas of the midstream oil and gas industry. After the closing, our management and Board of Directors spent months reviewing all aspects of the Endeavor Entities’ assets and operations, including the synergies they have with our pre-acquisition operations and the debt related to certain of those assets and operations. In the event our management and Board of Directors determines some of those assets or operations do not fit organizationally with our other assets and operations then we may seek strategic alternatives with those certain assets and/or operations.

As a result of this strategic review, on July 30, 2025, we sold certain non-core business units of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, both of which were subsidiaries included with the Endeavor Entities. These divestitures were made to streamline operations and allow the Company to focus on its core midstream transportation, terminaling, and environmental processing activities. See Note 2 for amounts related to the transaction.

Restricted Cash

The Company acquired an accounts receivable factoring agreement on October 1, 2024 in the acquisition of the Endeavor Entities, where the Company is required to maintain a reserve account with the factoring institution which is included as restricted cash.

Long Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the fair value of the related asset. For the nine months ended September 30, 2025, the Company evaluated, and determined that there was no trigger event, and therefore no impairment incurred. There can be no assurance that market conditions will not change or demand for the Company’s services will continue, which could result in impairment of long-lived assets in the future.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. The Company did not record any impairment charges for the nine months ending September 30, 2025.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the 2025 presentation, including adjustments related to the purchase price allocation of accrued interest and principal note payable amounts.

Change in Segment Reporting

Beginning in the third quarter of 2025, the Company revised its reportable segment structure to align with the manner in which the chief operating decision maker evaluates performance and allocates resources. Previously, the Company reported operations under two segments: Transportation Logistics Services and Terminaling and Storage Facility Products and Services. Consistent with the restructuring, the Company now reports results across three (3) reportable segments that provide integrated midstream services related to the transfer, storage, and trading of crude oil and related products: (i) Transportation and Logistics, (ii) Terminaling and Storage, and (iii) Supply and Trading.

The Transportation and Logistics segment includes crude oil trucking and pipeline operations. The Terminaling and Storage segment consists of revenues from the operation of crude oil terminals in Colorado City, Texas, and Delhi, Louisiana. The Supply and Trading segment includes the purchase and sale of crude oil and related petroleum products, including activities under crude petroleum sales agreements initiated in late 2024.

The restructuring of the reportable business segments did not impact the Company’s consolidated financial statements for prior periods, other than reclassifications made to conform prior period segment information to the current presentation.

Revenue Recognition

Beginning in the third quarter of 2025, the Company began reporting revenue across its three reportable segments—Transportation and Logistics, Terminaling and Storage, and Supply and Trading, which together provide integrated midstream services related to the transfer, storage, and trading of crude oil and related products. The Transportation and Logistics segment was formerly referred to as Transportation Logistics, and the Supply and Trading segment reflects the expansion of activities in the purchase, sale, and distribution of crude oil and related petroleum products.

The following is disaggregated revenue by segment:

	September 30, 2025		September 30, 2024
Segment	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Terminaling and storage	923,046	2,633,120	-	-
Transportation and logistics	7,204,888	30,631,077	-	-
Supply and Trading (1)	8,853,451	50,156,925	15,916,423	48,118,936

(1)	Revenue generated from these activities was previously reported under the Terminaling and Storage segment in prior reporting periods in 2025 and Product Revenue in 2024.

Related Party Revenues

Our revenue from related parties for the three months and nine months ended September 30, 2025 was $3,917,597 and $13,795,063 respectively. For the three and nine months ended September 30, 2024, related party revenue was $11,140,652 and $17,119,485, respectively.

We generate related party revenue primarily through the sale of crude oil and similar products, as well as through the provision of storage, pipeline throughput, and trucking logistics services under long-term contracts. These contracts were acquired in connection with our August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC, and our October 1, 2024 acquisition of Silver Fuels Processing, LLC, Endeavor Crude, LLC, and Meridian Equipment Leasing, LLC. All related party contracts were entered into in the ordinary course of business and are conducted on terms consistent with those prevailing in comparable transactions with unrelated parties.

Major Customers and Concentration of Credit Risk

At September 30, 2025, the Company did not have any customers whose revenues represented more than 10% of total revenues. The Company had three individual customers that represented more than 10% of total accounts receivable individually, with an aggregate balance of $5,591,156, representing approximately 42% of total accounts receivable. At September 30, 2024, the Company had two major customers that together accounted for approximately 99% of total accounts receivable, and those same customers represented approximately 99% of the Company’s revenues for the nine months ended September 30, 2024.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur advertising expense for the three and nine months ended September 30, 2025 and 2024.

Net Income/Loss Per Share

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss) and dividing that amount by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents.

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

For the three and nine months ended September 30, 2025 and 2024 all potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. As of September 30, 2025 and 2024, potentially dilutive instruments consisted of convertible notes payable convertible into approximately 97,166,963 and 773,269 shares of common stock, respectively; stock options and vesting or unissued stock awards granted to employees totaling 2,350,481 and 2,003,252 shares, respectively; and stock options and vesting or unissued stock awards granted to board members and consultants totaling 1,707,939 and 572,948 shares, respectively.

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

Note 2. Divestiture of Wholly Owned Subsidiaries

On July 30, 2025, the Company completed the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC (together, the “divested entities”), two indirectly wholly owned subsidiaries (which were acquired by the Company in October 2024), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) entered into with Jorgan Development, LLC (“Jorgan”). Under the Purchase Agreement, the Company sold all of the issued and outstanding membership interests in the divested entities. The divested entities were non-core subsidiaries, primarily engaged in the transportation of oilfield-produced water and related equipment leasing, activities that did not align with the Company’s strategic focus. The purchase price consisted of the Company’s Series A Convertible Preferred Stock, with a stated value of $10,058,235 which was returned to the Company, retired, and is no longer outstanding or entitled to dividends.

Because the entities are under common control, we did not record a gain on the sale. The consideration received for the divestiture of the businesses consisted solely of the return of 11,058 shares of the Company’s Series A Preferred Stock.

The amounts related to the transactions were as follows:

Net consideration received:
Return of 11,058 shares of the Company’s Series A Preferred Stock	$10,814,449

Less: assets transferred
Cash	(746,059)
Accounts receivable	(2,713,866)
Prepaid expenses	(20,172)
Inventories	(21,547)
Property and equipment, net	(28,232,430)
Right of use assets - operating leases	(1,977,356)
Other assets	(5,160,272)
Goodwill	(28,316,081)
Plus: liabilities transferred
Accounts payable and accrued expenses	15,083,979
Operating lease liabilities	1,639,601
Finance lease liabilities	6,401,565
Loans and notes payable	40,199,687
Total net assets transferred	(3,862,951)

Excess of consideration received over net assets transferred, recorded to additional paid in capital	$6,901,498

Note 3. Going Concern & Liquidity

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2025, we had an accumulated deficit of approximately $148.1 million. As of September 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $67.3 million and $101.5 million, respectively. As of September 30, 2025, we had approximately $1.2 million cash, of which $0.9 million is restricted cash. In addition, we have obligations to pay approximately $36.6 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2025, subject to available cash flows, the Company continued its strategy to execute its business plan, including the operation of the Endeavor Entities (excluding those which were divested in the third quarter of 2025) which were acquired in the fourth quarter of 2024. To date we have financed our operations primarily through our operations, debt financing, and private and public equity offerings.

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

Note 4. Property and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Vehicles and trailers	$7,686,400	$30,485,730
Equipment	285,997	339,610
Land	732,000	732,000
Building	1,307,656	1,630,000
Crude & NGL terminal and related equipment	930,460	930,460
Crude Oil Transfer Stations	5,431,080	6,570,080
Pipeline and related facilities	42,255,931	42,244,680
Equipment under finance lease	7,312,268	12,593,359

Construction in process:
Wash plant facilities	6,764,279	5,997,566
Remediation Processing Unit System A	2,892,343	2,892,343
Remediation Processing Unit System B	2,892,343	2,892,343
WCCC tank expansion	1,526,443	1,390,488
	80,017,200	108,698,659
Accumulated Depreciation	(19,394,083)	(8,659,288)
Property, plant and equipment, net	$60,623,117	$100,039,371

For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation $7,952,518 and $114,765. respectively. Equipment currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

During the quarter ended September 30, 2025, after the divestiture on July 30, 2025, the Company purchased two groups of assets from Meridian Equipment Leasing, LLC (“Meridian”). The Company acquired $696,000 of Crude Oil Transfer Stations and $1,606,696 of Vehicles and Trailers. These assets were recorded in their respective categories at cost, with corresponding notes payable established for the total consideration. Because Meridian was an entity under common control prior to the divestiture described above, these purchases are considered related-party transactions. The acquired assets will be depreciated over their estimated useful lives consistent with the Company’s existing depreciation policies.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$20,456,497	$27,793,637
Accrued interest (various notes and loans payable)	986,233	970,551
Accrued tax penalties and interest	5,837,477	837,477
Accounts payable and accrued expenses	$27,280,207	$29,601,665

	September 30,	December 31,
	2025	2024
Accounts payable - related parties	$1,593,993	$715,526
Accrued interest (notes payable) - related parties	73,009	116,458
Accounts payable and accrued expenses - related parties	$1,667,002	$831,984

Accrued compensation	$1,499,285	$1,249,099

As of September 30, 2025 and December 31, 2024, our accounts payable are primarily made up of trade payables.

At September 30, 2025, the Company recorded a legal reserve of $5.0 million within accounts payable and accrued expenses for a loss contingency that management determined to be probable and reasonably estimable. No legal reserve was recorded as of December 31, 2024.

Additionally, as of September 30, 2025, and December 31, 2024, accounts payable for consulting services rendered totaled $0 and $252,777, respectively, with a vendor in which our CEO is a beneficiary.

As of September 30, 2025, accrued compensation to current employees includes $185,676 in accrued vacation pay due to our Chief Executive Officer, which may be payable in cash or stock if unused, and $187,106 due to our former Chief Financial Officer. Accrued compensation includes prorated year end accrued cash bonuses that are considered probable.

Note 6. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	September 30, 2025	December 31, 2024
Various promissory notes and convertible notes	$50,960	$50,960
Various promissory notes for vehicle financing	13,556	445,917
Blue Ridge Bank	410,200	410,200
Small Business Administration	2,326,360	2,389,022
Al Dali International for Gen. Trading & Cont. Co.	238,061	189,391
RSF, LLC	500,000	500,000
Justin Ellis	-	350,000
Note payable to Pilot OFS Holdings, LLC (e)	-	16,619,526
Business First Bank (e)	-	10,842,312
Maxus Capital Group, LLC (d)	-	10,513,507
Cedarview Opportunities Master Fund LP	2,992,013	2,886,307
Curve Capital, LLC	631,363	2,103,954
Clear Think Capital (b)	4,172,287	-
Clear Think Capital (b)	647,059
Agile Capital Funding, LLC	1,340,890	1,636,855
Short term note (WSGS) (c)	200,000	-
JJ Astor Note 1 (a)	3,047,973	-
JJ Astor Note 2 (a)	5,662,355
Total notes payable	$22,233,077	$48,937,951

Loans and notes payable, current	$18,576,741	$42,423,941
Loans and notes payable, long term	$3,656,336	$6,514,010

Related party debt:

	September 30, 2025	December 31, 2024
Jorgan Development, LLC	$3,469,246	$18,109,503
Ballengee Holdings, LLC	2,354,303	1,391,650
James Ballengee	500,000
Tyler Nelson	742,868	1,020,872
Meridian Equipment Leasing, LLC (f)	2,246,516	-
Meridian Equipment Leasing, LLC (f)	4,832,325
Triple T Trading Company LLC	476,352	404,121
Waskom, LLC (e)	-	884,018
Total notes payable - related parties	$14,621,610	$21,810,164

Loans and notes payable, current - related parties	$9,088,504	$21,810,164
Loans and notes payable, long term - related parties	$5,533,106	$-

2025	$27,665,245
2026	5,304,919
2027	3,005,415
2028	872,662
2029	6,446
Thereafter	-
Total	$36,854,687

(a)

On March 17, 2025, the Company issued a junior secured convertible promissory note (“Note 1”) due to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000, in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender. The Company received $5,000,000, net of closing fees totaling $1,625,000. The note is payable to the Lender over forty-two equal weekly installments of $157,739, which may be paid in cash or, at the option of the Company once an applicable resale registration statement covering the conversion shares is declared effective by the SEC, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The note does not bear interest unless an event of default shall occur and is continuing. The Company agreed to issue the Lender 250,000 shares of its common stock as additional consideration for the loan with a value of $235,000 which has been recorded as a debt discount.

On July 9, 2025, the Company defaulted on Note 1 and entered into a Forbearance and Additional Loan Agreement with J.J. Astor & Co., retroactively effective to April 14, 2025. Under the agreement, the principal balance of Note 1 was increased by $615,178 to $6,766,961 with a corresponding charge to interest expense. Additionally, the interest rate was increased to 19% with a maturity date of January 7, 2026. The agreement also provided for the issuance of a new junior secured convertible promissory note (“Note 2”) with net gross proceeds of $4.4 million and a face amount of $5.94 million, a portion of which was withheld by the Lender to satisfy past-due and future installments under Note 1. The transaction was accounted for as a debt extinguishment under ASC 470-50, resulting in the write-off of approximately $2.8 million of unamortized original issue discount and deferred financing costs, all of which was recognized in interest expense. The newly issued debt was recorded at its face amount and will be amortized using the effective interest method. In addition, the Company recognized approximately $1.4 million of default-related fees as interest expense during the quarter ended September 30, 2025.

During the quarter ended September 30, 2025, the Lender converted an aggregate of $1,100,000 of outstanding convertible debt into 7,039,685 shares of the Company’s common stock, valued at $2.2 million, at contractually discounted prices, resulting in a non-cash loss on conversion of debt of approximately $1.1 million.

The conversion price is variable and based on the Company’s future market price. Accordingly, the conversion option is required to be bifurcated from the debt instrument in accordance with ASC 815-15 and measured at fair value. As a result, the Company recorded a derivative liability of $8,728,527 as of September 30, 2025 with a corresponding charge to Loss on Conversion of Debt in the accompanying statement of operations for the three and nine months ended September 30, 2025.

(b)

The Company entered multiple twelve-month convertible promissory notes in the second quarter 2025 for a total principal amount of $5,911,765, in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and Clear Think Capital (“Clear Think”). The Company received $5,025,000, net of closing fees totaling $416,500. The notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent interest charge applied at the issuance date. In addition, the Company agreed to issue the holders 753,750 shares of common stock as additional consideration for the notes with a value of $595,963 which has been recorded as a debt discount.

During the third quarter of 2025, the Company issued an additional twelve-month convertible promissory note on August 12, 2025, with a principal amount of $647,059 and cash proceeds of $550,000, which reflects a similar original issue discount structure. The notes mature twelve months from the date of issuance and has a one-time ten percent interest charge applied at the issuance date.

(c)	The Company obtained a short-term loan of $475,000 in June 2025. The loan originally matured in June 2025 but it was extended to November 2025 when it was paid off. The annual interest rate was eighteen percent per annum.
(d)	At December 31, 2024, the Company had a note payable to Maxus Capital Group, LLC with an outstanding balance of $10,513,507. The balance of the note was reduced to $0 as of September 30, 2025, as part of the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC completed on July 30, 2025. On July 30, 2025, the Company, certain affiliated entities, and a related party entered into a Forbearance Agreement with Maxus Capital Group, LLC, which acknowledged existing events of default and provided that Maxus would forbear from exercising its remedies so long as the Company complied with a revised payment schedule. In connection with the agreement, the Company paid a cash forbearance fee of $250,000 and agreed to issue restricted common stock valued at $250,000, which was issued during the fourth quarter of 2025 and charged to interest expense. We incurred additional charges of approximately $7.8 million which were added to the principal balance and were recorded to interest expense in the nine months ended September 30, 2025. The Forbearance Agreement also resulted in a remeasurement of certain finance lease liabilities under ASC 842, Leases, as the revised terms affected obligations previously accounted for as part of the Maxus financing arrangement.
(e)

As part of the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC completed on July 30, 2025, the Company derecognized approximately $16,314,410 of third party note payables to Pilot OFS Holdings LLC and $8,938,836 to Business First Bank, and $1,079,287 of related party note payable to Waskom LLC.

(f)

In connection with the divestiture, the Company became directly obligated for a related-party note payable totaling $5,040,545 that had previously been recorded at the subsidiary level. The liability was transferred to the Company and remains outstanding as a related-party obligation and is included within notes payable as of September 30, 2025. In addition, the Company assumed $2,302,696 of related-party debt owed to Meridian Equipment Leasing, LLC in connection with the Company’s purchase of assets from Meridian following the divestiture. All three notes mature in August of 2028 and have a twelve percent interest rate.

Note 7. Commitments and Contingencies

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

On February 10, 2025, we entered into a Side Letter related to our Executive Employment Agreement with our former Chief Financial Officer, Mr Nelson, originally dated June 13, 2024 and the Promissory Note issued to Mr. Nelson on the same date. The Side Letter amended and clarified Mr. Nelson’s Employment Agreement and the Promissory Note to: (i) clarify that effective October 1, 2024, Mr. Nelson’s Employment Agreement is with Vivakor Administration, LLC with all material obligations guaranteed by the Company, (ii) confirm that the Promissory Note remains a primary obligation of the Company; (iii) confirm that the Company’s payment obligations are triggered by fundraising by either the Company or its subsidiaries, extend the Promissory Note’s maturity date to June 30, 2025, and assess a 5% fee on the outstanding principal and interest due under the Promissory Note as of December 31, 2024 if the Promissory Note was not paid by that date, and (iv) to clarify that no taxable event will occur related to amounts due under the Promissory Note until those amounts are actually paid by the Company to Mr. Nelson. See Note 12 for additional information.

On February 10, 2025, the Company entered into Amendment No. 1 to the Employment Agreement with Mr. Les Patterson, Vice President, Operations & Construction, correcting a drafting error regarding his annual equity compensation. As corrected, Mr. Patterson is entitled to annual equity compensation of not less than $100,000, payable quarterly, and received 74,701 unrestricted shares of common stock valued at $75,000 under the Company’s 2023 Equity and Incentive Plan.

On August 12, 2025, the Company entered into Amendment No. 2 to Mr. Patterson’s Employment Agreement, promoting him to Executive Vice President and Chief Operating Officer and revising certain compensation and employment terms. Under the amended agreement, Mr. Patterson is entitled to an annual base salary of $375,000 and annual equity compensation of not less than $125,000, payable in four equal quarterly installments in shares of the Company’s common stock issued under its 2023 Equity and Incentive Plan. Mr. Patterson also received a one-time signing bonus of $250,000 in Company common stock, issued pursuant to the Company’s Form S-8 Registration Statement and priced based on the volume-weighted average trading price for the five NASDAQ trading days preceding the agreement date. The principal terms of this amendment, including the termination and severance provisions, were previously disclosed in the Company’s Current Report on Form 8-K filed August 12, 2025, which is incorporated herein by reference.

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

During the quarter ended September 30, 2025, the Company entered into a Forbearance Agreement with Maxus Capital Group, LLC in response to existing events of default under a financing arrangement previously used to acquire equipment. As part of the agreement, the Company paid a cash forbearance fee of $250,000 and committed to issue restricted common stock valued at $250,000. The revised terms of the arrangement required the Company to remeasure certain finance lease obligations associated with equipment financed through Maxus in accordance with ASC 842, Leases. The remeasurement resulted in adjustments to the related lease liabilities and right-of-use assets during the period. Other than the adjustments arising from the Maxus Forbearance Agreement, there were no material changes to the Company’s lease commitments or other contractual obligations during the three and nine months ended September 30, 2025.

During the quarter ended September 30, 2025, the Company, in consultation with external counsel, concluded that certain legal matters were probable and that related losses were reasonably estimable under ASC 450-20. As a result, the Company recorded a legal reserve of $5.0 million, included within Accounts Payable and Accrued Expenses, compared to zero at December 31, 2024. The reserve primarily reflects three legal settlements substantially negotiated in the fourth quarter of 2025 (totaling approximately $3.86 million, a portion of which had been previously accrued) as well as three additional matters for which an unfavorable outcome is considered probable. The recorded amounts represent management’s best estimate of the Company’s probable loss, and at this time the Company does not believe additional losses beyond the amounts accrued are reasonably possible. Further detail is not provided because disclosure could prejudice the Company’s position in ongoing negotiations and proceedings.

Note 8. Share-Based Compensation & Warrants

Stock Options & Awards

The Company recognizes share-based payments to employees, directors, and consultants in accordance with ASC 718, Compensation – Stock Compensation, which requires that all such awards be measured at fair value on the grant date and recognized as expense over the requisite service period, net of estimated forfeitures.

During the nine months ended September 30, 2025, the Company issued and accrued stock-based compensation as follows:

●	Chief Executive Officer (James Ballengee):
In 2025, the Company issued 160,266 shares of common stock (net of tax withholdings) under the CEO’s employment agreement for services rendered from October 28, 2024 through January 27, 2025. Under the renewed employment agreement, the Company is obligated to issue 688,891 shares of common stock for the employment period from October 28, 2024 through October 27, 2025, in four equal quarterly installments of 172,222 shares each (with a final installment of 172,225 shares). The Company issued 172,222 shares on February 27, 2025, and 172,222 shares on July 30, 2025, in accordance with the agreement. The remaining 344,447 shares are scheduled to be issued in equal quarterly installments during the fourth quarter of 2025 and the first quarter of 2026. (Share counts represent gross shares prior to payroll tax withholdings.)

●	Former Chief Financial Officer (Tyler Nelson):
Under the CFO’s employment agreement, he was entitled to bonuses at various times and upon certain events, including an annual cash incentive bonus of $225,000 for December 31, 2024, an annual equity incentive bonus of $112,500, and a $100,000 stock bonus related to the close of the acquisition of the Endeavor Entities. These awards totaled $437,500, payable in 462,462 shares of common stock (before payroll tax withholdings). The Company issued 105,213 shares of common stock (after tax withholdings) in February 2025 to satisfy these obligations.

●	Executive Vice President and Chief Operating Officer (Les Patterson):
Pursuant to Amendment No. 1 to his employment agreement dated February 10, 2025, the Company issued 74,701 shares of common stock valued at $75,000. Under Amendment No. 2, executed August 12, 2025, Mr. Patterson was promoted to Executive Vice President and Chief Operating Officer and received a one-time signing bonus of $250,000 in Company common stock, issued pursuant to the Company’s Form S-8 Registration Statement and priced based on the volume-weighted average trading price for the five NASDAQ trading days preceding the agreement date.

●	Vice President of Human Resources:
The Vice President of Human Resources is entitled to annual equity compensation of $75,000, payable in equal quarterly installments of Company common stock issued under the 2023 Equity and Incentive Plan.

●	Board of Directors: The Company granted quarterly equity awards to independent board members totaling 97,263 shares for the nine months ended September 30, 2025.

●	Consulting Agreement:
On February 11, 2025, the Company entered into a Consulting Agreement with WSGS, LLC, under which compensation of up to $1.3 million per year is payable in registered shares of common stock under the Company’s 2023 Equity and Incentive Plan. The agreement provides for stock-based compensation to be recognized over the contract term in accordance with ASC 718.

Total stock-based compensation expense recognized for the nine months ending September 30, 2025, was $1,114,916 related to employee awards, $114,424 related to director awards, and $1,206,000 related to consulting agreements.

The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2024	1,721,761	$1.97	4.71
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, September 30, 2025	1,721,761	$1.97	4.07

Exercisable, December 31, 2024	1,721,761	$1.97	4.71
Exercisable, September 30, 2025	1,721,761	$1.97	4.14

As of September 30, 2025 and 2024, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

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

The Company recorded a provision for income taxes of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a provision for income taxes of $0 and $33,983 for the nine months ended September 30, 2025 and 2024, respectively. The Company is projecting a (-0.95%) effective tax rate for the year ending December 31, 2025, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2024 was (-0.57%), which was primarily the result of the change in the naked credit deferred tax liability, increase in the valuation allowance and permanent adjustments.

Note 10. Related Party Transactions

On August 1, 2022, the Company closed the transaction that was the subject of a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, the consideration for the membership interests included the notes in the amount of $286,643 to JBAH and $28,377,641 to Jorgan, which accrued interest of prime plus 3% on the outstanding balance of the notes. In October 2022, the parties entered into an amendment to the Notes permitting a portion of the principal to be settled through the issuance of equity. Following shareholder approval in November 2023, the Company issued 7,042,254 restricted shares of its common stock as a $10,000,000 principal payment applied to the Notes on a pro rata basis.

Under the remaining terms of the Notes, the principal and accrued interest were payable monthly based on Monthly Free Cash Flow generated by SFD and WCCC, as defined in the MIPA. Monthly Free Cash Flow means cash proceeds received by SFD and WCCC from its operations minus any capital expenditures (including, but not limited to, maintenance capital expenditures and expenditures for personal protective equipment, additions to the land/current facilities and pipeline connections) and any payments on the lease obligations of SFD and WCCC. In connection with the Company’s divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC on July 30, 2025, the Company and Jorgan entered into an Amended and Restated Secured Promissory Note, effective that same date, which reduced the Company’s required monthly payment to Jorgan from 99% of Monthly Free Cash Flow to 50% of Monthly Free Cash Flow. All other material terms of the Notes remained unchanged. As of September 30, 2025 and December 31, 2024, the aggregate outstanding principal balance on the Notes issued to Jorgan was $3,469,245 and $18,109,503, respectively.

In the business combination which the Company acquired WCCC, the Company also assumed WCCC’s Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store crude oil and other liquid hydrocarbons at a crude oil terminal operated by WCCC. WC Crude is required to pay a minimum fee of $150,000 per month, regardless of actual storage utilization. The agreement expires on December 31, 2031. The Company recognized related-party tank storage revenue of $1,350,000 for each of the nine-month periods ended September 30, 2025 and 2024.

In the business combination which the Company acquired SFD, the Company assumed an amended Crude Petroleum Supply Agreement (“Supply Agreement”) with White Claw Crude, LLC (“WC Crude”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under the Supply Agreement, WC Crude supplies SFD with a minimum of 1,000 sourced barrels per day. The agreement provides that if SFD does not realize a margin of at least $5.00 per barrel upon resale of these volumes, WC Crude will pay SFD a deficiency payment equal to the difference between the realized margin and $5.00 per barrel. Conversely, if SFD realizes a margin in excess of $5.00 per barrel, SFD is required to remit a profit-sharing payment to WC Crude equal to 10% of the excess margin, multiplied by the number of barrels sold. The Supply Agreement expires on December 31, 2031. For the three months ended September 30, 2025 and 2024, the Company recorded crude oil purchases from WC Crude of $0 and $10,092,987, respectively, and recognized deficiency payments of $637,000 and $661,186, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded crude oil purchases of $3,594,162 and $33,236,475, respectively, and recognized deficiency payments of $1,759,917 and $661,186, respectively. In addition, SFD has an agreement to sell natural gas liquids and crude petroleum products to WC Crude, which are cash-net-settled at market prices. The Company recognized related-party sales to WC Crude totaling $0 and $4,521,258 for the three months ended September 30, 2025 and 2024, respectively, and $1,585,306 and $9,599,740 for the nine months ended September 30, 2025 and 2024, respectively.

In the business combination which the Company acquired SFD and WCCC, the Company entered into a Shared Services Agreement with Endeavor Crude, LLC (“Endeavor”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under this agreement, the Company had the right, but not the obligation, to utilize Endeavor for consulting and related services. Following the Company’s acquisition of Endeavor, the agreement was eliminated upon consolidation. For the nine months ended September 30, 2025 and 2024, Endeavor rendered services totaling $0 and $596,341, respectively.

The Company has an outstanding note payable to Triple T, an entity owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority owner of Vivakor Middle East LLC. The note is non-interest bearing, has no fixed maturity date, and is expected to be repaid from revenues generated by Vivakor Middle East LLC. As of September 30, 2025 and December 31, 2024, the outstanding balance on the note was $476,352 and $404,121, respectively.

Upon the closing of our acquisition of the Endeavor Entities on October 1, 2024, the Company assumed a Trucking Transportation Agreement and Addendum with White Claw Crude, LLC (“WC Crude”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under this agreement, WC Crude is required, through its own operations or by sourcing from third parties on the Company’s behalf, to provide a minimum of 75,000 barrels per day for the Company’s trucking logistics services. The agreement expires on December 31, 2034. For the nine months ended September 30, 2025, the Company recognized related-party trucking revenue of $7,083,004 under this agreement.

Upon the closing of our acquisition of the Endeavor Entities on October 1, 2024, the Company acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Posse”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under the agreement, Posse is required to source a minimum of 230,000 barrels per month through the Company’s storage facility at a fee of $0.275 per barrel, which guarantees a minimum of $759,000 of annual throughput revenue. The agreement expires on December 31, 2034. For the three and nine months ended September 30, 2025, the Company recognized $189,750 and $569,250, respectively, in revenue under this related-party agreement.

Upon the closing of our acquisition of the Endeavor Entities on October 1, 2024, the Company acquired a Station Throughput Agreement with White Claw Crude, LLC (“WC Crude”), an entity that shares a common beneficiary, James H. Ballengee, with Jorgan Development, LLC and JBAH Holdings, LLC. Under the agreement, WC Crude is required to source a minimum of 200,000 barrels per month through the Company’s Omega Gathering Pipeline at a fee of $1.00 per barrel, which guarantees a minimum of $2,400,000 of annual throughput revenue. The agreement expires on December 31, 2034. For the three and nine months ended September 30, 2025, the Company recognized $461,196 and $1,268,402, respectively, in revenue under this related-party agreement.

On July 30, 2025, the Company and certain affiliated entities, together with a related party, entered into a Forbearance Agreement with Maxus Capital Group, LLC. The related party, who serves as an executive officer and significant shareholder of the Company, was included among the obligors to the agreement. The Forbearance Agreement acknowledged existing events of default and provided for revised payment terms through November 2025. In connection with the agreement, the Company paid a forbearance fee of $250,000 in cash and issued restricted common stock valued at $250,000. The transaction was conducted on terms negotiated with an unaffiliated third party (Maxus Capital Group, LLC), and management believes the terms were reasonable and consistent with those that could have been obtained from an independent party.

As previously disclosed, during the quarter ended September 30, 2025, the Company completed the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, two wholly owned subsidiaries, pursuant to a Membership Interest Purchase Agreement dated July 30, 2025. Various related-party notes and obligations associated with the divestiture are discussed in Note 6 — Loans and Notes Payable and should be read in conjunction with this note.

Note 11. Segments

As previously disclosed in our periodic filings with the SEC, the Company historically reported two business segments: crude oil transportation and facility services for terminaling and storage. In August 2024, the Company launched supply and trading activities, and beginning with the third quarter of 2025, management determined that these activities meet the criteria for a reportable operating segment under ASC 280. As a result, the Company now reports three operating segments: transportation and logistics services, terminaling and storage services, and supply and trading.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM evaluates operating performance and allocates resources using segment gross profit, which is determined on the same basis as consolidated gross profit presented in the Company’s condensed consolidated statements of operations. The CODM does not review segment asset information in assessing performance or allocating resources; therefore, segment assets are not presented.

Beginning in the third quarter of 2025, the Company no longer reports “Corporate and Other” as a separate category, as these activities do not constitute an operating segment and are not separately reviewed by the CODM. Corporate-level expenses, including executive and shared services personnel costs, stock-based compensation, legal and audit expenses, and other overhead items, are now allocated to operating segments or included in consolidated results, as appropriate.

Segment revenue, significant segment expenses, segment gross profit, other income (expense), and income (loss) before income taxes for the three and nine months ended September 30, 2025 are presented below. Revenue generated from the newly formed Supply and Trading Segment was previously reported under the Terminaling and Storage segment in the Company’s earlier periodic reporting in 2025 and Product Revenue in 2024.

Three Months Ended September 30, 2025

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$4,743,919	$-	$8,853,451	$13,597,370
Revenues - related party	2,460,969	923,046	-	3,384,015
Total revenues	7,204,888	923,046	8,853,451	16,981,385
Cost of revenues	5,852,860	345,412	6,063,614	12,261,886
Gross profit	$1,352,028	$577,634	$2,789,837	$4,719,499

Three Months Ended September 30, 2024

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$-	$-	$4,775,771	$4,775,771
Revenues - related party	-	-	11,140,652	11,140,653
Total revenues	-	-	15,916,423	15,916,423
Cost of revenues	-	-	14,190,073	14,190,073
Gross profit	$-	$-	$1,726,350	$1,726,351

Nine Ended September 30, 2025

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$21,691,440	$-	$47,934,619	$69,626,059
Revenues - related party	8,939,637	2,633,120	2,222,306	13,795,063
Total revenues	30,631,077	2,633,120	50,156,925	83,421,122
Cost of revenues	20,648,037	580,781	48,134,702	69,363,520
Gross profit	$9,983,040	$2,052,338	$2,022,223	$14,057,602

Nine Ended September 30, 2024

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$-	$-	$30,999,451	$30,999,451
Revenues - related party	-	-	17,119,485	17,119,486
Total revenues	-	-	48,118,936	48,118,937
Cost of revenues	-	-	44,213,635	44,213,635
Gross profit	$-	$-	$3,905,301	$3,905,302

Note 12. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

As previously reported, on March 17, 2025, the Company, issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025.

The Company received a number of conversion notices, converting amounts due under the Initial Note into shares of the Company’s common stock, namely:

●	On September 17, 2025, the Company received a Notice of Conversion to convert $200,000 of the Principal Amount into 720,072 shares of the Company’s common stock.

●	On September 26, 2025, the Company received a Notice of Conversion to convert $200,000 of the Principal Amount into 1,084,011 shares of the Company’s common stock.

●	On September 29, 2025, the Company received a Notice of Conversion to convert $700,000 of the Principal Amount into 5,235,602 shares of the Company’s common stock.

●	On October 2, 2025, the Company received a Notice of Conversion to convert $400,000 of the Principal Amount into 2,991,773 shares of the Company’s common stock.

●	On October 6, 2025, the Company received a Notice of Conversion to convert $500,000 of the Principal Amount into 3,496,503 shares of the Company’s common stock.

●	On October 10, 2025, the Company received a Notice of Conversion to convert $350,000 of the Principal Amount into 3,323,837 shares of the Company’s common stock.

●	On October 15, 2025, the Company received a Notice of Conversion to convert $350,000 of the Principal Amount into 3,796,095 shares of the Company’s common stock.

●	On October 16, 2025, the Company received a Notice of Conversion to convert $350,000 of the Principal Amount into 3,795,095 shares of the Company’s common stock.

●	On October 23, 2025, the Company received a Notice of Conversion to convert $400,000 of the Principal Amount into 3,923,492 shares of the Company’s common stock.

●	On November 7, 2025, the Company received a Notice of Conversion to convert $150,000 of the Principal Amount into 2,043,597 shares of the Company’s common stock.

●	On November 10, 2025, the Company received a Notice of Conversion to convert $150,000 of the Principal Amount into 1,827,040 shares of the Company’s common stock.

●	On November 14, 2025, the Company received a Notice of Conversion to convert $150,000 of the Principal Amount into 1,855,861 shares of the Company’s common stock.

●	On November 18, 2025, the Company received a Notice of Conversion to convert $150,000 of the Principal Amount into 2,354,788 shares of the Company’s common stock.

For each issuance the shares of common stock were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent.

In addition to the above issuances, on October 2, 2025 the Company issued the Lender 250,000 shares due as Commitment Shares under the Initial Note.

As previously reported, on July 9, 2025, the Company entered into a Forbearance and Amendment to Loan Agreement and Note with the Lender, which amended the terms of the Loan Agreement, Initial Note and RRA (the “First Forbearance Agreement”). Under the terms of the First Forbearance Agreement, the Lender agreed to loan us additional funds under a Second Junior Secured Promissory Note (the “Second Note”) and agreed to forbear any default under the Initial Note in exchange for certain consideration. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on July 21, 2025.

On October 8, 2025, the Company entered into a Second Forbearance and Amendment to Loan Agreement and Notes, which amended the terms of the Loan Agreement, Initial Note, the RRA, the Second Note and the First Forbearance Agreement (the “Second Forbearance Agreement”). Under the terms of the Second Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $2,450,000, (ii) the Outstanding Principal Amount of the Initial Note was $2,259,319.89 and the Outstanding Principal Balance on the Second Note was $5,685,805.13 on the Forbearance Agreement Effective Date, (iii) the Lender provided notice of default to the under the Second Note, thereby accelerating all amounts due thereunder, (iv) the Lender agreed the Company was not in default of the Initial Note, Second Note or other Transaction Documents effective September 30, 2025 and to forbear declaring an Event of Default going forward and accelerating all amounts due under the Initial Note and the Second Note, subject to the Company complying with the terms of the Second Forbearance Agreement, (v) all amounts due under the Initial Note and the Second Note, with any accrued interest, will be due on or before November 30, 2025, (vi) interest under the Initial Note and Second Note will continue at the default interest rate of 19%, (vii) the conversion terms under the Initial Note and Second Note will remain on the Default Conversion Price under those instruments, and (viii) the Lender agreed to a standstill period until November 30, 2025, during which time the Lender will not declare an event of default or accelerate any payment obligations under the Initial Note or the Second Note, so long at the Company (a) pays interest at the Default Interest Rate on the Initial Note and the Second Note, (b) issues the Third Note to the Lender, and (c) pays in full all past due payments on the Initial Note and the Second Note on or before November 30, 2025.

In connection with the Second Forbearance Agreement the Lender agreed to loan the Company up to an additional $2,450,000. On October 9, 2025, the Company entered and Lender into an Additional Junior Secured Convertible Note (the “Third Note”), under which the Company agreed to issue the Lender the Third Note in the principal amount of $1,620,000, with the Company receiving proceeds of $1,152,000 before subtracting $53,000 for legal fees and origination fees. The Company is obligated to repay the principal amount, plus any interest, in forty-two equal installment payments of $38,572. The Company received the first funds from the Third Note on October 9, 2025 with the remainder received on October 10, 2025. As additional consideration for the Second Forbearance Agreement and the Third Note, the Company agreed to issue the Lender 286,000 shares of its common stock for $286 (the “Commitment Shares”).

As previously reported, on August 12, 2025, the Company issued a convertible promissory note to a non-affiliated accredited investor (the “Holder”), in the aggregate principal amount of $647,500 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holder (the “SPA”). The Company received $550,000 in exchange for issuing the note. In connection with the issuance of the note, the Company agreed to issue the Holder 82,500 shares of its common stock as additional incentive to enter into the SPA and the note. The Company issued the shares with a restrictive legend on October 8, 2025.

On October 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a registered direct offering (A) an aggregate of 8,417,645 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), of the Company, at an offering price of $0.2164 per share, and (B) 14,689,851 pre-funded warrants (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, at an offering price of $0.2154 (such registered direct offering, the “Offering”) for aggregate gross proceeds of approximately $5 million, before deducting Offering expenses payable by the Company, including the Placement Agent’s commissions and fees. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on October 17, 2025.

The Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full.

The Pre-Funded Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the Company’s outstanding Common Stock.

In connection with the Offering, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with D. Boral Capital LLC (the “Placement Agent”), pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7% of the aggregate gross proceeds of the Offering, (ii) one percent (1.0%) of the gross proceeds of the Offering for non-accountable expenses, and (iii) reimbursed the Placement Agent for certain expenses and legal fees.

The Common Shares, the Pre-Funded Warrants and the shares of Common Stock underlying the Pre-Funded Warrants were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-269178) that was declared effective by the Securities and Exchange Commission (the “Commission”) on February 10, 2023 and a prospectus supplement dated October 16, 2025, which was filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On October 22, 2025, Vivakor Supply & Trading, LLC (“VST”), a wholly-owned subsidiary of the Company, entered into a Physical Commodity Intermediation Agreement (the “Intermediation Agreement”) with a single non-affiliated wholesaler, pursuant to which VST the wholesaler will provide credit support, including but not limited to letters of credit, surety bonds, cash deposits, and/or guarantees to sellers of physical commodities as an intermediary of VST for commodity trading activities, with a total availability up to $40 million in combined credit support to be extended from time to time.

On October 17, 2025, the Company entered into a Settlement Agreement (the “Samuelson Settlement Agreement”) with James Samuelson (“Samuelson”), in order to settle claims made by Samuelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled James Samuelson v. Vivakor, Inc., James Ballengee, et al., Case No. 30-2025-01496877-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—July 14, 2025) (the “Samuelson Lawsuit”). Under the terms of the Samuelson Settlement Agreement the Company is obligated to pay Samuelson $100,000 on or before January 30, 2026, and issue Samuelson shares of its common stock as follows: (i) $400,000 worth of shares on October 24, 2025, (ii) $400,000 worth of stock on November 3, 2025, (iii) $400,000 worth of stock on November 13, 2025, and (iv) $350,000 worth of stock on November 24, 2025 (together, the “Samuleson Shares”). The Samuelson Shares will be issued unrestricted under the Company’s 2023 Equity Incentive Plan and registered on a Form S-8 Registration Statement and valued with an issuance price equal to a 20 percent discount of the average of the lowest 5 VWAPs over the prior 15 trading days prior to each issuance date. The sale of the Samuelson Shares by Samuelson is subject to a Leak-Out Agreement, under which Samuelson cannot, in any 24-hour period, sell the Samuelson Shares in an amount representing more than the greater of (i) the total aggregate daily net proceeds from the sale of shares equaling $25,000; (ii) 10% of the 90-day average trading volume; or (iii) 10% of any given days’ trading volume as reported by Bloomberg, LP on the applicable day. As a result of the Samuelson Settlement Agreement, all dates and deadlines related to the Samuelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Samuelson Lawsuit through the final payment of the Samuelson Settlement Agreement consideration.

On October 30, 2025, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a registered direct offering (A) an aggregate of 10,600,000 shares (the “Second Offering Shares”) of Common Stock, of the Company, at an offering price of $0.18 per share, and (B) 3,566,666 pre-funded warrants (the “Second Pre-Funded Warrants”) in lieu of shares of Common Stock, at an offering price of $0.179 (such registered direct offering, the “Second Offering”) for aggregate gross proceeds of approximately $2.55 million, before deducting the Second Offering expenses payable by the Company, including the Placement Agent’s commissions and fees. The Company intends to use the net proceeds from the Second Offering for working capital and general corporate purposes. The Second Offering closed on October 31, 2025.

The Second Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Common Stock at any time until all of the Second Pre-Funded Warrants are exercised in full.

The Second Pre-Funded Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the Company’s outstanding Common Stock.

In connection with the Second Offering, the Company also entered into a placement agency agreement (the “Second Placement Agency Agreement”) with Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7% of the aggregate gross proceeds of the Second Offering, (ii) one percent (1.0%) of the gross proceeds of the Second Offering for non-accountable expenses, and (iii) reimbursed the Placement Agent for certain expenses and legal fees.

The Second Common Shares, the Second Pre-Funded Warrants and the shares of Common Stock underlying the Second Pre-Funded Warrants were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-269178) that was declared effective by the Securities and Exchange Commission (the “Commission”) on February 10, 2023 and a prospectus supplement dated October 30, 2025, which was filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On November 5, 2025, the Company entered into a Settlement Agreement (the “Nelson Settlement Agreement”) with Tyler Nelson (“Nelson”), in order to settle claims made by Nelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025) (the “Nelson Lawsuit”). Under the terms of the Nelson Settlement Agreement the Company is obligated to pay Nelson as full satisfaction of all alleged wage losses and alleged non-wage damages: (i) $250,000 on or before November 5, 2026, (ii) $100,000 within 30 days from the date of the Nelson Settlement Agreement, (iii) $100,000 within 60 days from the date of the Nelson Settlement Agreement, and (iv) $1,550,000 within 90 days from the date of the Nelson Settlement Agreement. The Company paid Nelson the initial $250,000 payment. Nelson was formerly the Company’s Chief Financial Officer and a Director. As a result of the Nelson Settlement Agreement, all dates and deadlines related to the Nelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Nelson Lawsuit through the final payment of the Nelson Settlement Agreement consideration.

On November 10, 2025, the Company entered into a Transition Agreement (the “Transition Agreement”) with Patrick Knapp (“Knapp”), the Company’s former Executive Vice President, General Counsel and Secretary, related to Knapp’s resignation from all positions he holds with the Company. Under the terms of the Transition Agreement the Company is obligated to pay Knapp as full satisfaction of all alleged wages owed, bonuses, severance, unpaid benefits, etc. and any alleged non-wage damages: (i) $50,000 on the date of the Transition Agreement, (ii) $50,000 on or before December 31, 2025, and (iii) $100,000 worth of the Company’s common stock within three (3) trading days from the date of the Transition Agreement, which shares will be priced per share based on the average closing price for the three (3) prior exchange-traded days. If requested by Knapp, the Company is obligated to issue Knapp additional shares of common stock until Knapp receives $100,000 from the sale of the common stock if he does not receive that amount from the sale of the initial shares. The shares will be issued unrestricted under the Company’s 2023 Equity Incentive Plan as registered on a Form S-8 Registration Statement.

On November 10, 2025, Knapp resigned from this position as Secretary of the Company. As a result, the Board of Directors appointed Kimberly Hawley as the Company’s Secretary, effective November 10, 2025. Ms. Hawley is currently also the Company’s Executive Vice President and Chief Financial Officer.

As previously reported, on May 13, 2025, the Company, issued a convertible promissory note (the “CT Note”) to ClearThink Capital Partners, LLC. (the “CT Partners”), in the principal amount of $294,117.65 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $250,000, before fees. The Company received the funds on May 14, 2025.

On November 14, 2025, the Company received a Notice of Conversion (the “CT Notice of Conversion”) from CT Partners converting $323,528 of the Principal Amount and interest due under the CT Note into 3,921,551 shares of the Company’s common stock (the “CT Shares”). Pursuant to the terms of the CT Note and the CT Notice of Conversion, the Company issued the CT Shares. The CT Shares were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Vivakor, Inc., its wholly owned and majority-owned active subsidiaries, or joint ventures (collectively, the “Company”). Intercompany balances and transactions between consolidated entities are eliminated. We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), Meridian Equipment Leasing, LLC, a Texas limited liability company (from October 1, 2024 to July 30, 2025), CPE Gathering Midcon (since October 1, 2024), LLC, a Delaware limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company (from October 1, 2024 to July 30, 2025), Gonzales Oilfield Truck & Equipment, LLC, a Delaware limited liability company, ET EmployeeCo, LLC, a Pennsylvania limited liability company, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company and Vivakor Company Limited Liability Company, both Qatar limited liability companies. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

Business Overview

Vivakor, Inc. (“Vivakor” or the “Company”) is a socially responsible operator, acquirer and developer of technologies and assets in the oil and gas industry, as well as related environmental solutions. Beginning in the third quarter of 2025, the Company revised its segment structure to better reflect the way management evaluates operating performance and allocates resources. As a result, the Company now reports three operating and reportable segments, transportation and logistics, terminaling and storage services, and supply and trading, compared with two segments reported in prior periods. The change primarily reflects the growth and increased operational significance of our supply and trading activities and enhances transparency into our operating performance. These segments work together to support the reliable movement of crude oil from production areas to key market hubs across the Permian Basin, Eagle Ford Basin, and mid-continent regions.

Our transportation and logistics services include the trucking and pipeline transportation of crude oil and related hydrocarbon products. Trucking operations are based in the DJ Basin, the STACK play in Central Oklahoma, and the Permian and Eagle Ford Basins in Texas, where our crude-oil trucking fleet transports volumes from production sites to our terminaling, storage, and blending facilities. We also operate the 45-mile Omega Gathering Pipeline in Blaine County, Oklahoma, which connects to the Plains STACK Pipeline and provides direct access to the Cushing, Oklahoma storage hub. These assets offer flexible and scalable crude-oil movement solutions that support our terminaling and supply activities across multiple producing regions.

Our terminaling and storage segment includes crude oil facilities in Colorado City, Texas, and Delhi, Louisiana, strategically located hubs at major pipeline intersections that support the receipt, handling, blending, storage, and distribution of crude oil and petroleum products. These terminals play a critical role in our midstream network and support our supply and trading activities.

Our supply and trading segment enhances our commercial reach by purchasing, aggregating, marketing and reselling crude oil, condensate, natural gas liquids and related hydrocarbon products. Operating as a core component of our integrated midstream platform, the segment connects production, transportation, terminaling, and end-market delivery.

The Company is also investing in future growth through the development of Remediation Processing Centers (“RPCs”), with our first facility under construction at the San Jacinto River & Rail Park in Harris County, Texas. Once operational, the RPC is expected to process oilfield solid wastes into economically valuable byproducts such as condensate, propane, and butane and will include an adjacent truck wash facility. The remediation segment will be reported separately and incorporated into operations upon commencement of commercial activity.

Overall, our business strategy is centered on building an integrated midstream and environmental services platform that supports operational efficiency, enhances market access for customers, and positions the Company for long-term growth.

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

On July 30, 2025, we sold all of the issued and outstanding limited liability company membership interests in Meridian Equipment Leasing, LLC, a Texas limited liability company, and Equipment Transport, LLC, a Pennsylvania limited liability company (the “Water Trucking Sale”), pursuant to that certain Membership Interest Purchase Agreement of even date therewith by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer (the “Water Trucking Sale Agreement”), in exchange for $11,058,235 USD paid in 11,058 shares of Series A Convertible Preferred Stock of Vivakor, Inc., which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The Buyer of such entities is controlled by James Ballengee, our Chairman, President, and Chief Executive Officer. The sale was subject to a one-time post-closing purchase price adjustment based on the sold subsidiaries’ financial results as reflected on Vivakor’s Form 10-Q Quarterly Report for the period ended June 30, 2025, however, no adjustment was required, and the consideration remained unchanged. Prior to consummating the Water Trucking Sale, we transferred certain assets and liabilities between companies and certain affiliates (namely James Ballengee and entities he controls) to comply with pre-existing debt covenants, facilitate crude oil trucking operations, and minimize potential operational disruption to our crude oil-focused businesses. In connection with the Water Trucking Sale, and among other agreements as further set forth in the Water Trucking Sale Agreement, (i) affiliates of Vivakor, and the Ballengee Family Office Affiliates, amended and restated that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties amended and restated that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder from ninety-nine percent (99%) of Monthly Free Cash Flow, as defined therein, to fifty percent (50%) of Monthly Free Cash Flow, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates voluntarily suspended the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, Inc. held by them for the period from August 1, 2025 to January 1, 2026.

Recent Developments

As previously reported, on March 17, 2025, the Company, issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025.

Beginning in September 2025 and continuing through November 18, 2025, the Lender delivered multiple conversion notices pursuant to the terms of the Initial Note. In aggregate, the Lender converted $4.05 million of outstanding principal into approximately 34.5 million shares of the Company’s common stock at contractually discounted conversion prices. Each issuance was made without a Rule 144 restrictive legend based on legal opinions obtained by the Company and its transfer agent.

In addition to the above issuances, on October 2, 2025 the Company issued the Lender 250,000 shares due as Commitment Shares under the Initial Note.

As previously reported, on July 9, 2025, the Company entered into a Forbearance and Amendment to Loan Agreement and Note with the Lender, which amended the terms of the Loan Agreement, Initial Note and RRA (the “First Forbearance Agreement”). Under the terms of the First Forbearance Agreement, the Lender agreed to loan us additional funds under a Second Junior Secured Promissory Note (the “Second Note”) and agreed to forbear any default under the Initial Note in exchange for certain consideration. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on July 21, 2025.

On October 8, 2025, the Company entered into a Second Forbearance and Amendment to Loan Agreement and Notes, which amended the terms of the Loan Agreement, Initial Note, the RRA, the Second Note and the First Forbearance Agreement (the “Second Forbearance Agreement”). Under the terms of the Second Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $2,450,000, (ii) the Outstanding Principal Amount of the Initial Note was $2,259,319.89 and the Outstanding Principal Balance on the Second Note was $5,685,805.13 on the Forbearance Agreement Effective Date, (iii) the Lender provided notice of default to the under the Second Note, thereby accelerating all amounts due thereunder, (iv) the Lender agreed the Company was not in default of the Initial Note, Second Note or other Transaction Documents effective September 30, 2025 and to forbear declaring an Event of Default going forward and accelerating all amounts due under the Initial Note and the Second Note, subject to the Company complying with the terms of the Second Forbearance Agreement, (v) all amounts due under the Initial Note and the Second Note, with any accrued interest, will be due on or before November 30, 2025, (vi) interest under the Initial Note and Second Note will continue at the default interest rate of 19%, (vii) the conversion terms under the Initial Note and Second Note will remain on the Default Conversion Price under those instruments, and (viii) the Lender agreed to a standstill period until November 30, 2025, during which time the Lender will not declare an event of default or accelerate any payment obligations under the Initial Note or the Second Note, so long at the Company (a) pays interest at the Default Interest Rate on the Initial Note and the Second Note, (b) issues the Third Note to the Lender, and (c) pays in full all past due payments on the Initial Note and the Second Note on or before November 30, 2025.

In connection with the Second Forbearance Agreement the Lender agreed to loan the Company up to an additional $2,450,000. On October 9, 2025, the Company entered and Lender into an Additional Junior Secured Convertible Note (the “Third Note”), under which the Company agreed to issue the Lender the Third Note in the principal amount of $1,620,000, with the Company receiving proceeds of $1,152,000 before subtracting $53,000 for legal fees and origination fees. The Company is obligated to repay the principal amount, plus any interest, in forty-two equal installment payments of $38,572. The Company received the first funds from the Third Note on October 9, 2025 with the remainder received on October 10, 2025. As additional consideration for the Second Forbearance Agreement and the Third Note, the Company agreed to issue the Lender 286,000 shares of its common stock for $286 (the “Commitment Shares”).

As previously reported, on August 12, 2025, the Company issued a convertible promissory note to a non-affiliated accredited investor (the “Holder”), in the aggregate principal amount of $647,500 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holder (the “SPA”). The Company received $550,000 in exchange for issuing the note. In connection with the issuance of the note, the Company agreed to issue the Holder 82,500 shares of its common stock as additional incentive to enter into the SPA and the note. The Company issued the shares with a restrictive legend on October 8, 2025.

On October 16, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers in a registered direct offering (A) an aggregate of 8,417,645 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), of the Company, at an offering price of $0.2164 per share, and (B) 14,689,851 pre-funded warrants (the “Pre-Funded Warrants”) in lieu of shares of Common Stock, at an offering price of $0.2154 (such registered direct offering, the “Offering”) for aggregate gross proceeds of approximately $5 million, before deducting Offering expenses payable by the Company, including the Placement Agent’s commissions and fees. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Offering closed on October 17, 2025.

The Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full.

The Pre-Funded Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the Company’s outstanding Common Stock.

In connection with the Offering, the Company also entered into a placement agency agreement (the “Placement Agency Agreement”) with D. Boral Capital LLC (the “Placement Agent”), pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7% of the aggregate gross proceeds of the Offering, (ii) one percent (1.0%) of the gross proceeds of the Offering for non-accountable expenses, and (iii) reimbursed the Placement Agent for certain expenses and legal fees.

The Common Shares, the Pre-Funded Warrants and the shares of Common Stock underlying the Pre-Funded Warrants were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-269178) that was declared effective by the Securities and Exchange Commission (the “Commission”) on February 10, 2023 and a prospectus supplement dated October 16, 2025, which was filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On October 22, 2025, Vivakor Supply & Trading, LLC (“VST”), a wholly-owned subsidiary of the Company, entered into a Physical Commodity Intermediation Agreement (the “Intermediation Agreement”) with a single non-affiliated wholesaler, pursuant to which VST the wholesaler will provide credit support, including but not limited to letters of credit, surety bonds, cash deposits, and/or guarantees to sellers of physical commodities as an intermediary of VST for commodity trading activities, with a total availability up to $40 million in combined credit support to be extended from time to time.

On October 17, 2025, the Company entered into a Settlement Agreement (the “Samuelson Settlement Agreement”) with James Samuelson (“Samuelson”), in order to settle claims made by Samuelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled James Samuelson v. Vivakor, Inc., James Ballengee, et al., Case No. 30-2025-01496877-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—July 14, 2025) (the “Samuelson Lawsuit”). Under the terms of the Samuelson Settlement Agreement the Company is obligated to pay Samuelson $100,000 on or before January 30, 2026, and issue Samuelson shares of its common stock as follows: (i) $400,000 worth of shares on October 24, 2025, (ii) $400,000 worth of stock on November 3, 2025, (iii) $400,000 worth of stock on November 13, 2025, and (iv) $350,000 worth of stock on November 24, 2025 (together, the “Samuleson Shares”). The Samuelson Shares will be issued unrestricted under the Company’s 2023 Equity Incentive Plan and registered on a Form S-8 Registration Statement and valued with an issuance price equal to a 20 percent discount of the average of the lowest 5 VWAPs over the prior 15 trading days prior to each issuance date. The sale of the Samuelson Shares by Samuelson is subject to a Leak-Out Agreement, under which Samuelson cannot, in any 24-hour period, sell the Samuelson Shares in an amount representing more than the greater of (i) the total aggregate daily net proceeds from the sale of shares equaling $25,000; (ii) 10% of the 90-day average trading volume; or (iii) 10% of any given days’ trading volume as reported by Bloomberg, LP on the applicable day. As a result of the Samuelson Settlement Agreement, all dates and deadlines related to the Samuelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Samuelson Lawsuit through the final payment of the Samuelson Settlement Agreement consideration.

On October 30, 2025, the Company entered into a second securities purchase agreement (the “Second Purchase Agreement”) the Purchasers, pursuant to which the Company agreed to issue and sell to the Purchasers in a registered direct offering (A) an aggregate of 10,600,000 shares (the “Second Offering Shares”) of Common Stock, of the Company, at an offering price of $0.18 per share, and (B) 3,566,666 pre-funded warrants (the “Second Pre-Funded Warrants”) in lieu of shares of Common Stock, at an offering price of $0.179 (such registered direct offering, the “Second Offering”) for aggregate gross proceeds of approximately $2.55 million, before deducting the Second Offering expenses payable by the Company, including the Placement Agent’s commissions and fees. The Company intends to use the net proceeds from the Second Offering for working capital and general corporate purposes. The Second Offering closed on October 31, 2025.

The Second Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of Common Stock at any time until all of the Second Pre-Funded Warrants are exercised in full.

The Second Pre-Funded Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the Company’s outstanding Common Stock.

In connection with the Second Offering, the Company also entered into a placement agency agreement (the “Second Placement Agency Agreement”) with Placement Agent, pursuant to which the Company paid the Placement Agent (i) a cash fee equal to 7% of the aggregate gross proceeds of the Second Offering, (ii) one percent (1.0%) of the gross proceeds of the Second Offering for non-accountable expenses, and (iii) reimbursed the Placement Agent for certain expenses and legal fees.

The Second Common Shares, the Second Pre-Funded Warrants and the shares of Common Stock underlying the Second Pre-Funded Warrants were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-269178) that was declared effective by the Securities and Exchange Commission (the “Commission”) on February 10, 2023 and a prospectus supplement dated October 30, 2025, which was filed with the Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

On November 5, 2025, the Company entered into a Settlement Agreement (the “Nelson Settlement Agreement”) with Tyler Nelson (“Nelson”), in order to settle claims made by Nelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025) (the “Nelson Lawsuit”). Under the terms of the Nelson Settlement Agreement the Company is obligated to pay Nelson as full satisfaction of all alleged wage losses and alleged non-wage damages: (i) $250,000 on or before November 5, 2026, (ii) $100,000 within 30 days from the date of the Nelson Settlement Agreement, (iii) $100,000 within 60 days from the date of the Nelson Settlement Agreement, and (iv) $1,550,000 within 90 days from the date of the Nelson Settlement Agreement. The Company paid Nelson the initial $250,000 payment. Nelson was formerly the Company’s Chief Financial Officer and a Director. As a result of the Nelson Settlement Agreement, all dates and deadlines related to the Nelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Nelson Lawsuit through the final payment of the Nelson Settlement Agreement consideration.

On November 10, 2025, the Company entered into a Transition Agreement (the “Transition Agreement”) with Patrick Knapp (“Knapp”), the Company’s former Executive Vice President, General Counsel and Secretary, related to Knapp’s resignation from all positions he holds with the Company. Under the terms of the Transition Agreement the Company is obligated to pay Knapp as full satisfaction of all alleged wages owed, bonuses, severance, unpaid benefits, etc. and any alleged non-wage damages: (i) $50,000 on the date of the Transition Agreement, (ii) $50,000 on or before December 31, 2025, and (iii) $100,000 worth of the Company’s common stock within three (3) trading days from the date of the Transition Agreement, which shares will be priced per share based on the average closing price for the three (3) prior exchange-traded days. If requested by Knapp, the Company is obligated to issue Knapp additional shares of common stock until Knapp receives $100,000 from the sale of the common stock if he does not receive that amount from the sale of the initial shares. The shares will be issued unrestricted under the Company’s 2023 Equity Incentive Plan as registered on a Form S-8 Registration Statement.

On November 10, 2025, Knapp resigned from this position as Secretary of the Company. As a result, the Board of Directors appointed Kimberly Hawley as the Company’s Secretary, effective November 10, 2025. Ms. Hawley is currently also the Company’s Executive Vice President and Chief Financial Officer.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the 2025 presentation, including adjustments related to the purchase price allocation of accrued interest and principal note payable amounts to conform to the 2025 presentation.

Change in Segment Reporting

Beginning in the third quarter of 2025, we revised our segment reporting structure to better reflect how the chief operating decision maker evaluates performance and allocates resources across the business. Historically, we reported two operating segments: crude oil transportation and terminaling and storage services. In August 2024, we launched supply and trading activities, and during the third quarter of 2025, management determined that these activities had expanded sufficiently in scope and scale to meet the criteria for a reportable operating segment under ASC 280. As a result, beginning with this quarterly period, we now report three operating segments: transportation and logistics, terminaling and storage services, and supply and trading. Revenue generated from supply and trading were previously reported under Terminaling and Storage in 2025 and Product Revenue in 2024.

Concurrent with this change, we no longer report “Corporate and Other” as a separate category, as these activities do not represent an operating segment and are not separately reviewed by our chief operating decision maker. Corporate expenses, including executive and shared services personnel, stock-based compensation, professional fees, and other overhead costs, are now allocated to the operating segments or reflected in consolidated results, as appropriate.

Our chief operating decision maker uses segment gross profit as the primary measure of performance for evaluating operating results and making decisions regarding the allocation of capital and resources. The change in segment structure aligns our external reporting with the manner in which management now views and manages the business following the expansion of our commercial and trading platform.

The results discussed below reflect the updated segment structure for all current-period activity. Prior-period segment information has been recast, where applicable, to conform to the current presentation.

The change in reportable segments did not impact the Company’s consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.

Results of Consolidated Operations for the three months ended September 30, 2025 and 2024

Revenue

For the three months ended September 30, 2025 and 2024 we realized revenues of $16,981,385 and $15,916,423, respectively, representing an increase of $1,064,962 or 6.7%. The increase in revenue is primarily attributed to higher activity within our transportation and logistics and terminaling and storage services segments realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the three months ended September 30, 2025 and 2024, our cost of revenues consisted primarily of costs associated with selling the purchase and sale of crude oil and related hydrocarbon products as well as the operations from our newly acquired businesses in transportation and logistics and terminaling and storage services, which was acquired through our business combination which closed on October 1, 2024.

For the three months ended September 30, 2025 and 2024, costs of revenue were $12,261,886 and $14,190,073, respectively, representing a decrease of $1,928,187 or 13.59%. The decrease in the cost of revenue is primarily attributed to the cost of goods sold for our transportation and logistics and terminaling and storage services segments realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit

For the three months ended September 30, 2025 and 2024 we realized gross profit of $4,719,499 and $1,726,350, respectively, representing an increase of $2,993,149 or 173%. The gross profit increased in proportion to the revenue and costs of revenue related activity within our transportation and logistics and terminaling and storage services segments realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Operating Expenses

For the three months ended September 30, 2025 and 2024, we realized operating expenses of $13,750,500 and $3,684,987, which represents an increase of $10,065,513, or 273%. The increase was primarily driven by the inclusion of operating costs from the Endeavor Entities acquired on October 1, 2024, as well as a $5.0 million legal reserve recorded during the quarter for matters determined to be probable and reasonably estimable.

Interest Expense and Loss on Conversion of Debt

For the three months ended September 30, 2025 and 2024, we realized total interest expense of $14,439,961 and $641,244, which represents an increase of $13,798,717, or 2,152%. The increase was primarily driven by refinancing and forbearance arrangements entered into during the period, which resulted in the recognition of unamortized original issue discount and deferred financing cost write-offs, along with default-related fees. Interest expense also increased due to finance lease and debt obligations assumed in the acquisition of the Endeavor Entities on October 1, 2024, as well as the effects of the Maxus Capital Group forbearance agreement.

In addition to higher interest expense, we recognized a loss on conversion of debt of $9,828,868 during the three months ended September 30, 2025, compared to $177,550 during the three months ended September 30, 2024. The loss resulted from (i) the conversion of $1.1 million of outstanding convertible debt into common stock at contractually discounted conversion prices significantly below market value, creating a non-cash charge for the excess fair value of shares issued, and (ii) the recognition of an estimated derivative liability associated with the remaining convertible notes due to the lender’s ability to convert the debt at discounted default-based conversion prices. This derivative liability is reflected within Other Liabilities on the condensed consolidated balance sheet and totaled $8,728,527 as of September 30, 2025.

Unrealized Gain/Loss on Marketable Securities

For the three months ended September 30, 2025 and 2024, we reported an unrealized loss of $170,674 and an unrealized gain of $826,377, which represents an increase of $977,051. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Segment Operating Results for the three months ended September 30, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

Terminaling and Storage Segment - For the three months ended September 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$-	$-	$-	100%
Revenues - related party	923,047	-	923,047	100%
Total revenues	923,047	-	923,047	100%
Cost of revenues	345,412	-	345,412	100%
Gross profit	$577,635	$-	$577,635	100%

The Terminaling & Storage Segment generated $0.9 million of total revenues for the three months ended September 30, 2025, all of which was earned from related-party storage and throughput arrangements. This segment had no activity in the prior-year period, as it was acquired as part of the Endeavor Entities on October 1, 2024. Cost of revenues totaled $0.3 million, resulting in gross profit of $0.6 million for the quarter. Revenue generated from Supply and Trading were previously reported under terminaling and storage in prior reporting periods in 2025 and product revenue in 2024.

Operating Results of our Transportation Logistics Segment:

Transportation & Logistics - For the three months ended September 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$4,743,919	$-	$4,743,919	100%
Revenues - related party	2,460,969	-	2,460,969	100%
Total revenues	7,204,888	-	7,204,888	100%
Cost of revenues	5,852,860	-	5,852,860	100%
Gross profit	$1,352,027	$-	$1,352,027	100%

The Transportation & Logistics Segment generated $7.2 million in total revenues for the three months ended September 30, 2025, including $2.5 million of related-party revenue. This segment had no revenue in the prior-year period, as it was acquired as part of the Endeavor Entities on October 1, 2024.

Cost of revenues totaled $5.9 million, resulting in gross profit of $1.35 million for the quarter. Revenue and gross profit reflect continued trucking and pipeline transportation activity across the Permian, Eagle Ford, DJ Basin, and STACK play following integration of the Endeavor operations.

Operating Results of our Supply and Trading Segment:

Supply & Trading Segment - For the three months ended September 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$8,853,451	$4,775,771	$4,077,680	85%
Revenues - related party	-	11,140,652	(11,140,652)	-100%
Total revenues	8,853,451	15,916,423	(7,062,972)	-44%
Cost of revenues	6,063,614	14,190,073	(8,126,459)	-57%
Gross profit	$2,789,837	$1,726,350	$1,063,487	62%

The Supply & Trading Segment generates revenue from the purchase, blending, and resale of crude oil and related hydrocarbon products. Revenues were $8.9 million for the three months ended September 30, 2025, compared to $15.9 million in 2024, a decrease of $7.1 million, or 44%, primarily due to lower sales volumes and the absence of related-party transactions that contributed to higher revenues in the prior year. Revenue generated from supply and trading were previously reported under terminaling and storage in 2025 and Product Revenue in 2024.

Cost of revenues decreased 57%, from $14.2 million in 2024 to $6.1 million in 2025, largely reflecting the decrease of in total revenues for the same period.

As a result, segment gross profit increased to $2.8 million for the three months ended September 30, 2025, compared to $1.7 million in 2024, an increase of $1.1 million, or 62%.

Crude-oil sales values within this segment continue to be influenced by domestic benchmark pricing and quality differentials associated with blended crude streams, while profitability is driven primarily by blend economics, sourcing costs, and market demand for specific crude qualities.

Results of Consolidated Operations for the nine months ended September 30, 2025 and 2024

Revenue

For the nine months ended September 30, 2025 and 2024 we realized revenues of $83,421,122 and $48,118,936, respectively, representing an increase of $35,302,186 or 221.79%. The increase in revenue is primarily attributed to higher activity within our transportation and logistics and terminaling and storage services segments realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Cost of Revenue

For the nine months ended September 30, 2025 and 2024, our cost of revenues consisted primarily of costs associated with selling the purchase and sale of crude oil and related hydrocarbon products as well as the operations from our newly acquired businesses in transportation and logistics and terminaling and storage services, which was acquired through our business combination which closed on October 1, 2024.

For the nine months ended September 30, 2025 and 2024, the costs of revenue were $69,363,520 and $44,213,635, respectively, representing an increase of $25,149,885 or 177.24%. The increase in the cost of revenue is primarily attributed to the cost of goods sold for our transportation and logistics and terminaling and storage services segments realized through the operations from our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Gross Profit

For the nine months ended September 30, 2025 and 2024 we realized gross profit of $14,057,602 and $3,905,301, respectively, representing an increase of $10,152,301 or 588.08%. The gross profit increased in proportion to the revenue and costs of revenue related activity within our transportation and logistics and terminaling and storage services segments realized through the operations of our newly acquired Endeavor Entities’ businesses, which were acquired through our business combination, which closed on October 1, 2024.

Operating Expenses

For the nine months ended September 30, 2025 and 2024, we realized operating expenses of $36,307,795 and $10,333,274, which represents an increase of $25,974,521, or 704.87%. The increase was primarily driven by the inclusion of operating costs from the Endeavor Entities acquired on October 1, 2024, as well as a $5.0 million legal reserve recorded during the quarter for matters determined to be probable and reasonably estimable.

Interest Expense and Loss on Conversion of Debt

For the nine months ended September 30, 2025 and 2024, we realized total interest expense of $20,007,869 and $1,565,231, which represents an increase of $18,442,638, or 2,876.07%. The increase was primarily driven by refinancing and forbearance arrangements entered into during the period, which resulted in the recognition of unamortized original issue discount and deferred financing cost write-offs, along with default-related fees. Interest expense also increased due to finance lease and debt obligations assumed in the acquisition of the Endeavor Entities on October 1, 2024, as well as the effects of the Maxus Capital Group forbearance agreement.

In addition to higher interest expense, we recognized a loss on conversion of debt of $9,828,868 during the nine months ended September 30, 2025, compared to $0 on September 30, 2024. The loss reflects (i) the conversion of a portion of outstanding convertible debt into common stock at contractually discounted conversion prices significantly below market value, resulting in a non-cash charge for the excess fair value of shares issued, and (ii) the recognition of a derivative liability associated with the remaining convertible notes due to the lender’s ability to convert the debt at similarly discounted prices. This derivative liability is reflected within Other Liabilities on the condensed consolidated balance sheet and totaled $8,728,527 as of September 30, 2025.

Unrealized Gain/Loss on Marketable Securities

For the nine months ended September 30, 2025 and 2024, we reported an unrealized loss of $249,080 and an unrealized gain of $743,739, which represents a decrease of $992,819, or 120.14%. Our marketable securities were considered to be traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gains or losses as noted above.

Segment Operating Results for the nine months ended September 30, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

Terminaling and Storage Segment - For the nine months ended Sept 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$-	$-	$-	100%
Revenues - related party	2,633,120	-	2,633,120	100%
Total revenues	2,633,120	-	2,633,120	100%
Cost of revenues	580,781	-	-	100%
Gross profit	$2,052,338	$-	$2,052,338	100%

For the nine months ended September 30, 2025, the Terminaling & Storage Segment generated $2.6 million of total revenues, all of which was earned under related-party terminaling and storage agreements. This segment had no activity in the prior-year period, as it was acquired in the business combination completed on October 1, 2024. Cost of revenues totaled $0.6 million, resulting in gross profit of $2.1 million for the period. Revenue generated from supply and trading were previously reported under terminaling and storage in 2025 and product revenue in 2024.

Operating Results of our Transportation Logistics Segment:

Transportation & Logistics - For the nine months ended September 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$21,691,440	$-	$21,691,440	100%
Revenues - related party	8,939,637	-	8,939,637	100%
Total revenues	30,631,077	-	30,631,077	100%
Cost of revenues	20,648,037	-	20,648,037	100%
Gross profit	$9,983,040	$-	$9,983,040	100%

The Transportation & Logistics Segment generated $30.6 million in total revenues for the nine months ended September 30, 2025, including $8.9 million of related-party revenue. This segment did not generate revenue in the prior-year period, as it was acquired as part of the Endeavor Entities on October 1, 2024.

Cost of revenues totaled $20.6 million, resulting in gross profit of $10.0 million. Current-period results reflect the first full operating cycle under Company ownership, driven by crude-oil trucking operations in the Permian, Eagle Ford, DJ Basin, and STACK play, as well as activity on the Omega Gathering Pipeline.

Operating Results of our Supply and Trading Segment:

Supply& Trading Segment - For the nine months ended Sept 30, 2025

	2025	2024	Change ($)	Change (%)
Revenues	$47,934,619	$30,999,451	$16,935,168	55%
Revenues - related party	2,222,307	17,119,485	(14,897,178)	-87%
Total revenues	50,156,926	48,118,936	2,037,990	4%
Cost of revenues	48,134,702	44,213,635	3,921,067	9%
Gross profit	$2,022,224	$3,905,301	$(1,883,077)	-48%

Revenues in the Supply & Trading Segment were $47.9 million for the nine months ended September 30, 2025, compared to $31.0 million in 2024, an increase of $16.9 million, or 55%, driven by higher third-party sales volumes and expanded commercial activity. Related-party revenues decreased from $17.1 million in the prior-year period to $2.2 million, a decline of $14.9 million, or 87%, due to the completion of prior-year related-party arrangements that did not recur in 2025. Revenue generated from supply and trading were previously reported under terminaling and storage in 2025 and product revenue in 2024.

Cost of revenues increased 9%, from $44.2 million in 2024 to $48.1 million in 2025, reflecting higher crude-oil purchase volumes and changes in sourcing mix associated with increased third-party transactions, partially offset by the reduction in related-party purchases.

Gross profit decreased to $2.0 million for the nine months ended September 30, 2025, compared to $3.9 million in 2024, a decline of $1.9 million, or 48%, primarily due to margin compression on blended crude-oil sales and shifts in market differentials during the period.

Segment results continue to be influenced by domestic benchmark pricing and quality differentials associated with blended crude streams, while profitability is determined largely by sourcing economics, blend margins, and demand for specific hydrocarbon products.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024 as presented below:

	September 30,
	2025	2024
Net cash provided by operating activities	$4,311,676	$165,359
Net cash provided (used) in investing activities	1,697,441	(2,362,898)
Net cash provided (used) by financing activities	(8,494,343)	2,1440,404

Liquidity and Capital Resources

We have historically suffered net losses and cumulative negative cash flows from operations, and as of September 30, 2025, we had an accumulated deficit of approximately $148.1 million. As of September 30, 2025 and December 31, 2024, we had a working capital deficit of approximately $62.3 million and $101.5 million, respectively. As of September 30, 2025, we had cash of approximately $1.2 million, of which $0.9 million is restricted cash. In addition, we have obligations to pay approximately $36.6 million of debt within one year of the issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $1,191,766 and $3,676,992 which includes $892,124 and $3 million as restricted cash, respectively.

For the nine months ended September 30, 2025 and 2024, our net cash provided by operating activities was mainly comprised of net effect of the consolidated net loss of $54,358,617 and $6,983,978, and our depreciation and amortization of $15,735,409 and $3,062,416. For the nine months ended September 30, 2025 and 2024, we realized stock-based compensation of $1,179,223 and $1,626,409 and stock-based compensation – consultant of $1,206,000 and $0 in lieu of using cash. We also experienced $15.9 million of non-cash interest charges, a $9.8 million loss on conversion of debt, and a $1.2 million loss on the disposition of assets. Working capital changes also contributed to operating cash flows, most notably a $16.3 million increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and prepaid expenses. In the prior-year period, the modest operating cash inflow largely reflected significantly lower non-cash charges and a smaller working capital impact.

Net cash provided by investing activities was $1.7 million for the nine months ended September 30, 2025, driven primarily by $2.4 million of proceeds from the sale of property and equipment, partially offset by $0.7 million of divestiture-related cash returned. In contrast, for the nine months ended September 30, 2024, the Company used $2.4 million in investing activities related to equipment purchases for the remediation processing centers, wash plant facilities, and a pipeline extension.

Net cash used in financing activities totaled $8.5 million for the nine months ended September 30, 2025. This reflected substantial payments on notes payable and finance lease obligations totaling $28.5 million, partially offset by $15.3 million of proceeds from third-party loans and $4.7 million of proceeds from related-party loans. For the nine months ended September 30, 2024, financing activities provided $2.1 million, driven by borrowings and proceeds from the sale of common stock.

The Company did not capitalize any interest during the nine months ended September 30, 2025, compared to $1.0 million of capitalized interest during the same period in 2024. Although the Company had no firm contractual commitments for capital expenditures as of September 30, 2025, management anticipates approximately $1.5 million of additional expenditures related to the continued development of its Texas remediation and wash plant facilities.

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

Contractual Obligations

Our contractual obligations as of September 30, 2025 for finance lease liabilities are for certain land, property, plant, and equipment, which leases end in 2025. Finance lease obligations as of September 30, 2025 are as follows:

2025	$8,929,265
Total	$8,929,265

Our contractual obligations as of September 30, 2025 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026, except for a land lease which ends in 2042. Contractual payments under operating lease obligations as of September 30, 2025 are as follows:

2025	116,390
2026	379,080
2027	261,441
2028	173,899
2029	177,855
Thereafter	2,562,277
Total undiscounted lease payments	3,670,942
Less: Imputed interest	1,799,014
Present value of lease payments	$1,871,928

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

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. With the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of these disclosure controls and procedures as of September 30, 2025. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting.

These material weaknesses included: (i) inadequate technical training and supervisory review within the accounting function, which limited the ability of personnel to evaluate complex accounting matters and appropriately review the work of specialists; (ii) insufficient oversight and dual-authorization controls over certain treasury and fixed-asset processes; and (iii) inconsistent adherence to corporate governance review and authorization procedures for significant transactions and external disclosures, resulting in insufficient executive and Board-level oversight. These deficiencies create a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely manner.

Management has begun implementing remediation measures, including providing additional technical accounting and internal control training to accounting personnel, realigning responsibilities to enhance segregation of duties and supervisory review, strengthening review controls over treasury and fixed-asset processes, and increasing executive and Audit Committee oversight of financial reporting and disclosure activities. Remediation efforts remain ongoing and will continue in future periods.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above—including enhanced training, improved review controls, realignment of personnel responsibilities, and increased oversight—there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Espri L’Heureux v. Vivakor, Inc., et al. Case No. 30-2022-01284070-CU-WT-CJC (Sup. Ct. Orange Cty., Cal.—Sept. 29, 2022)—Plaintiff asserted claims for misclassification as an exempt employee, failure to provide meal and rest periods, pregnancy/sex discrimination under the Fair Employment and Housing Act, discrimination under the California Fair Employment and Housing Act (“CFRA”), retaliation under the CFRA, wrongful termination, an unfair business practices under the California Business and Professions Code §§ 17200 et seq., among other derivative claims. Plaintiff seeks more than $1,000,000.00 in damages. Defendants dispute liability on the grounds Plaintiff was properly classified as an independent contractor, was not discriminated against, and was not terminated at all, much less for a discriminatory or retaliatory reason. Defendants filed their answer on November 21, 2022, and removed the action to federal district court on July 22, 2023. The parties have reached a settlement and are in the process of drafting the necessary paperwork, which, if successful, will dismiss this lawsuit with prejudice.

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

James Samuelson v. Vivakor, Inc., James Ballengee, et al., Case No. 30-2025-01496877-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—July 14, 2025)—Plaintiff asserts claims for failure to pay wages, employment misclassification, breach of contract, promissory estoppel, unjust enrichment, constructive discharge, and tortious interference with contract seeking damages of $1,277,499.95 plus pre- and post-judgment interest, attorneys fees, and costs of court. As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on October 23, 2025, the a parties to this litigation settled this lawsuit under the terms of a Settlement Agreement dated October 17, 2025 and all dates and deadlines related to this lawsuit have been taken off calendar by the Court, which will retain jurisdiction of this lawsuit through the final payment of the Settlement Agreement consideration.

Julie Ridenhour Tonroy, as Personal Representative of the Estate of John Ridenhour, Deceased, v. Endeavor Crude, LLC, et al., Case No. CJ-2024-40 (Dist. Ct., Blaine Cty., Okla.—March 21, 2024)—Plaintiff asserts claims of negligence, respondeat superior, and wrongful death of decedent related to a motor vehicle accident involving a driver for Endeavor Crude, LLC while operating motor vehicle equipment owned or leased by Meridian Equipment Leasing, LLC. Endeavor Crude is a subsidiary of Vivakor, Inc. and Meridian Equipment Leasing, LLC is a former subsidiary of Vivakor, Inc. The Plaintiff sought damages in excess of $75,000. This lawsuit was settled through mediation. A settlement agreement has been entered and a Motion to Approve Settlement will be filed with the Court.

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

Misty Kitson, Blaine County Assessor v. Meridian Equipment Leasing, LLC, Case No. EQ-2023-57 (Ct. of Tax Review, Okla.—Aug. 2, 2023)—Plaintiff governmental taxing authority seeks appeal of Defendant’s fair cash value valuation of certain personal property in Blaine County, Oklahoma. Plaintiff seeks a property tax valuation of $27,463,542.00 in contrast to Defendant’s valuation of $4,000,000.00, and overdue taxes in excess of $1,126,005.22, plus statutory interest, penalties, and fees. The case is in discovery and on-going.

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

Novella Strmiska v. Endeavor Crude, LLC, et al., Case No. 25-01-00013-CVK (81st Dist. Ct., Karnes Cty., Tex.—Jan. 27, 2025)—Plaintiff obtained a default judgment for breach of contract, trespass to land, trespass to chattels, negligence, and unjust enrichment, for $256,717.00 USD, plus post-judgment interest, attorneys fees, and costs of court. Endeavor Crude, LLC is currently exploring its options related to the entry of default judgment.

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

Vincent Smith, et al., v. Meridian Transport, LLC, et al., Cause No. 25-CV-0664 (122d Dist. Ct., Galveston Cty., Tex.—Apr. 23, 2025)—Plaintiffs alleges gross negligence relating to a motor vehicle accident, and seek damages of up to $1,000,000, plus attorneys fees and costs of court. Defendants are vigorously contesting this case.

Viva Wealth Fund I, LLC v. Vivakor, Inc., et al., Case No. 30-2025-01469418-CU-FR-WJC (Sup. Ct., Orange Cty., Cal.—Mar. 21, 2025)—Plaintiff alleges fraud, conversion, unfair competition, tortious interference in contractual relations, interference with prospective economic advantage, money had and received, breach of contract, constructive fraudulent transfer, among other counts, and seeks declaratory relief and damages in excess of $50 million relating to equipment purchased by Plaintiff and leased to Defendant VivaVentures Remediation Corporation. Defendants are vigorously contesting this case.

Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025)—Plaintiff, former Chief Financial Officer of the Company, its subsidiary, and certain unnamed defendants for claims of breach of contract, breach of implied covenant in contract, and claims related to failure to pay wages, alleging total damages of $2,154,158.47, plus interest, attorneys fees, and costs of court. As disclosed in the Company’s Current Report on Form 8-K filed with the Commission on November 12, 2025, the a parties to this litigation settled this lawsuit under the terms of a Settlement Agreement dated November 5, 2025 and all dates and deadlines related to this lawsuit have been taken off calendar by the Court, which will retain jurisdiction of this lawsuit through the final payment of the Settlement Agreement consideration.

SRAX, Inc. v. Vivakor, Inc., Case No. A-25-921524-F (8th Jud. Dist. Ct., Clark Cty., Nev.—Aug. 18, 2025)—Plaintiff filed an emergency ex parte application for an order immediately requiring transfer of 536,666 shares of Defendant’s common stock. Defendant is in settlement negotiations at this time in an attempt to settle this matter.

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

A number of instruments convertible into our common stock are either currently convertible or will become convertible in the near future. As a result of a decrease in our stock price we will likely need to increase our authorized common stock in order to be able to meet our obligations under these convertible instruments.

We have a number of outstanding instruments that are either currently convertible, or will be convertible in the near future, into shares of our common stock. Due to the recent decrease in the price of our common stock as listed on Nasdaq, we may need to increase our authorized common stock in order to meet our obligations under these convertible instruments. If we are unable to get shareholder approval to amend our Articles of Incorporation to increase our authorized common stock we may be breach of our obligations under these instruments, causing those instruments to accelerate and/or making it more expensive to satisfy our obligations, which could negatively impact our business and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act during the nine months ended September 30, 2025. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act as the investors were sophisticated or accredited investors and familiar with our operations.

As previously reported, on March 17, 2025, we issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”), under which the Company received $5,000,000, before fees; and on July 9, 2025, the Company entered into a Forbearance and Amendment to Loan Agreement and Note and an Additional Junior Secured Convertible Note, all of which amended the terms of the Loan Agreement and the Initial Note.

On July 9, 2025, we entered into a Second Amendment to Loan Agreement and Registration Rights Agreement (the “Amendment”), and an Additional Junior Secured Convertible Note (the “Additional Note”, together with the Amendment, the “New Loan Documents”), under which we agreed to issue the Lender the Additional Note in the principal amount of $5,940,000. Under the New Loan Documents, we received net proceeds of $971,025.65, with the remainder of the principal amount going to (a) a $176,000 origination fee, (b) an aggregate of $3,232,974.35 (the “Holdback Amounts”) representing (i) a $891,000 holdback amount to be applied to pay the first six Weekly Installment Payments when due under the Additional Note (hereinafter defined), (ii) $1,395,540.35 to be applied to pay the seven past due Weekly Installment Payments under the Initial Note, plus accrued interest thereon, and (iii) $946,434 to secure and cover the payment of the next six Weekly Installment Payments due under the Initial Note, (c) $20,000 to pay Lender’s legal fees, and (d) and original issuance discount of $1,540,000. The Additional Note is payable over forty equal weekly installments of $148,500, which may be paid in cash or, at the option of the Company once an applicable registration statement is effective, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Additional Note does not bear interest unless in default and is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. In the event we default on the terms of the Initial Note or the Additional Note, the conversion price under the notes is a 50% discount to discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The lender is secured by a junior lien in all assets of the Company, subject to exceptions for existing debt covenants of the Company. The Company reserved 15,000,000 shares of its common stock for issuance in connection with a conversion under the Additional Note and the Company agreed to issue the Lender 150,000 shares of its common stock as additional consideration for the loan. We received the funds under the New Loan Documents on July 15, 2025.

On September 17, 2025, the Lender also submitted a Notice of Conversion electing to convert $200,000 due under the Initial Note in exchange for 720,072 shares of our common stock and we issued the 720,072 shares of our common stock to the Lender, which securities were issued without a restrictive legend pursuant to a Rule 144 legal opinion submitted with the Notice of Conversion.

On September 26, 2025, the Company received a Notice of Conversion to convert $200,000 of the Principal Amount into 1,084,011 shares of the Company’s common stock. Pursuant to the terms of the Initial Note and the Notice of Conversions, the Company issued the Shares. The Shares were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent

On September 29, 2025, we received another Notice of Conversion from the Lender converting $700,000 of the Principal Amount of the Initial Note into 5,235,602 shares of the Company’s common stock. Pursuant to the terms of the Initial Note and the Notice of Conversions, the Company issued the Shares. The Shares were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent.

On October 2, 2025, we issued the Lender the 250,000 shares due as Commitment Shares under the Initial Note. These shares were issued as restricted stock with a standard Rule 144 restrictive legend.

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

On July 30, 2025, Vivakor Transportation, LLC, as Seller, executed and entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jorgan Development, LLC (“Jorgan”) to sell all of the issued and outstanding limited liability company membership interests in and to Meridian Equipment Leasing, LLC, and Equipment Transport, LLC (the “Divested entities”), two indirectly wholly-owned subsidiaries of Vivakor, Inc. (“Vivakor”, and the “Transaction”, respectively). The purchase price paid to the Seller thereunder consisted of $11,058,235 USD to be remitted in Series A Convertible Preferred Stock of Vivakor, which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The purchase price is subject to upward or downward adjustment based on any difference in net equity of the Divested entities as reflected by the Divested entities’ final financial results for the period ending June 30, 2025. The Divested entities were principally engaged in the truck transportation of oilfield produced water and associated equipment leasing operations. In connection with the Transaction, and among other agreements as further set forth in the Purchase Agreement, (i) affiliates of Vivakor, and certain related parties controlled directly or indirectly by James H. Ballengee, Vivakor’s Chairman, President, and Chief Executive Officer (the “Ballengee Family Office Affiliates”) will amend and restate that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties will amend and restate that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder by almost one-half (1/2), from ninety-nine percent (99%) of certain free cash flow from certain of Vivakor’s terminal operations to fifty percent (50%) of free cash flow from such operations, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates will voluntarily suspend the right to receive dividends and distributions upon Series A Convertible Preferred Stock of Vivakor, held by them for the period from August 1, 2025 to January 1, 2026.

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

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Form of Pre-Funded Warrant	8-K	10/17/25	4.1
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
10.69	Forbearance Agreement with J.J. Astor & Co. dated July 9, 2025	8-K	7/21/25	10.1
10.70	Second Amendment to Loan Agreement and Registration Rights Agreement dated July 9, 2025	8-K	7/21/25	10.2
10.71	Junior Secured Convertible Promissory Note dated July 9, 2025	8-K	7/21/25	10.3
10.72*	Executive Employment Agreement, by and between Vivakor Administration, LLC and Kimberly Hawley, dated July 24, 2025	8-K	7/24/25	10.1
10.73	Membership Interest Purchase Agreement dated July 30, 2025, by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer	8-K	8/6/25	10.1
10.74	Forbearance Agreement dated July 30, 2025, by and between Maxus Capital Group, LLC, and Silver Fuels Delhi, LLC, et al.	8-K	8/6/25	10.2
10.75	Transition Agreement dated August 3, 2025, by and between Vivakor, Inc., Vivakor Administration, LLC, and Russ M. Shelton	8-K	8/6/25	99.1
10.76	Second Amended Employment Agreement, by and between Vivakor, Inc., Vivakor Administration, LLC and Les Patterson, dated August 12, 2025	8-K	8/18/25	10.1
10.77	Second Forbearance Agreement with J.J. Astor & Co. dated October 8, 2025	8-K	10/14/25	10.1
10.78	Third Junior Secured Convertible Promissory Note dated October 9, 2025	8-K	10/14/25	10.2
10.79	Form of Securities Purchase Agreement	8-K	10/17/25	10.1
10.80	Form of Placement Agent Agreement	8-K	10/17/25	10.2
10.81	Form of Physical Commodity Intermediation Agreement dated October 22, 2025	8-K	10/23/25	10.1
10.82	Settlement Agreement with James Samuelson dated October 23, 2025	8-K	10/23/25	10.2
10.83	Settlement Agreement with Tyler Nelson	8-K	11/12/25	10.1
10.84	Transition Agreement with Patrick Knapp dated November 10, 2025	8-K	11/12/25	10.2

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
21.1	Subsidiaries of the Company				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2025

VIVAKOR, INC.

By:	/s/ Kimberly Hawley
Kimberly Hawley
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 19, 2025