Form 10-K
period 2025-12-31
Vivakor, Inc.
filed 2026-04-15
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Registrant’s telephone number, including area code: (469) 480-7175

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

The aggregate market value of the 139,839 voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $21,638,687 based on the closing price of $154.74 per share of the registrant’s common stock as quoted on The Nasdaq Capital Market on that date.

As of April 15, 2026, there were 2,068,041 shares of registrant’s common stock outstanding.

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

At the commencement of trading on March 24, 2026, we completed a 1-for-200 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”) of our quoted common stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K has been adjusted to reflect the Reverse Stock Split, including the financial statements and notes thereto.

Following a special meeting of the Company’s shareholders in December 2025, the Company currently has 500,000,000 shares of common stock authorized and 15,000,000 shares of preferred stock authorized.

iii

PART I

Item 1 - Business

General

Vivakor, Inc. was originally organized in 2006 as a Nevada limited liability company and converted to a Nevada corporation in 2008. Since then, we have grown through strategic acquisitions and the development of our integrated midstream platform, which provides crude oil transportation, terminaling, and marketing services across major U.S. producing basins.

Key milestones include the 2022 acquisition of our terminaling facilities in Colorado City, Texas and Delhi, Louisiana, and the 2024 acquisition of our trucking, pipeline, and storage operations (hereinafter the “Endeavor Entities”). We have also developed Remediation Processing Centers (“RPCs”) capable of recovering hydrocarbons from oil-contaminated materials, with prior trials in Kuwait achieving Category A approval under the United Nations-funded Kuwait Environmental Remediation Project.

Today, we operate through a network of wholly-owned and majority-owned subsidiaries, enabling integrated management of our transportation, facilities, marketing, and remediation businesses while supporting ongoing growth and operational efficiency.

We currently operate across three business segments that together provide integrated midstream services related to the transfer, storage and trading of oil and constituent products, namely: (i) crude oil transportation, (ii) terminaling and storage facility services, and (iii) marketing and trading. We expect to begin operations in a fourth segment, remediation services, which remains under development and is expected to commence operations in the first quarter of 2026. Our transportation and facility operations form the foundation of our business, while our marketing and trading activities focus on the buying and selling of oil and oil-related commodities with the goal of expanding market opportunities and diversifying revenue streams. The remediation segment, once operational, is expected to further extend our service offerings by providing treatment and recycling solutions for oilfield waste and related materials.

Our crude oil transportation segment includes both trucking and pipeline operations. We transport crude oil and constituent products, including crude oil waste streams, using a trucking fleet and pipeline infrastructure serving Colorado’s DJ Basin, Central Oklahoma’s STACK play, and the Permian and Eagle Ford Basins of Texas, which are among the most active oil and gas producing regions in the United States. We also operate the Omega Gathering Pipeline, a 45-mile crude oil gathering and shuttle system in Blaine County, Oklahoma, connected to the Plains/P66 STACK Pipeline and the Cushing, Oklahoma storage hub. Our transportation services provide producers with immediate, scalable transportation solutions and deliver oil to facilities where off-spec grades and waste streams can be blended.

Our terminaling and storage facilities segment owns and operates ten crude oil pipeline injection truck stations and two major terminaling facilities strategically located at key pipeline junctions. Our Colorado City, Texas terminal is supported by a 10-year contract with a minimum 100,000-barrel-per-month volume commitment. Our CP Omega terminal, linked by a 42-mile company-owned pipeline, connects to the Plains/P66 STACK Pipeline and the Cushing hub. In addition, our Delhi, Louisiana terminal is backed by a contract with Denbury Onshore, LLC (a subsidiary of ExxonMobil Corporation) for the sale of 60,000 net barrels per month. These facilities provide direct access to multiple demand centers and offer our producers consistent, secured pipeline capacity to transport production efficiently to end markets.

Our marketing and trading division manages the purchase, sale, and distribution of commodities, primarily crude oil, condensate, natural gas liquids, and refined or processed oil products such as atmospheric tank bottoms, naphtha, and other light hydrocarbons. In addition, oil recovered from tank bottoms and other hydrocarbon-bearing materials processed at our Remediation Processing Center (“RPC”), which is included within our remediation segment, is expected to be marketed and sold once operational. These activities further leverage our transportation and facility network to capture value across the energy supply chain. By integrating marketing, logistics and remediation with our core transportation and terminaling operations, we seek to maximize asset utilization, expand revenue opportunities, and provide producers with comprehensive midstream solutions from production through end markets.

Our remediation segment will include the RPC being developed at the San Jacinto River & Rail Park in Harris County, Texas, which is expected to complete commissioning in the first quarter of 2026. The RPC is designed to process up to 800 tons per day of oilfield waste, tank bottoms, vessel residues, and contaminated soils from spills. The facility will also include an adjacent truck wash station that is expected to provide certified cleanouts, creating an additional revenue stream. Beyond the RPC, this segment is intended to support additional domestic waste treatment and recycling initiatives, further extending our capabilities and enhancing the sustainability of our integrated midstream platform by reducing environmental impact and promoting responsible resource management.

Our website is www.vivakor.com.

Principal Services

Crude Oil Transportation Segment

We operate one of the largest independent midstream truck fleets in North America and maintain a diversified portfolio of complementary assets and facilities. This segment gathers, transports, and purchases crude oil, condensate, NGLs, and oil byproducts across the Permian Basin, Eagle Ford Shale, and the Anadarko Basin’s STACK Play. Our operations form the foundation of our integrated midstream platform, enabling efficient movement of production to downstream markets. Our 45-mile Omega Gathering Pipeline connects the Plains/P66 STACK Pipeline to the Cushing, Oklahoma storage hub, creating a scalable link between regional production and national markets.

Our customers include leading producers, marketers, and refiners such as Marathon Oil Company, ConocoPhillips, Phillips 66, BP, Civitas, and Validus.

Terminaling and Storage Facilities Segment

We operate strategically located gathering stations and terminals within the nation’s most active crude oil producing basins. Our portfolio includes ten crude oil pipeline injection truck stations, primarily in the Permian Basin, and two major terminaling facilities. These assets provide direct access to multiple demand centers and support producers with reliable takeaway capacity. Our facilities are supported by long-term commercial agreements, including minimum volume commitments and take-or-pay arrangements, which provide visibility into throughput and cash flows.

●	Colorado City, Texas Facility – Underpinned by a long-term “take-or-pay” agreement requiring a minimum of 100,000 barrels per month through 2031, with Jorgan Development, LLC, a related party affiliated with our Chairman, President, and Chief Executive Officer, James Ballengee.

●	Delhi, Louisiana Facility – Supported by minimum-volume and resale-margin commitments under agreements with third parties.

●	CP Omega Terminal – A 42-mile pipeline-connected terminal linked to the Plains/P66 STACK Pipeline and the Cushing hub, offering fee-based transportation and terminaling services under long-term producer contracts.

Marketing and Trading Segment

Launched in August 2024, our Marketing and Trading segment manages the purchase, marketing, and resale of commodities, namely, crude oil, condensate, natural gas liquids (NGLs), and refined products such as atmospheric tank bottoms and naphtha. This segment operates as part of our integrated midstream platform, utilizing our transportation and terminaling network in Texas, Oklahoma, and Louisiana to facilitate efficient product movement and optimize market access. We generally purchase hydrocarbons from producers and counterparties at market-based index prices, less transportation and marketing fees, and resell them under contract to refiners and end users. We expect this segment to market oil recovered from tank bottoms and other hydrocarbon-bearing materials processed at our Remediation Processing Center (“RPC”), once the facility becomes operational. By integrating marketing and logistics with our core operations, we enhance asset utilization and seek to improve margins, and expand our service offerings to producers and refiners across the value chain.

Remediation Processing Segment

Our Remediation Processing Center (“RPC”), located at the San Jacinto River & Rail Park in Harris County, Texas, is expected to begin operations in the first quarter of 2026. We expect this facility to process up to 800 tons per day of oilfield waste, tank bottoms, and contaminated soils, recover valuable hydrocarbons for resale through our marketing division, and include a truck and container washout station to generate additional revenue. The RPC and associated equipment are financed under Master Agreement No. 1462 with Maxus Capital Group, LLC, and are designed to produce saleable byproducts such as condensate, propane, and butane, which we expect will enhance the value of our integrated midstream platform.

Market Opportunity and Competitive Position

The U.S. midstream sector continues to benefit from sustained crude oil and natural gas liquids production across key basins such as the Permian, Eagle Ford, and Anadarko, which have driven a significant portion of recent U.S. production growth (Source: U.S. Energy Information Administration). This expansion is increasing demand for reliable, flexible, and environmentally responsible transportation, storage, and processing infrastructure. At the same time, evolving regulatory requirements and sustainability initiatives are increasing the importance of hydrocarbon recovery, recycling, and remediation services. Our integrated platform positions us to participate in these market trends. We maintain available transportation and terminaling capacity that allows us to scale with customer volumes and respond to production activity in our operating regions. Our facilities are strategically located near major pipeline systems and demand centers, providing direct market access and competitive delivery options. The planned Remediation Processing Center (“RPC”) is expected to enhance our ability to recover and market hydrocarbons from oilfield waste, further expanding our service offerings. With anchor contracts from established customers such as Jorgan Development, LLC and Validus Energy II Midcon, LLC, we benefit from baseline volumes while retaining flexibility to pursue incremental throughput and storage opportunities. This combination of contractual visibility, available capacity, and geographic reach positions us to pursue additional market opportunities as U.S. production levels remain elevated and environmental standards evolve. By leveraging our integrated network and pursuing selective acquisitions and organic development, we seek to increase utilization, improve margins, and strengthen our competitive position across the midstream value chain.

Technologies

Our transportation, terminaling, and storage operations do not rely on proprietary technologies. For remediation operations, we own and/or license:

●	Two U.S. patents and pending foreign applications for contaminated soil remediation and hydrocarbon recovery.

●	Automation software enabling 24/7 remote operation of RPCs.

●	A license to upgrade hydrocarbons recovered during remediation.

These technologies position us to operate RPCs efficiently and create additional value through recovered hydrocarbons.

Competitive Strengths

●	Integrated Midstream Platform: Our operations span transportation, terminaling, marketing, and remediation, enabling vertical control and efficiency across the crude-oil value chain. This structure allows us to capture margin at multiple points between the wellhead and refinery;

●	Strategic Infrastructure Footprint: Our terminals, injection stations, and pipelines are strategically located near the Permian, STACK, and Eagle Ford Basins, which are among the most active oil-producing regions in the United States, thus, providing producers with reliable takeaway capacity and market access;

●	Contracted and Recurring Revenue Base: Long-term agreements, including our 10-year terminal contract in Colorado City, Texas, and our offtake agreement with Denbury Onshore, LLC (a subsidiary of ExxonMobil Corporation), provide predictable revenue and cash-flow visibility;

●	Emerging Environmental Solutions: Once completed, we plan for our Remediation Processing Center (RPC) to introduce oilfield-waste recycling and hydrocarbon-recovery capabilities that align with increasing sustainability priorities and regulatory expectations within the energy sector; and

●	Proven Acquisition and Expansion Track Record: We have demonstrated a disciplined approach to acquisitions that enhance integration, expand service offerings, and strengthen our position as a diversified midstream operator.

Growth Strategies

●	Deepen Integration: Maximize utilization of transportation and terminaling assets by further integrating marketing, trucking, and storage operations to increase throughput, improve asset utilization, and enhance margin capture across the value chain.

●	Expand Terminaling Connectivity: Increase volumes under long-term contracts, pursue complementary asset acquisitions, and expand connectivity across our network to improve access to key producing regions and end markets.

●	Environmental Expansion: Commission initial Remediation Processing Center (“RPC”) operations at our facility near Houston, Texas and evaluate opportunities to develop additional remediation and recycling facilities in strategic locations to expand processing capacity and geographic reach.

●	Selective Acquisitions: Pursue strategic acquisitions of complementary midstream and related assets in key producing regions to increase scale, enhance integration, and support long-term growth.

●	Asset Optimization and Customer Engagement: Optimize existing assets to drive incremental revenue while maintaining disciplined capital allocation and strengthening customer relationships through integrated service offerings.

Other Future Opportunities

Our future strategy includes identifying, developing, and acquiring complementary assets and services that enhance our integrated midstream platform. We focus on opportunities that expand our transportation, terminaling, marketing, and remediation capabilities, particularly in key producing regions. The Company seeks to obtain control or significant ownership in such opportunities where it can leverage operational synergies, improve asset utilization, and support long-term growth objectives.

Key Transactions

Terminals Acquisition (2022)

On August 1, 2022, Vivakor acquired all of the membership interests in Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”), making these entities wholly owned subsidiaries (the “Terminals Acquisition”). The purchase price was approximately $32.9 million, paid in a combination of 3,009,552 shares of common stock, secured three-year promissory notes, and the assumption of certain liabilities. The sellers are beneficially owned by James Ballengee, who subsequently became Vivakor’s Chairman, President, and Chief Executive Officer, and principal shareholder.

Endeavor Entities Acquisition (2024)

On October 1, 2024, Vivakor acquired all issued and outstanding interests in Endeavor Crude, LLC, Equipment Transport, LLC, Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC (collectively, the “Endeavor Entities”), making them wholly owned subsidiaries (the “Endeavor Entities Acquisition”). The total purchase price was $116.3 million, including assumed debt and a performance adjustment, payable through a combination of common stock and Series A Convertible Preferred Stock. These sellers are also beneficially owned by James Ballengee.

In connection with this acquisition, Vivakor restructured its corporate operations under Vivakor Operating, LLC (“OpCo”) and Vivakor Administration, LLC (“AdminCo”), which now manage all operational, management, and administrative decisions, consolidating financial results across subsidiaries.

MEL/ET Sale (2025)

Previously part of the Endeavor Entities, Vivakor’s produced water trucking operations were sold on July 30, 2025 (the “MEL/ET Sale”) for $11,058,235, paid through the cancellation of outstanding shares of Series A Preferred Stock. Certain pre-closing asset and liability transfers were made to comply with debt covenants and ensure continuity of the crude oil-focused business. Post-closing, amendments were made to related Transition Services and Promissory Note agreements to reflect updated operational arrangements.

Kuwait RPC Operations

Vivakor’s proprietary RPC technology was originally developed to recover hydrocarbons from oil-contaminated waste and was first deployed in Kuwait trials. Vivakor previously planned to deploy two RPCs in Kuwait as part of the United Nations-funded Kuwait Environmental Remediation Project (“KERP”), which was designed to remediate oil-contaminated soil resulting from the Gulf Wars. During initial trials with the Kuwait Oil Company (“KOC”), the RPC process reduced oil content in contaminated soil from levels as high as 18% to as low as 0.02%, resulting in a Category A approval by KOC —the highest classification for remediation performance at that level of contamination.

Subsequent subcontractor changes delayed execution, and no definitive agreement with KOC was finalized during 2024. Accordingly, Vivakor recorded impairment charges of approximately $7.0 million related to the Kuwait RPCs and $1.5 million related to an ancillary nanosponge license. Discussions with KOC remain ongoing; however, there can be no assurance that an agreement will be reached or that the Kuwait operations will be initiated.

Current Material Subsidiary Structure

Corporate & Administrative Operations

●	Vivakor Operating, LLC (Texas)

●	Vivakor Administration, LLC (Texas)

●	Vivakor Midstream, LLC (Texas)

●	Empire Energy Acquisition Corp. (Delaware)

Transportation Operations

●	Vivakor Transportation, LLC (Texas)

●	Endeavor Crude, LLC (Texas)

●	Gonzales Oilfield Truck & Equipment, LLC (Texas)

●	CPE Gathering Midcon, LLC (Delaware)

●	ET EmployeeCo, LLC (Delaware)

Facilities Operations

●	VM Facilities, LLC (Texas)

●	Silver Fuels Processing, LLC (Texas)

●	Silver Fuels Delhi, LLC (Louisiana)

●	White Claw Colorado City, LLC (Texas)

●	VivaVentures Remediation Corporation (Texas)

Marketing Operations

●	Vivakor Supply & Trading, LLC (Texas)

Legacy Businesses

●	VivaVentures Management Company, Inc. (Nevada)

●	International Metals Exchange, LLC (Nevada)

●	VivaVentures Royalty II, LLC (Nevada)

●	VivaVentures Energy Group, Inc. (Nevada, 99.95% owned)

●	VivaVentures Oil Sands, Inc. (Utah)

●	Vivakor Company LLC (Qatar, 49% owned)

●	Vivakor Middle East, LLC (Qatar, 49% owned)

●	RPC Design and Manufacturing, LLC (Utah, non-controlling interest from VivaOpportunity Fund, LLC)

●	VivaOpportunity Fund, LLC (Utah)

Regulations Affecting our Business

Our business is subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and production activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment. Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for noncompliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist at our facilities, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

We are subject to actions taken by the federal or state governments, such as executive orders, tariffs on imported goods and commodities, or new or expanded regulations, that may impact future energy production in the U.S. Our business and revenues are also sensitive to changes in laws and regulations (or the interpretation thereof) related to hydraulic fracturing, accessing water, disposing of wastewater, carbon pricing, pipeline construction, taxation or emissions, leasing, permitting or drilling and various other environmental matters. These actions may affect the price or and demand for the transportation, facility, and marketing services we offer. Likewise, any acceleration of the domestic and/or international transition to a low-carbon economy as a result of the Inflation Reduction Act, Pub. L. 117-169, or due to other law, may impact the price of and demand for our services.

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

Intellectual Property

We own four issued US patents and two pending international PCT patent application covering our propriety technology, specifically:

●	US Patent 7,282,167 for methods for producing nano-scale particles by vaporizing raw material and then cooling the vaporized raw material using a cooling gas, granted October 16, 2007 and expired July 23, 2025;

●	US Patent 9,272,920 for methods for producing ammonia by mixing a first catalyst including a millimeter-sized, granular, ferrous material and a promoter and a second catalyst including discrete nano-sized ferrous catalyst particles that comprise a metallic core with an oxide shell and then reacting hydrogen and nitrogen in the presence of the mixture, granted March 1, 2016 and expiring November 7, 2028;

●	US Patent 9,272,920 for methods for producing ammonia by mixing a first catalyst including a millimeter-sized, granular, ferrous material and a promoter and a second catalyst including discrete nano-sized ferrous catalyst particles that comprise a metallic core with an oxide shell and then reacting hydrogen and nitrogen in the presence of the mixture, granted March 1, 2016 and expiring November 7, 2028;

●	US Patent 10,913,903 for SYSTEM AND METHOD FOR USING A FLASH EVAPORATOR TO SEPARATE BITUMEN AND HYDROCARBON CONDENSATE granted February 9, 2021 and expiring August 28, 2039;

●	US Patent 7,282,167 for US Patent 10,947,456 for SYSTEMS FOR THE EXTRACTION OF BITUMEN FROM OIL SAND MATERIAL granted on March 16, 2021 to expire on December 3, 2038; and

●	Pending Kuwait application KW/P/2020/000111 relating to systems and processes for extracting bitumen from oil sands material which employ a centrifuge and a flash evaporator, pending Kuwait application KW/P/2021/00060 and pending Saudi Arabia patent application 521421341, both relating to systems and processes for recycling condensate that is used to extract bitumen from oil sands material by employing a flash distillation drum and a throttle valve that causes the pressure of a mixture of bitumen and condensate to drop as the mixture is sprayed into the flash distillation drum to thereby vaporize the condensate to separate the condensate from the bitumen.

Employees

As of the date of this Annual Report, we employ approximately 20 people, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, several vice presidents, and approximately 4 administrative and operational support staff, as well as independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced a work stoppage, and management believes our relations with employees are satisfactory.

Summary of Property

Through a subsidiary, we currently lease executive office space in Dallas, Texas.

We own the following properties through various subsidiaries:

●	Approximately 9.4 acres in Richland Parish, Louisiana, underlying our Delhi, Louisiana facility.

●	Approximately 7 acres in Scurry County, Texas, underlying our Colorado City, Texas terminal facility.

●	Easements and rights of way covering approximately 45 miles related with the Omega Gathering Pipeline.

In addition, we lease land or hold access rights for the operation of ten crude oil pipeline injection truck stations in Texas, New Mexico, and North Dakota through an operating subsidiary in our facilities segment. We believe these facilities are in good condition. Another operating subsidiary leases a portion of approximately 58.8 acres of land in Frio County, Texas, used for a truck yard, office, and shop, and we also lease approximately five acres in Ward County, Texas for a truck yard and shop.

Harris County, Texas: VRC leased approximately 3.4 acres for the planned installation of RPC equipment under a 126-month term with an option to extend. The landlord terminated VRC’s possession on July 18, 2025, following a default under the lease. We are negotiating to cure the default and reinstate possession.

History

We were originally organized on November 1, 2006 as a limited liability company in the State of Nevada as Genecular Holdings, LLC. The name was changed to NGI Holdings, LLC on November 3, 2006. On April 30, 2008, we converted to a Nevada corporation and changed our name to Vivakor, Inc. pursuant to Articles of Conversion filed with the Nevada Secretary of State.

On August 1, 2022, we acquired all of the issued and outstanding membership interests in each of Silver Fuels Delhi, LLC, a Louisiana limited liability company (“SFD”), White Claw Colorado City, LLC, a Texas limited liability company (“WCCC”) (the “Membership Interests”), making SFD and WCCC wholly-owned subsidiaries. The purchase price for the Membership Interests was approximately $32.9 million, after post-closing adjustments, and was paid to the Sellers in a combination of 15,048 shares of our common stock, par value $0.001 per share valued at an aggregate of $4,287,655, secured three-year promissory notes in the aggregate principal amount of $28,664,284, and the assumption of certain liabilities of SFD and WCCC. The sellers are beneficially owned by our now chairman, chief executive officer and principal shareholder, James Ballengee.

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and a performance adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. We issued the sellers 33,622 shares of our common stock and 107,789 shares of our Series A Preferred Stock.

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

Previously part of the Endeavor Entities, Vivakor’s produced water trucking operations were sold on July 30, 2025 (the “MEL/ET Sale”) for $11,058,235, paid through the cancellation of outstanding shares of Series A Preferred Stock. Certain pre-closing asset and liability transfers were made to comply with debt covenants and ensure continuity of the crude oil-focused business. Post-closing, amendments were made to related Transition Services and Promissory Note agreements to reflect updated operational arrangements.

We have the following direct and indirect wholly-owned or majority-owned active subsidiaries: Endeavor Crude, LLC, a Texas limited liability company (since October 1, 2024), and Silver Fuels Processing, LLC, a Texas limited liability company (since October 1, 2024), CPE Gathering Midcon, LLC, a Delaware limited liability company (since October 1, 2024), ET EmployeeCo, LLC, a Pennsylvania limited liability company (since October 1, 2024, Silver Fuels Delhi, LLC, a Louisiana limited liability company, White Claw Colorado City, LLC, a Texas limited liability company, Vivaventures Remediation Corp., a Texas corporation, Vivaventures Management Company, Inc., a Nevada corporation, Vivaventures Oil Sands, Inc., a Utah corporation, Vivakor Supply & Trading, LLC, a Texas limited liability company, Vivakor Administration, LLC, a Texas limited liability company, Vivakor Midstream, LLC, a Texas limited liability company, Vivakor Operating, LLC, a Texas limited liability company, Vivakor Transportation, LLC, a Texas limited liability company, and VM Facilities, LLC, a Texas limited liability company. We have a 99.95% ownership interest in VivaVentures Energy Group, Inc., a Nevada Corporation; the 0.05% minority interest in VivaVentures Energy Group, Inc. is held by a private investor unaffiliated with us. We also have an approximate 49% ownership interest in Vivakor Middle East Limited Liability Company, a Qatar limited liability company. Vivakor manages and consolidates RPC Design and Manufacturing LLC, which includes a non-controlling interest investment from VivaOpportunity Fund, LLC, which is also managed by VivaVentures Management Company, Inc.

Item 1A - Risk Factors

Risks Related to Our Company

Our business is substantially dependent on oil and natural gas exploration, development, and production activity.

Our revenues are substantially dependent on ongoing oil and natural gas exploration, development, and production activity on or around our facilities and in the basins where we have established trucking and terminaling operations. If exploration and production companies do not maintain drilling, completion, and production activities near our facilities, demand for our transportation and terminaling services, as well as our marketing activities, could decline, which could have a material adverse effect on our results of operations, cash flows, and financial position.

We are not an exploration and production company and have no control over the pace or scope of development activity in the regions where our assets are located. The willingness and ability of producers to maintain drilling and production depend on numerous factors beyond our control, including:

●	supply and demand dynamics for oil and natural gas;

●	the capital costs of drilling, completion, and production activities;

●	access to, and the cost of, capital;

●	prevailing commodity prices;

●	availability of drilling equipment, infrastructure, and qualified personnel;

●	expected returns from wells drilled on or near our assets compared to other opportunities; and

●	regulatory developments.

Any reduction or delay in such development activity could reduce throughput, limit utilization of our assets, and adversely affect our revenues and results of operations.

In addition, the customer agreements we enter into and the petroleum commodities we sell are substantially dependent on drilling, completion, and production activity by producers near our facilities and transportation assets. A significant portion of our revenue is derived from Jorgan Development, LLC (“Jorgan”), which is controlled by our Chief Executive Officer and director, James Ballengee. Any slowdown in producer activity or a change in Jorgan’s business operations could negatively impact our results of operations, cash flows, and financial position.

Our revenues are sensitive to fluctuations in oil and natural gas prices.

Our revenues and results of operations are significantly influenced by market prices for oil and natural gas, which are volatile and largely beyond our control. A sustained decline or significant fluctuation in commodity prices could reduce drilling, completion, and production activities by producers on or near our facilities, which in turn could decrease throughput, utilization of our assets, and revenues from marketing activities.

Factors that may affect oil and natural gas prices include, among others:

●	Macroeconomic conditions: including global growth trends, inflation, interest rates and monetary policy;

●	Supply and demand dynamics including production levels, import and export volumes, and storage inventories;

●	Geopolitical events, including actions by OPEC+, Russia, and other producing nations, and political instability or conflict in key regions;

●	Regulatory and environmental or tax policy changes;

●	Technological and market factors, such as advances in drilling, the availability of alternative fuels, and the transition toward lower-carbon energy; and

●	Natural or external events such as weather, natural disasters, pandemics, or cybersecurity incidents.

Prolonged periods of low oil and natural gas prices may lead producers to reduce or delay drilling and production, shut-in wells, or abandon marginal assets, which could materially and adversely affect demand for our services and our financial condition, results of operations, and cash flows.

Our business is dependent on the oil industry, which is subject to numerous worldwide variables.

Our customers and prospective customers operate in the oil and gas industry. As a result, we will be subject to the success of the oil and gas industry, which is subject to substantial volatility based on numerous worldwide factors. A decline in the price of crude oil or natural gas will have a material adverse effect on our business, financial condition, results of operations and cash flows. The oil and gas industry is competitive in all its phases. Competition in the oil and gas industry is intense. Our customers could include competitors such as oil and gas companies that have substantially greater financial resources, staff and facilities than those of our customers and lessees. Competitive factors in the distribution and marketing of oil and other hydrocarbon products include price and methods and reliability of delivery.

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

Our business is closely tied to the oil and gas industry, which is subject to substantial volatility. Fluctuations in the price of crude oil and natural gas, as well as changes in supply, demand, and market margins, can materially and adversely affect our revenues, operations, and cash flows. Low prices or reduced demand for oil and gas could reduce customer investment in drilling and production, limit demand for our services and products, and adversely impact our financial results.

Our operations are also subject to the hazards inherent in the oil and gas industry, including equipment failures, vehicle accidents, fires, explosions, blowouts, pipeline failures, oil spills, and exposure to hazardous substances. In addition, natural disasters, such as blizzards, storms, floods, earthquakes, and other adverse weather events, could damage our assets, disrupt operations, and result in environmental or regulatory liabilities. These events could increase operating costs, affect insurability, harm our reputation, or lead customers to reduce or terminate their use of our services.

Our operations are subject to unforeseen interruptions and hazards inherent in the oil and gas industry, for which we may not be adequately insured and which could cause us to lose customers and substantial revenue.

While we maintain insurance coverage, it may be inadequate to cover all potential losses or liabilities. Certain policies may have sub-limits, exclusions, or escalating premiums, and we may be unable to obtain desired coverage at reasonable rates. If we incur significant losses that are not fully insured, or fail to meet insurance requirements, our financial condition, results of operations, and cash flows could be materially and adversely affected.

A substantial portion of our operating assets are located in the Permian and Eagle Ford Basins, making us vulnerable to risks associated with geographic concentration in two geographic areas.

A substantial portion of our assets and operations are concentrated in the Permian and Eagle Ford Basins of Texas and New Mexico. This geographic concentration exposes us and our customers to regional supply and demand fluctuations, production delays, transportation or processing constraints, natural disasters, adverse weather, water shortages, and regulatory or political developments. Such concentration may magnify the impact of these risks and could adversely affect our operations, revenues, and financial performance.

Finally, the oil and gas industry is highly competitive. Our prospective customers may include companies with greater financial, operational, and technical resources than our customers and lessees. Competitive factors in the industry include price, delivery reliability, methods, and efficiency. Failure to remain competitive could reduce our customer base and materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

The global economy is subject to fluctuation, and it is unclear how stable the oil industry and the manufacturing industry will be in the future. As a result, there can be no assurance that the business will achieve anticipated cash flow levels. Further, recent world events evolving out of trade disputes, increased terrorist activities and political and military action in the Middle East and elsewhere, among other events, have created an air of uncertainty concerning the stability of the global economy. Historically, such events have resulted in disturbances in financial markets, and it is impossible to determine the likelihood of future events. Any negative change in the general economic conditions in the United States and globally could adversely affect the financial condition and operating results of the business. We plan to expand our level of operations. However, slower economic activity, concerns about inflation or deflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the general economy and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, especially in the United States. Political and social turmoil related to international conflicts and terrorist acts may place further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, then our business, financial condition and results of operations could be materially and adversely affected.

We may not be successful in pursuing additional commercial opportunities for our facilities and transportation assets.

Our future growth may place demands on our financial, operational, and human resources, which could negatively affect our results of operations, cash flows, and financial position. Our ability to grow will depend on a number of factors, including:

●	Market and regulatory factors: investment by customers in drilling and development in our core areas, oil and natural gas prices, and applicable legal or environmental restrictions;

●	Operational and strategic capabilities: our ability to develop existing and future projects, including petroleum transportation, processing, and terminaling facilities, and to identify and complete accretive acquisitions;

●	Human capital and commercial relationships: our ability to attract, retain, and deploy skilled personnel, and to maintain or establish relationships with customers; and

●	Financial resources: access to, and cost of, capital to fund future growth or acquisitions, and limitations under existing or future debt agreements.

We may also face challenges in making attractive acquisitions or integrating acquired assets and facilities, which could limit our growth prospects.

Our construction of new facilities and infrastructure and successful execution upon our growth plans is subject to regulatory, construction, supply chain and other risks common in the development and operation of facilities and other infrastructure.

We intend to grow our business partly through revenues and contracts tied to newly constructed facilities. Construction projects involve regulatory, environmental, political, and legal uncertainties, including opposition from environmental groups, local communities, and other stakeholders. Such opposition may result in delays or denials of permits, organized protests, regulatory challenges, lawsuits, or attempts to disrupt or sabotage operations.

There can be no assurance that facilities will be developed at all, completed on schedule, or constructed at economical cost, and anticipated benefits may not materialize. Technical difficulties during construction may reduce capacity or shorten the useful life of assets. Expansion projects may fail to attract sufficient demand or new customers, potentially limiting expected returns and adversely affecting our results of operations, cash flows, and financial position.

Acts of sabotage or eco-terrorism could cause damage, injury, environmental harm, or operational interruptions. Government authorities exercise discretion in permit timing and scope, and public intervention may further delay approvals. Negative public perception could restrict our customers’ ability to operate profitably, which in turn could reduce usage of our existing transportation and facilities assets and hinder future development. Any such events, or expenditures not covered by insurance, could materially impact our revenue and financial performance.

Because we rely on a limited number of key employees who are instrumental to our ability to conduct and grow our business, the loss of any of these individuals could materially and adversely affect our ability to successfully operate and expand our business.

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

We depend on the continued services of our key personnel, including James Ballengee, our Chief Executive Officer, Kimberly Hawley, our Executive Vice President, Chief Financial Officer & Treasurer, Les Patterson, our Executive Vice President and Chief Operating Officer, and Pat Knapp, our Executive Vice President, General Counsel & Secretary. Our work with each of these key personnel are subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

We may have difficulty raising additional capital when needed, and any such financing could result in dilution to existing stockholders or the issuance of securities with rights, preferences, or privileges that are senior to those of our common stock, which could materially and adversely affect existing stockholders.

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

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to shareholders: Potential dilutive instruments as of December 31, 2025 include the following: convertible notes payable, which are convertible into approximately 9,153,859 shares of common stock, stock options and vesting or unissued stock awards granted to previous and current employees of 7,784 shares of common stock, stock options and vesting or unissued stock awards granted to board members or consultants of 3,944 shares of common stock. The Company also has warrants outstanding to purchase 400 shares of common stock as of December 31, 2025.

We are subject to the significant influence of one of our current officers and directors, and his interests may not always coincide with those of our other stockholders.

James Ballengee, one of our officers and directors, and Chairperson of the Board of Directors, beneficially owns approximately 5.0% of our outstanding Common Stock. As a result, Mr. Ballengee is able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. Because the interests of Mr. Ballengee may not always coincide with those of our other stockholders, such stockholder may influence or cause us to take actions with which our other stockholders disagree.

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

As a result of our financial condition, there is uncertainty regarding our ability to continue as a going concern. To that end, our independent registered public accounting firm for our financial statements for the year ended December 31, 2025 has included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern, we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this, we may not be able to continue as an operating company.

We have identified material weaknesses in our internal control over financial reporting, and any failure of these controls could prevent accurate financial reporting or fraud prevention and materially undermine investor confidence in our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to maintain effective internal control over financial reporting. All internal control systems, however well designed, have inherent limitations and can provide only reasonable assurance that financial reporting objectives are met. If we fail, or are perceived to fail, in producing reliable financial reports, investors could lose confidence in our reported results, which could negatively affect the market price of our common stock.

We have identified material weaknesses in our internal controls related to segregation of duties and the financial reporting process. As of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that:

●	Accounting and financial reporting personnel: We lacked sufficient personnel to achieve adequate segregation of duties and review controls over technical accounting matters and specialist estimates

●	Accounting and financial reporting personnel: We had employee turnover during the year ended December 31, 2025, which impacted the consistency and effectiveness of internal controls, including technical accounting matters and the work of specialists involved in the estimation process.

These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

We are taking steps to address these material weaknesses, including hiring additional personnel and strengthening our financial reporting processes. However, there can be no assurance that material weaknesses will not occur in the future.

If new material weaknesses are identified, or if we fail to comply with Section 404 requirements, we may be unable to assert that our internal control over financial reporting is effective. This could result in delayed filings, loss of investor confidence, negative impacts on our stock price, regulatory investigations, or litigation, any of which could materially and adversely affect our business, financial condition, results of operations, and reputation.

Because we are required to obtain and maintain a variety of permits to operate our business, failure to successfully obtain or maintain such permits could materially and adversely affect our operations.

Our business requires a variety of permits to operate. If we are unable to obtain or maintain these permits in a timely manner, our operations could be delayed or disrupted. Additionally, our customers may not receive permits for the specific use of our equipment, and we may be unable to modify our equipment to meet their permitting requirements. Permit issuance depends on applicable government agencies and is beyond our control and that of our customers. There can be no assurance that we or our customers will obtain the necessary permits, which could have a substantial adverse effect on our operations and financial condition.

Because we are required to pay permit and approval fees to operate in certain business segments and locations, failure to pay such fees could materially and adversely affect our business.

We are required to pay various permit and approval fees to governmental and quasi-governmental agencies to operate in certain business segments and locations. These fees are subject to change at the discretion of the various agencies. Our inability to pay these permit and approval fees could substantially and adversely affect our operations and financial condition.

Because we and our customers are subject to numerous domestic and international governmental regulations, our continued success depends on our ability to comply with these requirements.

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

For the year ended December 31, 2025, approximately 23% of our total revenues was generated from one major customer, who was a related party. In addition, we rely on a limited number of customers across our crude oil transportation, terminaling and storage, marketing and trading, and remediation segments. Many of our contracts do not include minimum volume commitments, and demand from these customers may fluctuate due to factors beyond our control. The loss of any major customer, a reduction in volumes, or the inability to renew or replace contracts due to competition, credit issues, or other factors could materially and adversely affect our revenues, results of operations, cash flows, and financial condition.

If we are unable to begin operations with our RPCs and remediation services, or if delays or other risks inherent in early-stage operations occur, we could incur substantial losses.

Our RPCs and related remediation services are at an early stage of operations, and their success is subject to the substantial risks inherent in establishing a new business venture. We may be unable to successfully commission our RPCs, secure contracts for remediation services, or begin operations as planned. Delays or difficulties in commissioning, operational interruptions, or the need to relocate facilities could result in substantial losses.

The construction and operation of the RPCs involve risks related to specialized manufacturing equipment, plant operations, and external factors beyond our control, including adverse weather, strikes, energy shortages, cost inflation, environmental conditions, and legal or regulatory matters. Damage, destruction, or malfunction of critical equipment could impair our ability to commence or continue operations, and cost overruns, changes in design, or additional compliance requirements could increase capital and operating expenses, negatively affecting our financial condition and results of operations.

We also have significant contractual obligations, including land and equipment leases, which could be adversely affected if commissioning or operations are delayed or unsuccessful. Moreover, our RPC services, including soil remediation and the extraction and sale of hydrocarbons recovered from contaminated properties, may not prove commercially successful. Any of these risks could materially and adversely impact our business, results of operations, cash flows, and financial condition.

We will continue to be subject to competition in our business segments.

We face competition across each of our business lines. In crude oil transportation, terminaling, and storage, we compete with numerous midstream operators, including large integrated companies with extensive pipeline networks and tank farms, greater financial resources, and the ability to offer more favorable terms. In our marketing and trading activities, we compete with well-capitalized integrated energy companies that benefit from broader trading platforms, established market relationships, and stronger credit profiles. In our remediation segment, once the RPC becomes operational, we expect competition from established waste treatment, recycling, and environmental service providers, as well as from alternative technologies that oil producers may adopt to reduce costs and from industries seeking substitutes to oil and gas.

The markets in which we operate are highly competitive and subject to rapid change. Many of our competitors benefit from stronger brand recognition, deeper customer relationships, and greater financial and operational resources, which allow them to adapt more quickly to changing conditions, pursue opportunities more aggressively, and allocate more to marketing, sales, and pricing initiatives. These competitive pressures could limit our ability to attract and retain customers and could adversely affect our business, financial condition, and results of operations.

We carry insurance coverage against liabilities for personal injury, commercial liability, pollution, death and property damage, but there is no guarantee this coverage will be sufficient to cover us against all claims.

Although, we maintain insurance coverage against liability for personal injury, commercial liability, pollution, death and property damage, however there can be no assurance that this coverage will be sufficient to fully cover such liabilities. We do not carry business interruption insurance and we may not be insured or fully insured against the potential losses that could arise from our operations. In addition, there can be no assurance that insurance for certain risks will remain available in the future on commercially reasonable terms, from our current carriers, or at existing coverage levels. If a loss occurs that is partially covered or completely uninsured, or if coverage becomes unavailable for any reason, we could be subject to significant liability, which may adversely affect our business.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To protect our proprietary rights, we rely on a combination of patents, copyrights, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. Despite these efforts, our applications for patents may not be granted or, if granted, may be challenged or invalidated. Issued patents may not provide us with competitive advantages, and our protection efforts may not prevent misappropriation of our technology or the development of competing technologies. In addition, another party may obtain a blocking patent, which could force us to obtain a license or design around the patent in order to continue offering certain features or services.

We may become involved in lawsuits to protect or enforce our patents that would be expensive and time consuming.

In order to protect or enforce our intellectual property rights, we may initiate litigation or become subject to interference or opposition proceedings in patent and trademark offices. These matters are often expensive and time-consuming, and could divert our technical and management personnel from their normal responsibilities. An adverse determination could put our pending patent applications at risk of not being issued or limit our ability to protect existing rights. In addition, the discovery process in such proceedings creates a risk that some of our confidential information could be disclosed through documents, depositions, or testimony, which could materially and adversely affect our business and financial results.

Our business involves litigation risk, and we are currently involved in litigation that may impact our business.

The crude oil transportation and marketing business is capital- and regulatory-intense, and involves a substantial risk of litigation. We are currently involved in material litigation. While we endeavor to vigorously defend all claims against us, there is a risk that the outcomes or any or all of our current or future litigation may have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Because our operations depend on our ability to transport equipment to various locations, any increase in cost or disruption in the availability or reliability of transportation could adversely affect our business.

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

The lands on which we conduct our business operations must comply with applicable zoning and land use regulations. Any existing and future violations, changes in zoning laws, or challenges by local authorities could limit our ability to operate, require costly modifications, or force us to relocate facilities. Such restrictions could adversely affect our business, financial condition, and cash flows.

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

We may be subject to liability if our equipment, facilities, and assets do not perform as expected.

We may be exposed to liability if our equipment, facilities, or other assets fail to perform as intended. Contracts with customers typically grant rights regarding the condition and use of our products and services, and certain contractual or legal claims could arise in the event of equipment failure, defects, or accidents. Such claims could involve personal injury, death, property damage, or pollution. While we maintain insurance coverage, there can be no assurance that all risks are insured, that insurance will remain available on economically reasonable terms, or that our coverage limits will be sufficient. We may be liable for uninsured or underinsured claims, which could materially and adversely affect our business, financial condition, and results of operations.

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

Business operations could be materially affected if key components are unavailable or supplier production is delayed.

Our ability to manufacture, maintain, and repair our facilities and transportation assets, as well as produce and market our products, depends on timely access to certain key components, some of which are available only from limited third-party suppliers. If these components become unavailable, are delayed, or cannot be acquired at competitive prices, our operations could be disrupted. The loss of a key supplier, or delays in obtaining shipments, could adversely affect our ability to meet contractual obligations, cause a loss of sales, and have a material adverse effect on our business, financial condition, and results of operations.

Any shortage of skilled labor or inability to secure qualified third-party contractors could materially disrupt our operations and adversely affect our business.

Our future growth may place demands on our financial, operational, and human resources, which could negatively affect our results of operations, cash flows, and financial position. Our ability to grow depends, in part, on our ability to attract, retain, and deploy skilled personnel. Any shortage of skilled labor could adversely impact productivity, increase costs, and limit our ability to expand production to meet demand.

We outsource certain aspects of our business to third-party contractors and rely on their ability to provide services in a timely and effective manner. If contractors fail to perform or if we are unable to secure qualified replacements, our operations could be disrupted, which may materially affect our business, financial condition, results of operations, and cash flows.

Union activities could adversely impact our business.

While none of our employees are currently unionized, future employees may seek union representation or collective bargaining agreements. Unionization could increase labor costs, reduce productivity, and raise the risk of work stoppages. Any work stoppage could disrupt operations and materially and adversely affect our business, financial condition, results of operations, and cash flows.

Future acquisitions may fail, be costly, or difficult to integrate, which could materially harm our business and stock value.

Our growth strategy includes acquiring additional companies, crude oil marketing strategies, and transportation or facility assets, but we may not be able to identify, negotiate, finance, or close acquisitions on acceptable terms, if at all. Even if acquisitions are completed, we may face challenges managing multiple businesses or integrating new operations, including differences in corporate culture, systems, personnel, or competitive environments. Acquisitions may also involve companies with limited operating histories, small market shares, reliance on key personnel, unpredictable operating results, litigation exposure, rapidly changing products, or significant capital requirements. Competition from other investors may further increase acquisition costs or limit available opportunities. Future acquisitions may fail to perform as expected, and any of these risks could materially and adversely affect our business, results of operations, financial condition, and the trading price of our common stock.

Our ability to grow and execute our core business operations may be limited.

Following the sale of certain non-core assets, our primary focus is on crude oil transportation, facilities services, marketing and trading, and remediation. While we intend to expand these operations, there can be no assurance that we will be successful in doing so. If we are unable to effectively execute our strategies, compete with larger market participants, or expand into new opportunities, our business plans, financial condition, and revenue growth could be materially and adversely affected.

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

The conflict in Iran, which escalated sharply in late February 2026, has caused uncertainty in the energy markets.

As of April 2026, our business is subject to significant risks arising from the ongoing armed conflict involving the United States, Israel, and Iran, which has materially disrupted regional energy markets, critical infrastructure, and the maritime supply chains, which could impact our business in unforeseen ways. The conflict, which escalated sharply beginning in late February 2026, has resulted in the effective closure of the Strait of Hormuz — the world’s single most critical energy chokepoint — to most commercial shipping, with Iran threatening to fire on vessels attempting transit and commercial operators, major oil companies, and insurers having substantially withdrawn from the corridor. The closure has been characterized as the largest disruption to global energy supply since the 1970s energy crisis. These events could have an unknown impact on our business, our ability to obtain insurance at reasonable levels, and other potential unforeseen consequences.

Risks Related to our Common Stock

Although our shares of Common Stock are listed on The Nasdaq Capital Market, our shares of Common Stock are subject to potential delisting if we do not meet or continue to maintain the listing requirements of The Nasdaq Capital Market.

Our common stock is listed on Nasdaq; however, to keep our listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million. Previously, we were not in compliance with Nasdaq’s $1.00 per share minimum bid price requirement, which caused us to be suspended from trading on Nasdaq. We recently regained compliance with Nasdaq’s $1.00 minimum bid price requirement and expect to be re-listed on Nasdaq in April, 2026.

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

Our Common Stock may be affected by limited trading volume and our share price may be volatile, which could adversely impact the value of our Common Stock.

There can be no assurance that an active trading market in our Common Stock will be maintained. Our Common Stock is likely to experience significant price and volume fluctuations in the future, which could adversely affect the market price of our Common Stock without regard to our operating performance and the market price of our common stock after this offering may drop below the price you pay. In addition, we believe that factors such as our operating results, quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, including as the result of the domestic or global events, could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

This Annual Report contains forward-looking statements that are based on our current expectations, estimates and projections but are not guarantees of future performance and are subject to risks and uncertainties.

This Annual Report contains forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in these “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

If we do not retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.

Conversion of our outstanding convertible notes could result in substantial dilution to existing stockholders and depress the market price of our common stock.

We currently have a number of outstanding convertible promissory notes with an aggregate face value of $10,175,237, plus interest. In the event the holders of those notes elect to convert the amounts due under the notes into shares of our common stock, or we elect to make the payments due under the notes in shares of our common stock, such shares could be unrestricted if issued pursuant to an effective Registration Statement or if the shares underlying the conversion are eligible to issued free trading under Rule 144, and the conversion price per share could be lower than the then-current price of our common stock, which could lead to significant decreases in the price of our common stock if the holder of the notes sold such shares of common stock on the open market.

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

We are not in the business of buying and selling securities of other companies. As our strategy had involved the Company investing in other companies, including Adapti, Inc., it is possible that we could be deemed an investment company, although, given the nature and extent of our business operations, we do not believe that we are or will be subject us to the Investment Company Act. Our investment in Adapti, Inc. arose from loan agreements that were settled in the form of equity because cash was not available for the borrowers to pay the loans in cash. The Company has not traded or sold any securities of other companies that it has acquired. For those LLCs for which the Company serves as manager, it has been disclosed in the business plan of these LLCs that their primary business is related to our administration, or our operations, or our proposed future operations. These entities do not engage in activities such as investing, reinvesting, owning, holding or trading “investment securities,” and neither the units of ownership for these entities, nor rights to royalties, have any market and are not traded, and such interests are accounted for at cost.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Presently, our “investment securities,” which include our holdings in Adapti, Inc., as well as certain entities described in our corporate structure, comprise approximately .22% of our total assets, which is below such 40% threshold. As our business continues to develop and production increases, the percentage of our total assets comprised of investment securities is expected to decline substantially; however, in the event that the percentage of our holdings in investment securities increases, we risk exceeding such 40% threshold and being deemed an investment company. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

Our informational technology consultant leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. Our informational technology consultant has over 11 years of experience working with companies in the information technology field.

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

Item 2 - Properties

Through a subsidiary, we currently lease executive office space in Dallas, Texas.

We own the following properties through various subsidiaries:

●	Approximately 9.4 acres in Richland Parish, Louisiana, underlying our Delhi, Louisiana facility.

●	Approximately 7 acres in Scurry County, Texas, underlying our Colorado City, Texas terminal facility.

●	Easements and rights of way covering approximately 45 miles related with the Omega Gathering Pipeline.

In addition, we lease land or hold access rights for the operation of ten crude oil pipeline injection truck stations in Texas, New Mexico, and North Dakota through an operating subsidiary in our facilities segment. We believe these facilities are in good condition. Another operating subsidiary leases a portion of approximately 58.8 acres of land in Frio County, Texas, used for a truck yard, office, and shop, and we also lease approximately five acres in Ward County, Texas for a truck yard and shop.

Item 3 - Legal Proceedings

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

James Samuelson v. Vivakor, Inc., James Ballengee, et al., Case No. 30-2025-01496877-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—July 14, 2025)—Plaintiff asserted claims for failure to pay wages, employment misclassification, breach of contract, promissory estoppel, unjust enrichment, constructive discharge, and tortious interference with contract seeking damages of $1,277,499.95 plus pre- and post-judgment interest, attorneys fees, and costs of court. On October 17, 2025, the Company entered into a Settlement Agreement (the “Samuelson Settlement Agreement”) with James Samuelson (“Samuelson”), in order to settle claims made by Samuelson in this lawsuit (the “Samuelson Lawsuit”). Under the terms of the Samuelson Settlement Agreement the Company was obligated to pay Samuelson $100,000 on or before January 30, 2026, and issue Samuelson shares of its common stock as follows: (i) $400,000 worth of shares on October 24, 2025, (ii) $400,000 worth of stock on November 3, 2025, (iii) $400,000 worth of stock on November 13, 2025, and (iv) $350,000 worth of stock on November 24, 2025 (together, the “Samuelson Shares”). The Samuelson Shares were issued timely and unrestricted under the Company’s 2023 Equity Incentive Plan and registered on a Form S-8 Registration Statement and valued with an issuance price equal to a 20 percent discount of the average of the lowest 5 VWAPs over the prior 15 trading days prior to each issuance date. The sale of the Samuelson Shares by Samuelson is subject to a Leak-Out Agreement, under which Samuelson cannot, in any 24-hour period, sell the Samuelson Shares in an amount representing more than the greater of (i) the total aggregate daily net proceeds from the sale of shares equaling $25,000; (ii) 10% of the 90-day average trading volume; or (iii) 10% of any given days’ trading volume as reported by Bloomberg, LP on the applicable day. As a result of the Samuelson Settlement Agreement, all dates and deadlines related to the Samuelson Lawsuit have been taken off calendar by the Court and the case has been dismissed with prejudice.

Julie Ridenhour Tonroy, as Personal Representative of the Estate of John Ridenhour, Deceased, v. Endeavor Crude, LLC, et al., Case No. CJ-2024-40 (Dist. Ct., Blaine Cty., Okla.—March 21, 2024)—Plaintiff asserted claims of negligence, respondeat superior, and wrongful death of decedent related to a motor vehicle accident involving a driver for Endeavor Crude, LLC while operating motor vehicle equipment owned or leased by Meridian Equipment Leasing, LLC, and sought damages in excess of $1,000,000. This lawsuit was settled in August 2025.

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

Mikasa McKnight v. Endeavor Crude, LLC, et al., Case No. 202422195 (190th Dist. Ct., Harris Cty., Tex.—Jul. 2, 2024)—Plaintiff alleged negligence, negligent hiring, negligent entrustment, and respondeat superior relating to a motor vehicle accident involving a tractor-trailer operated under the motor carrier authority of Defendant Endeavor Crude, LLC, and sought damages in excess of $1,000,000. The Court entered an Order of Nonsuit, dismissed the lawsuit with prejudice, prohibiting the Plaintiff from refiling the lawsuit.

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

VivaVentures Remediation Corp. v. Viva Wealth Fund I, LLC, Case No. 250907053 (Dist. Ct., Salt Lake City, Utah—August 27, 2025)—Plaintiff alleges breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit, and unjust enrichment against Defendants, seeking damages exceeding $5.3 million, plus attorney’s fees and costs of court, relating to a lease for RPC equipment. Defendant has not yet responded.

Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025)—Plaintiff, former Chief Financial Officer of the Company, its subsidiary, and certain unnamed defendants for claims of breach of contract, breach of implied covenant in contract, and claims related to failure to pay wages, alleging total damages of $2,154,158.47, plus interest, attorneys fees, and costs of court. On November 5, 2025, the Company entered into a Settlement Agreement (the “Nelson Settlement Agreement”) with Tyler Nelson (“Nelson”), in order to settle claims made by Nelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025) (the “Nelson Lawsuit”). Under the terms of the Nelson Settlement Agreement the Company was obligated to pay Nelson as full satisfaction of all alleged wage losses and alleged non-wage damages: (i) $250,000 on or before November 5, 2026, (ii) $100,000 within 30 days from the date of the Nelson Settlement Agreement, (iii) $100,000 within 60 days from the date of the Nelson Settlement Agreement, and (iv) $1,550,000 within 90 days from the date of the Nelson Settlement Agreement. The Company paid Nelson the initial $250,000 payment. Nelson was formerly the Company’s Chief Financial Officer and a Director. As a result of the Nelson Settlement Agreement, all dates and deadlines related to the Nelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Nelson Lawsuit through the final payment of the Nelson Settlement Agreement consideration. The Company made the first three payments under the Nelson Settlement Agreement but did not make the final $1,550,000 payment. As a result, the Plaintiff entered the stipulated judgment against the Company and is attempting to collect the remaining amount owed from the Company, its subsidiaries and certain of its executive officers.

SRAX, Inc. v. Vivakor, Inc., et al., Case No. 2023CUB014131 (Sup. Ct. Ventura Cty., Cal.—Sept. 18, 2023)—Plaintiff asserts claims for breach of contract for Defendant’s failure to pay Plaintiff for financial technology services. Plaintiff obtained a default judgment. Defendant has filed a motion to set aside the default judgment, which is pending before the court.

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

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operation.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “VIVK.”

Holders

As of April 15, 2026, there were 2,068,041 shares of Common Stock outstanding held by approximately 535 holders of record (not including an indeterminate number of beneficial holders of stock held in street name).

Warrants

There are warrants to purchase 400 shares of common stock issued and outstanding as of April 15, 2026.

Preferred Stock.

We are authorized to issue 15,000,000 shares of preferred stock, par value $0.001. We currently have one series of preferred stock designated, namely our Series A Preferred Stock. Our preferred stock is “blank check preferred” whereby our Board of Directors may create a series of preferred stock and set the rights and preferences of such preferred stock, without further shareholder approval. The availability or issuance of preferred shares in the future could delay, defer, discourage or prevent a change in control. We previously had five series of preferred stock designated entitled Series A Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, Series C Preferred Stock and Series C-1 Preferred Stock. On February 6, 2025 we filed a Certificate of Amendment to our Articles of Incorporation (deemed to be effective for accounting purposes as of October 1, 2024) which withdrew those prior series of preferred stock. Our current Series A Preferred Stock was created on February 14, 2025 and has 150,000 shares authorized with 107,789 shares of outstanding, which shares were deemed to be issued as of October 1, 2024 for accounting purposes. Our Series A Preferred Stock has a stated value of $1,000 per share, as an annual dividend rate equal to six percent (6%) of the stated value per share, with such dividends payable in shares of our common stock, has liquidation preference, has voting rights on an “as-converted” basis, and are only convertible into shares of common stock at the decision of the company, subject to certain ownership limitations.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 10, 2023, our 2023 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock. The Plan’s number of authorized shares is 200,000. As of April 15, 2026, no options had been granted or exercised under the Plan. As of April 15, 2026, there were stock awards granted of 22,246 shares of common stock under the plan. As of April 15, 2026, the Plan had 22,246 vested shares and 22,246 non-vested shares underlying the stock awards. We have not issued any other type of equity awards under the Plan.

On February 14, 2022, our 2021 Equity and Incentive Plan went effective. The plan was approved by our Board of Directors. The Plan’s number of authorized shares is 10,000. As of April 15, 2026, there were stock options and awards granted to acquire 8,345 shares of common stock at a weighted exercise price of $394 per share under the plan. As of April 15, 2026, the Plan had 8,609 vested shares and no non-vested shares underlying the stock options. As of April 15, 2026, no options had been exercised under the Plan. We have not issued any other type of equity awards under the Plan. The stock options issued under the Plan are held by certain of our current and former executive officers.

Recent Issuance of Unregistered Securities

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act in the last fiscal year. Except where noted, all of the securities discussed in this Item 5 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

2025

On July 9, 2025, we entered into a Second Amendment to Loan Agreement and Registration Rights Agreement (the “Amendment”), and an Additional Junior Secured Convertible Note (the “Additional Note”, together with the Amendment, the “New Loan Documents”), under which we agreed to issue J.J. Astor & Co. (the “Lender”) the Note in the principal amount of $5,940,000. Under the New Loan Documents, we will receive net proceeds of $971,025.65, with the remainder of the principal amount going to (a) a $176,000 origination fee, (b) an aggregate of $3,232,974.35 (the “Holdback Amounts”) representing (i) a $891,000 holdback amount to be applied to pay the first six Weekly Installment Payments when due under the Additional Note (hereinafter defined), (ii) $1,395,540.35 to be applied to pay the seven past due Weekly Installment Payments under the Initial Note, plus accrued interest thereon, and (iii) $946,434 to secure and cover the payment of the next six Weekly Installment Payments due under the Initial Note, (c) $20,000 to pay Lender’s legal fees, and (d) and original issuance discount of $1,540,000. The Note is payable over forty equal weekly installments of $148,500, which may be paid in cash or, at the option of the Company once an appli registration statement is effective, in free trading shares of its common stock issued at a twenty percent (20%) discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The Note does not bear interest unless in default and is subject to mandatory prepayment upon the receipt of proceeds from identified sales of equity interests in the Company and/or the receipt of certain extraordinary cash payments. In the event we default on the terms of the Initial Note or the Additional Note, the conversion price under the notes is a 50% discount to discount to the lower of either the previous day’s closing price or the average of the four lowest volume-weighted average prices during the prior twenty (20) trading days. The lender is secured by a junior lien in all assets of the Company, subject to exceptions for existing debt covenants of the Company. The Company reserved 75,000 shares of its common stock for issuance in connection with a conversion under the Additional Note and the Company agreed to issue the Lender 750 shares of its common stock as additional consideration for the loan (the “Commitment Shares”). We received the funds under the New Loan Documents on July 15, 2025. Beginning in September 2025 and continuing through November 18, 2025, the Lender delivered multiple conversion notices pursuant to the terms of the Initial Note. In aggregate, the Lender converted $4.05 million of outstanding principal into approximately 172,500 shares of the Company’s common stock at contractually discounted conversion prices. Each issuance was made without a Rule 144 restrictive legend based on legal opinions obtained by the Company and its transfer agent. On October 2, 2025, we issued the Lender the 1,250 shares due as Commitment Shares under the Initial Note. These shares were issued as restricted stock with a standard Rule 144 restrictive legend.

Between June 6, 2025 and June 9, 2025, we issued convertible promissory notes (the “Notes”), to seven non-affiliated accredited investors (the “Holders”), in the aggregate principal amount of $5,117,647.06 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “SPA”). Under the terms of the SPA and the Notes, we received $4,350,000 prior to deducting placement agent fees of $391,500, Holders attorney’s fees of $20,000 and escrow fees of $5,000. The Notes matures twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and is convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the Note (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuance of the Notes, we issued the Holders 3,263 shares of our common stock as additional incentive to enter into the SPA and the Notes. In the fourth quarter of 2025 through the first quarter of 2026, the Holders submitted numerous conversion notices converting $3,178,689.61 of the principal and interest due under the Notes into approximately 958,232 shares or our common stock.

On May 20, 2025, we issued an aggregate of 8,825 shares of our restricted common stock for three months of dividends to the holders of our Series A Preferred Stock. Of those shares, 6,922 were issued to Jorgan Development, LLC and 70 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

Between May 14, 2025 and May 28, 2025, we issued convertible promissory notes (the “CT Notes”), to several accredited investors (the “CT Holders”), in the aggregate principal amount of $747,500 in connection with a Securities Purchase Agreement entered into by and between the Company and the Holders (the “CT SPA”). Under the terms of the CT SPA and the CT Notes, we received $650,000, the CT Notes mature twelve months from the date of issuance, have a 15% original issuance discount, have a one-time ten percent (10%) interest charge applied at the issuance date, and are convertible at eighty percent (80%) of the lower of (a) the closing price of the Company’s common stock as traded on either the Nasdaq or the New York Stock Exchange or the NYSE Amex Exchange (as applicable) on the trading day immediately prior to the date a notice of conversion is submitted in writing to the Company under the CT Notes (each a “Notice Date”), or (b) the average of the four lowest VWAPS over the twenty (20) trading days prior to the applicable Notice Date. In connection with the issuances of the CT Notes, we issued the Holders 438 shares of our common stock as additional incentive to enter into the SPA and the Notes. In the fourth quarter of 2025, the CT Holders converted $869,954.48 of principal and interest due under the CT Notes into approximately 71,146 shares of our common stock.

On April 11, 2025, we issued Cedarview Capital Management LLC, and its assignees, 1,500 shares of our restricted common stock. The shares were issued pursuant to the terms of a Side Letter with an effective date of April 9, 2025, which modified and extended the repayment terms of the Secured Promissory Note dated October 31, 2024 held by Cedarview.

On April 11, 2025, we issued 1,750 shares of our restricted common stock to Justin Ellis pursuant to a conversion notice we received from Mr. Ellis notifying us of his desire to convert $350,000 owed to him under that certain Convertible Promissory Note dated July 7, 2024.

On April 11, 2025, we issued an aggregate of 6,493 shares of our restricted common stock for four months of dividends to the holders of our Series A Preferred Stock. Of those shares, 4,421 were issued to Jorgan Development, LLC and 45 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

On April 11, 2025, we issued 107,789 shares of our Series A Preferred Stock to the sellers, or their assignees, in the Endeavor Entities transaction. These shares represented the preferred stock portion of the purchase price for the transaction, including any post-closing adjustments. Of these shares, 425 shares went to Jorgan Development, LLC and 5 shares went to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer. The Series A Preferred Stock has voting rights on an “as converted basis” and is only convertible by the Company. The shares do have a 6% annual dividend, based on the $1,000 stated per share value of the Series A Preferred Stock, payable in shares of our common stock.

On February 26, 2025, we issued Tysadco Partners, LLC 698 restricted shares for payment of $180,000 in outstanding invoices.

On February 26, 2025, we issued the Sellers in the acquisition of the Endeavor Entities transaction an additional 24,291 shares of our common stock and on April 11, 2025, 539 shares of our Series A Preferred Stock as part of the consideration, all of which were considered to have been issued as of December 31, 2024 for accounting purposes.

On February 10, 2025, we entered into an Amendment No. 1 to our Employment Agreement with Mr. Les Patterson, our Vice President, Operations & Construction. Mr. Patterson’s Employment Agreement misstated Mr. Patterson’s annual equity compensation, which was agreed to be annual equity compensation equal to not less than One Hundred Thousand and No/100s U.S. Dollars ($100,000) to be paid in equal quarterly installments of Twenty Five Thousand and No/100s U.S. Dollars ($25,000) based on a valuation formula set forth in the Employment Agreement, but was mistakenly drafted as annual equity compensation equal to not less than Twenty Five Thousand and No/100s U.S. Dollars ($25,000) to be paid in equal quarterly installments based on a valuation formula set forth in the Employment Agreement. As a result of the Amendment No. 1 to the Employment Agreement we are obligated to issued Mr. Patterson 374 additional shares of our common stock, which is valued at $75,000 based on the valuation formula in Mr. Patterson’s Employment Agreement.

On February 10, 2025, we entered into an Employment Agreement with Andre Johnson to be our Vice President, Human Resources As part of Mr. Johnson’s compensation we agreed to issue him 1,512 shares of our common stock as a signing bonus, as well as $75,000 worth of our common stock annually, paid in equal quarterly installments.

Item 6 - [Reserved].

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

Change in Segment Reporting

Beginning in the third quarter of 2025, the Company revised its segment reporting structure to better reflect how the chief operating decision maker evaluates performance and allocates resources across the business. Historically, the Company reported two operating segments: crude oil transportation and terminaling and storage services. In August 2024, the Company launched supply and trading activities, and during the third quarter of 2025, management determined that these activities had expanded sufficiently in scope and scale to meet the criteria for a reportable operating segment under ASC 280. As a result, the Company now reports three operating segments: transportation and logistics, terminaling and storage services, and supply and trading. Revenue generated from supply and trading was previously reported within terminaling and storage services in 2025 and as product revenue in 2024.

Concurrent with this change, the Company no longer reports “Corporate and Other” as a separate category, as these activities do not represent an operating segment and are not separately reviewed by the chief operating decision maker. Corporate-level expenses, including executive and shared services personnel costs, stock-based compensation, professional fees, and other overhead costs, are now allocated to operating segments or reflected in consolidated results, as appropriate.

The Company’s chief operating decision maker uses segment gross profit as the primary measure of performance for evaluating operating results and making decisions regarding the allocation of capital and resources. Accordingly, segment results are presented through gross profit, and segment-level operating income or loss is no longer presented. This change aligns external reporting with the manner in which management currently views and manages the business.

All segment information presented reflects the updated structure. Prior-period segment information has been recast, where applicable, to conform to the current presentation. The change in reportable segments did not impact the Company’s consolidated financial statements for prior periods other than reclassifications to conform prior period segment information to the current presentation.

Results of Consolidated Operations

Revenue

For the years ended December 31, 2025 and 2024, revenues were $104,418,809 and $89,811,240, respectively, representing an increase of $14,607,569, or 16%. The increase in revenue was primarily attributable to a full year of operations from the transportation and logistics segment following the acquisition of the Endeavor Entities on October 1, 2024, as well as the expansion of supply and trading activities during 2025.

Cost of Revenue

For the years ended December 31, 2025 and 2024, cost of revenues was $66,672,658 and $79,592,036, respectively, representing a decrease of $11,717,963, or 15%. Cost of revenues consists primarily of costs associated with the purchase and sale of crude oil and natural gas liquids, as well as operating costs related to transportation and logistics and terminaling activities.

The decrease in cost of revenues was primarily driven by changes in revenue mix, including increased contributions from higher-margin transportation and logistics operations and reduced relative activity in lower-margin terminaling and related-party transactions compared to the prior year.

Gross Profit and Gross Margin

For the years ended December 31, 2025 and 2024, gross profit was $37,746,151 and $10,219,204, respectively, representing an increase of $26,325,532, or 258%. The increase in gross profit was primarily driven by higher revenues and a significant improvement in gross margin within the transportation and logistics segment, which generated substantially higher margins following the acquisition of the Endeavor Entities.

Gross margin improved as a result of a shift in business mix toward higher-margin transportation and logistics activities and improved utilization of the Company’s assets. While the supply and trading segment contributed significantly to total revenues during 2025, it generated minimal gross profit due to the nature of those activities, which are characterized by high volumes and low margins.

Gross margin may continue to be affected by a variety of factors, including commodity prices, product mix, volumes handled across the Company’s assets, and the Company’s ability to effectively manage operating costs and expand higher-margin service offerings.

Operating Expenses

Our operating expenses consist primarily of sales and marketing, general and administrative expenses, impairment expense, and amortization and depreciation expense.

For the years ended December 31, 2025 and 2024, total operating expenses were $101,574,078 and $32,214,497, respectively, representing an increase of $69,359,581, or 215%. The increase was primarily driven by a $40,569,772 impairment charge recorded during 2025, as well as the inclusion of a full year of operating expenses from the Endeavor Entities, which were acquired on October 1, 2024. The Company also reduced goodwill in connection with the divestiture of certain business units during the year.

General and administrative expenses increased to $43,014,172 for the year ended December 31, 2025 from $12,206,031 for the year ended December 31, 2024, primarily due to the inclusion of a full year of costs associated with the Endeavor Entities, as well as increased professional fees and other public company costs. Amortization and depreciation expense increased to $17,981,914 from $11,360,425, primarily reflecting additional assets placed into service following the acquisition.

Loss from Operations

For the years ended December 31, 2025 and 2024, loss from operations was $63,827,927 and $21,995,293, respectively, representing an increase of $41,832,634, or 190%. The increase in operating loss was primarily driven by a $40,569,772 goodwill impairment charge recorded during 2025.

Excluding the impact of the impairment charge, operating results reflect increased activity from a full year of operations following the acquisition of the Endeavor Entities on October 1, 2024, including higher revenues and gross profit, partially offset by increased general and administrative expenses associated with the expanded scale of the Company’s operations.

Interest Expense and Loss on Conversion of Debt

For the years ended December 31, 2025 and 2024, we realized interest expense of $26,668,529 and $4,695,234, which represents an increase of $20,304,237, or 432.44%. The increase was primarily driven by refinancing and forbearance arrangements entered into during the period, which resulted in the recognition of unamortized original issue discount and deferred financing cost write-offs, along with default-related fees. Interest expense also increased due to finance lease and debt obligations assumed in the acquisition of the Endeavor Entities on October 1, 2024, as well as the effects of the Maxus Capital Group forbearance agreement.

In addition to higher interest expense, we recognized a loss on conversion of debt of $17,403,367. The loss resulted from (i) the conversion of approximately $8.1 million of outstanding convertible debt into common stock at contractually discounted conversion prices significantly below market value, creating a non-cash charge for the excess fair value of shares issued, and (ii) the recognition of an estimated derivative liability associated with the remaining convertible notes due to the lender’s ability to convert the debt at discounted default-based conversion prices. This derivative liability is reflected within Other Liabilities on the condensed consolidated balance sheet and totaled $9,062,320 as of December 31, 2025.

Unrealized Loss on Marketable Securities

For the years ended December 31, 2025 and 2024, we reported an unrealized loss of $413,188 and an unrealized gain of $165,275 on marketable securities, which represents a decrease in the unrealized gain of $578,463, or 350.00%. Our marketable securities were traded on an active market and were accounted for at a fair value based on the quoted prices in the active markets resulting in aggregate unrealized gain as noted above.

Provision for Income Tax

The Company recorded an income tax provision of $117,004 and $126,869 for the years ended December 31, 2025 and 2024, respectively. The Company’s effective tax rate for 2025 and 2024 was -0.10% and -0.11%, which was the result of the (provision) or benefit of book income/losses offset by an additional valuation allowance on the net operating losses.

Noncontrolling Interest

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third parties. The decrease in noncontrolling interest was due primarily related to the noncontrolling interest’s allocation of the impairment expenses noted above.

Segment Operating Results for the Years Ended December 31, 2025 and 2024

Operating Results of our Terminaling and Storage Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$3,389,461	$39,829,406	$(36,439,945)	(91.49)%
Revenues - related party	8,330,299	31,199,089	(22,868,790)	(73.30)%
Total revenues	11,719,760	71,028,495	(59,308,735)	(83.50)%
Cost of revenues	4,162,336	65,788,017	(61,625,681)	(93.67)%
Gross profit	$7,557,424	$5,240,478	$2,316,946	44.21%

The terminaling and storage services segment consists of crude oil terminal facilities located in Colorado City, Texas and Delhi, Louisiana.

Revenue

The Terminaling and Storage segment generated total revenues of $11.7 million for the year ended December 31, 2025, compared to $71.0 million for the year ended December 31, 2024, representing a decrease of $59.3 million, or 83%. The decrease in revenue was primarily attributable to the divestiture of Meridian Equipment Leasing and Equipment Transport in July 2025, which significantly reduced related-party volumes and throughput activity compared to the prior year.

In addition, the decline in related-party revenues reflects a change in classification of certain activities to the transportation and logistics segment, as well as a reduction in related party crude sales.

Cost of Revenue

Cost of revenues was $4.2 million for the year ended December 31, 2025, compared to $65.8 million for the year ended December 31, 2024, representing a decrease of $61.6 million, or 94%. The decrease in cost of revenues was primarily driven by the reduction in volumes associated with the divested entities and a decline in lower-margin related-party activity.

Gross profit increased to $7.6 million for the year ended December 31, 2025 from $5.2 million for the year ended December 31, 2024, representing an increase of $2.3 million, or 44%. The increase in gross profit, despite lower revenues, reflects a shift in revenue mix toward higher-margin terminaling activities and reduced exposure to lower-margin throughput and related-party transactions.

Operating Results of our Transportation Logistics Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$23,218,485	$18,782,745	$4,435,740	23.62%
Revenues - related party	11,895,108	-	11,895,108	100.00%
Total revenues	35,113,592	18,782,745	16,330,847	86.95%
Cost of revenues	6,171,668	13,804,019	(7,632,351)	(51.29)%
Gross profit	$28,941,924	$4,978,726	$23,963,198	481.31%

This segment was acquired as part of the Company’s acquisition of the Endeavor Entities on October 1, 2024 and includes crude oil gathering and transportation assets, including pipeline and trucking operations in the Permian and Anadarko Basins.

Revenue

The Transportation and Logistics segment generated total revenues of $35.1 million for the year ended December 31, 2025, compared to $18.8 million for the year ended December 31, 2024, representing an increase of $4.4 million, or 23.62%. The increase in revenue was primarily attributable to a full year of operations in 2025, compared to a partial period following the acquisition in October 2024, as well as continued activity across the Company’s transportation network.

In addition, the increase reflects a realignment of certain related-party revenues that were previously reported within the terminaling and storage segment and are now included in the transportation and logistics segment, consistent with the Company’s revised segment reporting structure.

Cost of Revenue

Cost of revenues was $6.1 million for the year ended December 31, 2025, resulting in gross profit of $28.9 million, compared to gross profit of $5.0 million for the year ended December 31, 2024. The increase in gross profit was driven by higher revenues and strong margins associated with the transportation and logistics operations.

The segment continues to benefit from a favorable cost structure, including relatively fixed operating costs and high utilization of trucking and pipeline assets, which contributes to strong gross margins. Revenue and gross profit reflect continued trucking and pipeline transportation activity across the Permian, Eagle Ford, DJ Basin, and STACK play following the integration of the Endeavor operations.

Operating Results of our Supply and Trading Segment:

	2025	2024	Change ($)	Change (%)
Revenues	$57,585,457	$-	$57,585,457	100.00%
Revenues - related party	-	-	-	0.00%
Total revenues	57,585,457	-	57,585,457	100.00%
Cost of revenues	57,540,070	-	57,540,070	100.00%
Gross profit	$45,388	$-	$(45,388)	100.00%

The supply and trading segment purchases, markets, and resells crude oil, condensate, and related hydrocarbon products.

Revenue

The Supply and Trading segment generated revenues of $57.6 million for the year ended December 31, 2025. This segment had no comparable revenue in the prior year, as these activities were not reported as a separate operating segment prior to 2025. Certain supply and trading activities were previously included within terminaling and storage services in 2025 and reported as product revenue in 2024.

Cost of Revenues

Cost of revenues was $57.5 million for the year ended December 31, 2025, resulting in gross profit of $45,388. The segment operates on high-volume, low-margin transactions, and as a result, generated minimal gross profit relative to total revenues.

Profitability within this segment is influenced by crude oil pricing, blend economics, sourcing costs, and market demand for specific crude qualities. While this segment contributes significantly to total revenues, it is not expected to be a primary driver of gross profit compared to the Company’s transportation and logistics operations.

Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2025 and 2024 as presented below:

	December 31,
	2025	2024
Net cash provided by (used) in operating activities	$(15,780,294)	$1,810,827
Net cash provided by (used) in investing activities	1,671,926	302,188
Net cash provided by financing activities	12,527,272	819,670

Liquidity and Capital Resources

We have historically incurred net losses and negative cash flows from operations. As of December 31, 2025 and 2024, we had an accumulated deficit of approximately $204.0 million and $89.0 million, respectively. We also had working capital deficits of approximately $53.2 million and $101.5 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, we had cash and cash equivalents of $2.1 million, of which $1.8 million was restricted cash. As of December 31, 2024, we had cash and cash equivalents of $3.7 million, including $3.0 million of restricted cash.

To date, we have financed our operations primarily through debt financings and private equity offerings. Our common stock is listed on the Nasdaq Capital Market under the symbol “VIVK.”

Cash Flows from Operating Activities

Net cash used in operating activities was $15.8 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $1.8 million for the year ended December 31, 2024.

Cash used in operating activities during 2025 was primarily driven by our net loss of $110.1 million, partially offset by non-cash items, including $18.0 million of depreciation and amortization, $40.6 million of impairment charges, $17.4 million of non-cash interest expense, and $3.4 million of stock-based compensation and stock issued for services. Additionally, we recorded a $17.4 million loss on conversion of debt.

Changes in working capital also contributed to cash usage, including a $22.8 million increase in accounts receivable and a $13.4 million decrease in accounts payable and accrued expenses. These uses of cash were partially offset by modest favorable changes in other operating assets and liabilities.

For the year ended December 31, 2024, operating cash flows benefited from lower net losses of $26.4 million and similar non-cash adjustments, including $11.4 million of depreciation and amortization, $8.6 million of impairment charges, $4.8 million of non-cash interest expense, and $2.6 million of stock-based compensation. Working capital changes in 2024 included a $5.1 million increase in accounts receivable and a $7.5 million decrease in accounts payable and accrued expenses.

Non-cash investing and financing activities, including stock-based compensation and equity issued for services, reduced the need for cash outflows in both periods.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.7 million for the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024.

Investing activities in 2025 were primarily driven by $2.4 million in proceeds from the sale of property and equipment, partially offset by $0.7 million of cash returned in connection with the divestiture of Meridian Equipment Leasing and Equipment Transport and $25,515 in purchases of equipment.

For the year ended December 31, 2024, investing activities included $4.8 million of cash used for the acquisition of assets in connection with the Endeavor Entities transaction, as well as $4.5 million in capital expenditures related to the buildout of RPCs, wash plant, and pipeline facilities.

Overall, investing activity in both periods reflects our continued focus on infrastructure development and strategic portfolio optimization through acquisitions and divestitures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.5 million for the year ended December 31, 2025, compared to $0.8 million for the year ended December 31, 2024.

Financing activities during 2025 were primarily driven by $21.1 million in proceeds from loans and notes payable, including $3.1 million from related parties, as well as $9.7 million in proceeds from the issuance of common stock. These inflows were partially offset by $15.6 million in repayments of notes payable and related party debt and $2.6 million in payments on finance lease liabilities.

For the year ended December 31, 2024, financing activities included $7.5 million in proceeds from loans and notes payable, including $1.7 million from related parties, and $1.4 million in proceeds from the issuance of common stock. These inflows were offset by $6.1 million in repayments of notes payable and related party debt and $2.0 million in payments on finance lease liabilities.

Overall, financing activities in both periods reflect our reliance on a combination of debt financing, including related party support, and equity issuances to fund operations, capital expenditures, and strategic transactions.

Liquidity Outlook and Going Concern

Based on our current cash position, projected operating cash flows, and existing obligations, we will require additional capital to fund operations and meet our debt obligations over the next twelve months. As of December 31, 2025, we had approximately $2.1 million in cash and cash equivalents, of which $1.8 million was restricted, and approximately $11 million of debt maturing within one year. These factors, together with our history of operating losses and negative cash flows, continue to place significant pressure on our liquidity.

Management is actively pursuing multiple initiatives to enhance liquidity, including raising capital through equity and debt financings, executing a structured financing arrangement, and advancing the potential sale of certain midstream and transportation assets. In addition, we are focused on improving operating cash flows through the execution of our business plan, including strategic acquisitions, asset monetization, and cost management initiatives.

While we believe these actions, if successfully executed, will improve our liquidity position, there can be no assurance as to the timing or availability of such financing or the completion of planned transactions. As a result, we may be required to delay, scale back, or eliminate certain operations or pursue additional strategic alternatives.

Contractual Obligations

Regarding the Company’s finance lease liabilities during 2025, the Company entered into a forbearance agreement with Maxus Capital Group, LLC related to certain lease obligations, which provided for revised payment terms. The Company did not comply with certain terms of the agreement and is currently working with the lender to address the outstanding obligations. As a result, the related finance lease liabilities have been classified as current as of December 31, 2025.

Description	Amount
Principal portion of finance lease obligations	$8,711,784
Accrued interest	$390,068
Total finance lease liabilities (current)	$9,101,852

Our contractual obligations as of December 31, 2025 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026 through 2027. Operating lease obligations as of December 31, 2025 are as follows:

2025	85,080.00
2026	305,817.12
2027	150,478.56
2028	-
2029	-
Thereafter	$-
Total Remaining	$541,375.68

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of December 31, 2025, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses identified primarily relate to insufficient personnel within our accounting and financial reporting functions, as well as employee turnover during the year, which has impacted the consistency and effectiveness of internal controls. As a result, the Company has not yet achieved adequate segregation of duties and effective review controls over certain accounting processes, including technical accounting matters and the work of specialists involved in the estimation process. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

During 2025, the Company implemented several remediation actions to address previously identified control deficiencies. These actions included hiring external accounting consultants with technical expertise, engaging additional valuation specialists, strengthening corporate governance through the appointment of a qualified audit committee chair with financial expertise, and enhancing treasury and banking processes, including transitioning to a larger financial institution.

While these actions represent meaningful progress, the material weaknesses have not been fully remediated as of December 31, 2025, primarily due to ongoing staffing challenges, including turnover and the time required to train and integrate new personnel. Management believes that continued strengthening of the accounting function and internal control environment will result in remediation of these material weaknesses. The Company is continuing to evaluate and implement additional measures, including hiring additional qualified personnel and enhancing internal control processes, to address these deficiencies.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as resources allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 for the reasons discussed above.

Item 9B - Other Information

None.

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information about our directors, executive officers and significant employees.

Name	Age	Position(s)
James Ballengee	60	Chief Executive Officer (Principal Executive Officer) and Director
Kimberly Hawley	57	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Les Patterson	48	Executive Vice President & Chief Operating Officer
John Harris	76	Independent Director
Albert Johnson	50	Independent Director
Michael Thompson	55	Independent Director

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

Kimberly Hawley was hired as Vivakor’s Executive Vice President, Chief Financial Officer, and Treasurer of Vivakor, Inc. and Vivakor Administration, LLC on July 24, 2025. Prior to joining the Company, Ms. Hawley served as the Chief Financial Officer of Empire Diversified Energy, Inc. from February 2022 until July 24, 2025. In that role, she oversaw the financial operations of the company’s seven subsidiaries. In addition, she led financial strategy, capital structure and funding initiatives for major infrastructure and site development projects, securing over $120 million in long term debt financing. Prior to joining Empire Diversified Energy, Ms. Hawley was a Certified Public Account with Personal Management Consultants from October 2018 to January 2022, where she provided comprehensive financial management services, including strategic planning, tax forecasting, and coordination with key financial and legal advisors. Ms. Hawley received her Bachelor of Business Administration from Loyola University of Chicago, and her Master of Business Administration from Pepperdine University. Ms. Hawley is a Certified Public Accountant (CPA) in California.

The Board believes that Ms. Hawley’s compiling and preparing accurate financial statements for complex entities, as well as her extensive knowledge with financing transactions makes her ideally qualified to help lead the Company and Vivakor towards continued growth and success as the Company and Vivakor’s Chief Financial Officer.

Leslie D. Patterson joined Vivakor as Vice President of Operations & Construction in 2023 and was promoted to Executive Vice President and Chief Operating Officer in August 2025. Mr. Patterson has over three decades of construction and management experience in the domestic and international oil and gas industries. His experience spans operations, construction, business development, corporate strategy, and health, safety, and environmental concerns in onshore and offshore projects. Mr. Patterson has managed the development, construction, and commencement of operations of major capital projects for BP, ExxonMobil, Chevron, Shell, Tesoro, Sinclair, Kennecott, and Williams Gas, among others. He previously worked as Senior Vice President of Pipelines & Terminals for Bridger Logistics from 2012 to 2017, the midstream division of Ferrellgas Partners, LP (NYSE: FGP), where he independently led, developed and managed three of the company’s seven business units (pipelines, terminals, and saltwater disposal) to consistent profitability through multiple management teams and large-scale M&A transactions. Prior to Bridger, Mr. Patterson was a division operations manager at EMS, an oilfield services firm, from 2008 to 2012. Prior to EMS, he worked as the head of business development for STARCON International, an industrial projects and turn-around firm, as a division business development manager for TEPSCO, and as Vice President of Business Development for C-Entry Constructors.

Directors

James Ballengee - See “Executive Officers”

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

In making the determination of whether a member of the board is independent, our board considers, in addition to Nasdaq rules, among other things, and transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that John Harris, Albert Johnson, and Michael Thompson are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

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

Item 11 - Executive Compensation

Summary Compensation Table

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2025;

(b)	each of our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2025 who had total compensation exceeding $100,000 (if applicable); and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at December 31, 2025 (if applicable), who we will collectively refer to as the named executive officers, for the years ended December 31, 2025 and 2024, are set out in the following summary compensation table:

Executive Officers and Directors

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2025 and 2024. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the estimated fair value of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
James Ballengee	2025	1,000,000	(2)	-0-		-0-		-0-	-0-	-0-	-0-		1,000,000
CEO and Chairman(1)	2024	1,000,000	(2)	-0-		-0-		-0-	-0-	-0-	76,923	(3)	1,076,923

Kimberly Hawley	2025	148,077		25,000		3,200		-0-	-0-	-0-	-0-		-0-
EVP and CFO(4)	2024	N/A		N/A		N/A		N/A	N/A	N/A	N/A		N/A

Les Patterson	2025	290,962		-0-		46,637		-0-	-0-	-0-	-0-		337,599
EVP and COO(5)	2024	N/A		N/A		N/A		N/A	N/A	N/A	N/A		N/A

Tyler Nelson	2025	478,846		25,000		91,514		-0-	-0-	-0-	-0-		595,360
Former CFO(6)	2024	450,000		100,000	(7)	450,000	(7)	-0-	-0-	-0-	512,603	(3)(7)	1,512,603

Russ Shelton	2025	406,796		-0-		-0-		-0-	-0-	-0-	-0-		406,796
Former COO(8)	2024	76,474		-0-		150,000	(3)	-0-	-0-	-0-	4,734		231,208

Pat Knapp,	2025	359,615		-0-		100,000		-0-	-0-	-0-	-0-		459,615
Former Exec VP, GC and Secretary(9)	2024	188,461		-0-		250,000		-0-	-0-	-0-	5,797		444,254

(1)	Mr. Ballengee was hired as our Chief Executive Officer on October 28, 2022.
(2)

Pursuant to Mr. Ballengee’s Employment Agreement, his salary ($1,000,000) is paid in shares of the Company’s common stock, priced based on the volume-weighted average price (“VWAP”) of the Company’s common stock for the preceding five (5) NASDAQ trading days prior to the effective date or each annual anniversary of his Employment Agreement, as applicable. For the period from October 28, 2023 through October 27, 2024, the applicable VWAP was $0.6034946 per share, resulting in the issuance of 8,286 shares (after giving effect to the 1-for-200 reverse stock split), and for the period from October 28, 2024 through October 27, 2025, the applicable VWAP was $1.4516084 per share, resulting in the issuance of 3,445 shares (after giving effect to the 1-for-200 reverse stock split). For the period from October 28, 2025 through October 27, 2026, the applicable VWAP was $0.23, resulting in accruing the issuance of 3,624 shares (after giving effect to the 1-for-200 reverse stock split) for the period from October 28, 2025 through December 31, 2025.

(3)	Includes amounts for accrued employee benefits, including sick and vacation benefits.
(4)	Ms. Hawley was appointed as an Executive Vice President and our Chief Financial Officer effective July 24, 2025.
(5)	Mr. Patterson was appointed as an Executive Vice President and our Chief Operating Officer effective August 12, 2025.
(6)	Mr. Nelson resigned as our Chief Financial Officer effective July 19, 2025.
(7)	Includes $437,839 in payments toward accrued compensation or notes payable due to employee.
(8)	Mr. Shelton was hired as our Chief Operating Officer in October 2024 and resigned from his positions with the Company effective August 3, 2025.
(9)	Mr. Knapp was hired as our Executive Vice President, General Counsel and Secretary in June 2024 and resigned effective November 10, 2025.

Employment Agreements

James Ballengee – Chief Executive Officer

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

Pursuant to Mr. Ballengee’s Employment Agreement, his salary ($1,000,000) is paid in shares of the Company’s common stock, priced based on the volume-weighted average price (“VWAP”) of the Company’s common stock for the preceding five (5) NASDAQ trading days prior to the effective date or each annual anniversary of his Employment Agreement, as applicable. For the period from October 28, 2023 through October 27, 2024, the applicable VWAP was $0.6034946 per share, resulting in the issuance of 8,286 shares (after giving effect to the 1-for-200 reverse stock split), and for the period from October 28, 2024 through October 27, 2025, the applicable VWAP was $1.4516084 per share, resulting in the issuance of 3,445 shares (after giving effect to the 1-for-200 reverse stock split). For the period from October 28, 2025 through October 27, 2026, the applicable VWAP was $0.23, resulting in accruing the issuance of 3,624 shares (after giving effect to the 1-for-200 reverse stock split) for the period from October 28, 2025 through December 31, 2025.

Kimberly Hawley – EVP, Chief Financial Officer and Secretary

On July 24, 2025, Vivakor Administration, LLC, a wholly-owned subsidiary of the Company, entered into an executive employment agreement with Kimberly Hawley (the “Employment Agreement”) with respect to the her appointment as Executive Vice President, Chief Financial Officer, and Treasurer of the Company. Pursuant to the Employment Agreement, Ms. Hawley will receive annual compensation of $350,000. Additionally, Ms. Hawley shall be eligible for performance bonus compensation as further set forth therein. The Employment Agreement may be terminated by either party for any or no reason, by providing five business days’ notice of termination, but a termination without cause will trigger certain severance provisions, including a lump sum payment equal to one (1) calendar year’s pay. Ms. Hawley was appointed as Vivakor’s Secretary on November 10, 2026.

Les Patterson – EVP and Chief Operating Officer

On August 12, 2025, Vivakor Administration, LLC and the Company entered into a Second Amendment to the Employment Agreement with Les Patterson (the “Amended Agreement”), which amended that certain Employment Agreement dated July 1, 2025, as amended. Under the Amended Agreement, Mr. Patterson accepted the position of Executive Vice President and Chief Operating Officer of Vivakor, Inc. in exchange for a base annual salary of $375,000 and annual equity compensation of shares of Vivakor’s common stock equal to not less than $125,000, paid to Mr. Patterson in four equal quarterly installments priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the Effective Date or annual anniversary of the Amended Agreement, as applicable, with the shares issued as registered common stock under a registered equity compensation plan. The Employment Agreement may be terminated by either party for any or no reason, by providing five business days’ notice of termination, but a termination without cause will trigger certain severance provisions, including a lump sum payment equal to six (6) months pay. Mr. Patterson will also receive a one-time signing bonus within seven (7) days from signing the Amended Agreement equal to Two Hundred Fifty Thousand Dollars ($250,000.00) of Vivakor common stock, which shall be issued pursuant to Vivakor’s Form S-8 Registration Statement filed with the U.S. Securities and Exchange Commission and shall be priced per share based on the volume-weighted average price for the preceding five (5) NASDAQ trading days prior to the date of this Second Amendment

Tyler Nelson – Former Chief Financial Officer and Former Director

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

Under our Employment Agreement with Tyler Nelson, our Chief Financial Officer, he may be due bonuses at various times and/or upon certain events happening, namely an annual cash incentive bonus for December 31, 2025 of $225,000, an annual equity incentive bonus of $112,500, and a bonus for the close of the acquisition of the Endeavor Entities of $100,000, totaling $437,500 (the “Nelson Bonuses”). The Nelson Bonuses are due to Mr. Nelson in shares of common stock, which total 462,462 shares of common stock (prior to tax withholdings) based on the calculations in the Nelson Employment Agreement. In payment of the Nelson Bonuses, on February 26, 2025, we issued Mr. Nelson 105,213 shares of our common stock after tax withholdings. The shares were issued as unrestricted shares under our Equity Incentive Plan registered under a Registration Statement on Form S-8.

Mr. Nelson resigned from his position as the Company’s Chief Financial Officer effective July 19, 2025. As disclosed elsewhere in this Annual Report, Mr. Nelson subsequently filed a lawsuit against the Company alleging he was not paid all the compensation owned to him. The Company and Mr. Nelson entered into a Settlement Agreement dated November 5, 2025.

Russ Shelton – Former Chief Operating Officer

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

Mr. Shelton resigned from his positions with the Company effective August 3, 2025 pursuant to the terms of a Transition Agreement.

Pat Knapp – Former EVP and General Counsel

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

Mr. Knapp resigned from his positions with the Company effective November 10, 2025 pursuant to the terms of a Transition Agreement.

Stock Incentive Plan

Equity Incentive Plans

Our Board of Directors and the holders of a majority of our common stock approved a new equity incentive plan in November 2023, which authorizes the issuance of up to 200,000 shares of common stock through the grant of stock options (including incentive stock options qualifying under section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Our Board of directors approved an equity incentive plan in February 2022, which authorizes the issuance of up to 10,000 shares of common stock through the grant of stock options (including incentive stock options qualifying under section 422 of the Code and nonstatutory stock options), restricted stock awards, stock appreciation rights, restricted stock units, performance awards, other stock-based awards or any combination of the foregoing.

Outstanding Equity Awards at December 31, 2025

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers on December 31, 2025:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Ballengee(1)	-0-	-0-	-0-	N/A	N/A	780,046	260,272	(2)	-0-	-0-

Kimberly Hawley(3)	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

Les Patterson(4)	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

Tyler Nelson(5)	4,590	-0-	-0-	360.00	July 20, 2028	-0-	-0-		-0-	-0-

Russ Shelton(6)	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

Pat Knapp(7)	-0-	-0-	-0-	N/A	N/A	-0-	-0-		-0-	-0-

(1)	Includes shares issued to Mr. Ballengee under our equity incentive plan for his annual salary.
(2)	Valued as of at $0.23 (pre-stock split) as of the relevant renewal date under Mr. Ballengee’s Employment Agreement.
(3)	Ms. Hawley was appointed as an Executive Vice President and our Chief Financial Officer effective July 24, 2025.
(4)	Mr. Patterson was appointed as an Executive Vice President and our Chief Operating Officer effective August 12, 2025.
(5)	Mr. Nelson resigned as our Chief Financial Officer effective July 19, 2025.
(6)	Mr. Shelton was hired as our Chief Operating Officer in October 2024 and resigned from his positions with the Company effective August 3, 2025.
(7)	Mr. Knapp was hired as our Executive Vice President, General Counsel and Secretary in June 2024 and resigned effective November 10, 2025.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve-month period ended December 31, 2025.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

The table below shows the compensation paid to our directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Ballengee	-		-	-	-	-	-	-

Tyler Nelson(5)	-		-	-	-	-	-	-

John Harris(2)	60,000		50,000	-	-	-	-	110,000

Albert Johnson(3)	60,000	(1)	50,000	-	-	-	-	110,000

Michael Thompson(4)	60,000	(1)	50,000	-	-	-	-	110,000

(1)	$35,625 and $45,000 was accrued at December 31, 2025 for Albert Johnson and Michael Thompson, respectively.
(2)	John Harris was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Compensation Committee.
(3)	Albert Johnson was appointed to the Board of Directors on January 16, 2023. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Nominating Committee.
(4)	Michael Thompson was appointed to the Board of Directors on June 3, 2024. He qualifies as an independent director and serves on the Board’s Audit Committee, Compensation Committee and Nominating Committee, serving as the chairman of the Audit Committee.
(5)	Mr. Nelson resigned from the Board of Directors effective July 19, 2025.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth certain information regarding our voting shares beneficially owned as of April 15, 2026 by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding shares of the particular class of voting stock, (ii) each executive officer, (iii) each director, and (iv) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options, warrants and/or other convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for each beneficial owner is exercised solely by the beneficial owner.

For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 15, 2026 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of beneficial ownership of our common stock is based on an aggregate of 2,068,041 shares outstanding.

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Owned	Percentage of Series A Preferred Stock Owned	Total Voting Percentage Owned
James H. Ballengee, Chief Executive Officer and Director(1)	907,394	(2)	31.5%	74,731	77.3%	38.1%
Kimberly Hawley, Chief Financial Officer	125		*	-0-	*	0.00%
Les Patterson, COO	1,203		*	-0-	*	0.09%
John R. Harris, Director	2,335		*	-0-	*	0.17%
Albert Johnson, Director	1,796		*	-0-	*	0.13%
Michael Thompson, Director	855		*	-0-	*	0.06%
All Officers and Directors as a group (6 persons)	913,708	(2)	31.7%	74,731	77.3%	38.2%

5% Beneficial Stockholders				-0-	*
None.

*	Indicates less than 1%.
(1)	James H. Ballengee’s address is 5151 Beltline Road, Suite 715 Dallas, Texas 75234. Includes shares held in the name of Jorgan Development, LLC, JBAH Holdings, LLC, and Ballengee Holdings, LLC. Mr. Ballengee is sole manager and has sole voting and investment power over both Jorgan Development, LLC, JBAH Holdings, LLC, and Ballengee Holdings, LLC.
(2)	Includes 811,559 shares owed to Mr. Ballengee and/or entities he controls currently or owed to him and/or entities he controls in the next 60 days.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

The following is a description of each transaction from January 1, 2025 to December 31, 2025, and any material, publicly disclosed transaction through the date of this filing and each currently proposed transaction in which:

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

On November 5, 2025, the Company entered into a Settlement Agreement (the “Nelson Settlement Agreement”) with Tyler Nelson (“Nelson”), the Company’s former Chief Financial Officer in order to settle claims made by Nelson that he was not paid for work performed for the Company, which claims formed the basis of a lawsuit entitled Tyler Nelson v. Vivakor, Inc., et al., Case No. 30-2025-01503021-CU-OE-CJC (Sup. Ct. Orange Cty., Cal.—Aug. 11, 2025) (the “Nelson Lawsuit”). Under the terms of the Nelson Settlement Agreement the Company is obligated to pay Nelson as full satisfaction of all alleged wage losses and alleged non-wage damages: (i) $250,000 on or before November 5, 2026, (ii) $100,000 within 30 days from the date of the Nelson Settlement Agreement, (iii) $100,000 within 60 days from the date of the Nelson Settlement Agreement, and (iv) $1,550,000 within 90 days from the date of the Nelson Settlement Agreement. The Company paid Nelson the initial $250,000 payment. Nelson was formerly the Company’s Chief Financial Officer and a Director. As a result of the Nelson Settlement Agreement, all dates and deadlines related to the Nelson Lawsuit have been taken off calendar by the Court, which will retain jurisdiction of the Nelson Lawsuit through the final payment of the Nelson Settlement Agreement consideration.

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

On November 25, 2025, the Company entered into a Debt Satisfaction and Preferred Stock Amendment Agreement (the “Series A Preferred Agreement”), under which the holders of the Company’s Series A Preferred Stock agreed to forgo their rights to the Series A Preferred Stock 6% annual dividend through December 31, 2026 in exchange for the Company agreeing to amend the Series A Preferred Stock Certificate of Designation to add voting rights to the rights and preferences of the Series A Preferred Stock. In addition, James Ballengee, the Company’s Chief Executive Officer and a member of the Board of Directors, agreed to extinguish the $569,589.04 he is owed under a convertible promissory note as part of the Series A Preferred Agreement. As a result of the Series A Preferred Agreement, the holders of the Series A Preferred own approximately 483,655 votes on any matters properly presented to the Company’s shareholders, which equated to approximately 35% of the Company’s outstanding votes as of the date of the Series A Preferred Agreement. At the Company’s 2025 Annual Meeting of Stockholders held September 11, 2025, a majority of the Company’s stockholders approved a conversion of the Preferred Stock into Common Stock that exceeds 19.99% of the Company’s outstanding common stock if the Company’s Board of Directors and executive management elected to convert the Preferred Stock.

On May 20, 2025, we issued an aggregate of 8,825 shares of our restricted common stock for three months of dividends to the holders of our Series A Preferred Stock. Of those shares, 6,922 were issued to Jorgan Development, LLC and 70 were issued to JBAH Holdings, LLC, both of which are controlled by James Ballengee, our Chief Executive Officer.

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

On December 2, 2024, the Company issued 33,500 shares of Common Stock to the Sellers, or their assignees, with 24,998 shares issued to Jorgan and 253 shares issued to JBAH. The remaining shares were issued to two non-related parties as part of the consideration for the Purchase Price at the instruction of the Sellers. On February 11, 2025, the Company issued 122 shares of Common Stock and 107,789 shares of Series A Preferred Stock to the Sellers as part of the Purchase Price, with such shares deemed to be issued as of October 1, 2024 for accounting purposes.

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

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and 2024, we realized related party trucking revenue related to this agreement of $11,895,108 and $3,756,097, respectively.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Possee”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 bbls per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and 2024, we realized revenue related to this agreement of $759,000 and $189,750, respectively.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with WC Crude, who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude must source for the Company, a minimum volume of 200,000 bbls per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and 2024, we realized revenue related to this agreement of $1,734,306 and $427,844, respectively.

As a result of our acquisition of the Endeavor Entities we previously provided trucking services for the reuse and/or disposal of produced water, which is a byproduct of oil well drilling. However, on July 30, 2025, we consummated the Water Trucking Sale, pursuant to the Water Trucking Sale Agreement, in exchange for $11,058,235 USD paid in 11,058 shares of Preferred Stock, which shares will no longer be considered outstanding or be entitled to the relevant annual dividend. The Buyer of such entities is controlled by James Ballengee, our Chairman, President, and Chief Executive Officer. The sale is subject to a one-time post-closing purchase price adjustment based on the sold subsidiaries’ financial results as reflected on Vivakor’s Form 10-Q Quarterly Report for the period ended June 30, 2025, which will be settled in Preferred Stock. Prior to consummating the Water Trucking Sale, we transferred certain assets and liabilities between affiliates to comply with pre-existing debt covenants, facilitate crude oil trucking operations, and minimize potential operational disruption to our crude oil-focused businesses. In connection with the Water Trucking Sale, and among other agreements as further set forth in the Water Trucking Sale Agreement, (i) affiliates of Vivakor, and certain Ballengee Family Office Affiliates amended and restated that certain Transition Services Agreement dated October 1, 2024, to account for new and additional services to be provided by various parties thereto, (ii) the parties amended and restated that certain Secured Promissory Note dated August 15, 2022, by and between Vivakor, as Borrower, and Jorgan Development, LLC, as Lender, reducing the payments to Lender thereunder from ninety-nine percent (99%) of Monthly Free Cash Flow, as defined therein, to fifty percent (50%) of Monthly Free Cash Flow, and (iii) Mr. Ballengee and certain Ballengee Family Office Affiliates voluntarily suspended the right to receive dividends and distributions upon Preferred Stock held by them for the period from August 1, 2025 to January 1, 2026.

In connection with the 2025 divestiture of certain wholly owned subsidiaries, the Company became directly obligated for a related-party note payable to Meridian Equipment Leasing, LLC, an entity affiliated with the Company’s Chief Executive Officer, totaling $5,040,545. The Company also assumed $2,302,696 of related-party debt owed to Meridian Equipment Leasing, LLC in connection with the purchase of certain assets following the divestiture. The notes bear interest at 12% per annum and mature in August 2028. The aggregate outstanding balance of these related-party notes was $6,701,887 as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into a yard lease in Pearsall, Texas with a related party affiliated with the Company’s Chief Executive Officer. The lease has a term of approximately three years, with a monthly rent of $3,000 per month escalating annually, and is accounted for as an operating lease, with amounts included in operating lease right-of-use assets and liabilities.

On June 15, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”), with Jorgan Development, LLC, (“Jorgan”) and JBAH Holdings, LLC, (“JBAH” and, together with Jorgan, the “Sellers”), as the equity holders of Silver Fuels Delhi, LLC (“SFD”) and White Claw Colorado City, LLC (“WCCC”) whereby, at closing, which occurred on August 1, 2022, we acquired all of the issued and outstanding membership interests where the consideration included secured three-year promissory notes issued by us in favor of the Sellers (the “Notes”). At the time of the closing of these transactions Jorgan, JBAH, and our newly hired CEO, James Ballengee were not considered related parties. As James Ballengee is now our Chief Executive Officer and is the beneficiary of Jorgan and JBAH, and the Sellers are significant shareholders, certain transactions, as noted below, related to Jorgan, JBAH, and James Ballengee are now considered related party transactions. The promissory notes, which bear interest at prime plus 3% (x.x% at December 31, 2025), were amended in 2025 to reduce the required monthly payments from 99% to 50% of Monthly Free Cash Flow, as defined in the agreement. As of December 31, 2025 and 2024, the aggregate outstanding principal balance of the notes issued to Jorgan was $1,137,563 and $18,109,503, respectively.

Our subsidiary, White Claw Colorado City, LLC, has an Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store volumes of crude oil and other liquid hydrocarbons at a certain crude oil terminal operated by WCCC. WC Crude is required to pay $150,000 per month even if the storage space is not used. The agreement expires on December 31, 2031. The Company recognized related-party tank storage revenue of $1,802,868.07 for the year ended December 31, 2025, and $1,350,000 for the year ended December 31, 2024.

Our subsidiary, Silver Fuels Delhi, LLC (SFD), has an amended Crude Petroleum Supply Agreement with WC Crude (the “Supply Agreement”), under which WC Crude supplies volumes of Crude Petroleum to our facility, which provides for the delivery to SFD a minimum of 1,000 sourced barrels per day, and includes a guarantee that when SFD resells these barrels, if SFD does not make at least a $5.00 per barrel margin on the oil purchased from WC Crude, then WC Crude will pay to SFD the difference between the sales price and $5.00 per barrel. In the event that SFD makes more than $5.00 per barrel, SFD will pay WC Crude a profit-sharing payment in the amount equal to 10% of the excess price over $5.00 per barrel, which amount will be multiplied by the number of barrels associated with the sale. The Supply Agreement expires on December 31, 2031. For the twelve months ended December 31, 2025 and 2024, the Company recorded crude oil purchases from WC Crude of $1,524,148 and $14,796,564, respectively, and recognized deficiency payments of $1,477,000 and $0, respectively. In addition, the Company has an agreement to sell natural gas liquids and crude petroleum products to WC Crude, which are cash-net-settled at market prices. The Company recognized related-party sales to WC Crude totaling $61,158 and $9,886,435 the years ended December 31, 2025 and 2024, respectively.

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

On May 14, 2024, we issued a promissory note, to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. As of December 31, 2025 and 2024, the principal balance and accrued interest of this note was $1,481,730 and $139,175, and $1,164,150 and $43,880, respectively.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due will accrue interest at 8% per annum and will be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note has not been paid in full by June 30, 2025, the note will mature and any amounts due thereunder will be due and payable in full on such date. The Accrued Compensation and relevant promissory note were the subject of litigation between the Company and its former Chief Financial Officer in 2025, and dispute currently exists regarding the amounts due for the Accrued Compensation.

On July 5, 2024, the Company received a loan from Ballengee Holdings, LLC, in the principal amount of $500,000, and in connection therewith, we agreed to issue 108 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2025 and was amended on July 19, 2024 to mature on September 30, 2025. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of December 31, 2025 and 2024 the balance of principal and accrued interest was $500,000 and $61,956.52 and $500,000 and $24,456, respectively.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabir Al Thane, the 51% majority-owner of Vivakor Middle East LLC. The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2025 and 2024, the balance owed was $479,109 and $404,120.

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

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2025 and December 31, 2024 for professional services rendered by our independent registered public accounting firm auditors for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,
	2025	2024
Audit Fees	$856,884	$535,000
Audit Related Fees	23,720	224,957
Tax Fees	38,000	-
Total	$918,604	$759,957

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

Shareholders and Board of Directors

Vivakor, Inc.

Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vivakor, Inc. (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a significant working capital deficiency, suffered significant recurring losses from operations, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Urish Popeck & Co., LLC

We have served as the Company’s auditor since 2024.

Pittsburgh, PA

April 15, 2026

VIVAKOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$265,019	$651,022
Cash - restricted	1,830,877	3,025,970
Accounts receivable, net of allowance for credit losses of $0 at December 31, 2025 and December 31, 2024, respectively	3,525,138	1,626,994
Accounts receivable - related party	1,439,228	4,599,094
Prepaid expenses	832,766	1,204,790
Marketable securities	247,913	661,101
Inventories	82,425	205,529
Total current assets	8,223,366	11,974,500

Other assets	491,221	3,608,067
Notes receivable	279,560	242,714
Property and equipment, net	58,297,200	100,039,371
Right of use assets - operating leases	494,755	4,920,454
Intellectual property, net	7,522,772	8,348,703
Customer relationships, net	38,184,057	43,021,022
Goodwill	-	68,885,853
Total assets	$113,492,931	$241,040,684

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$13,976,431	$34,339,161
Accounts payable and accrued expenses - related parties	1,832,625	831,984
Accrued compensation	41	1,249,099
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	272,469	2,636,151
Finance lease liabilities, current	9,101,852	4,267,396
Loans and notes payable, current	7,443,434	38,963,796
Loans and notes payable, current - related parties	3,616,401	22,108,339
Derivative liabilities	9,062,320	-
Other liabilities	7,103,109	-
Total current liabilities	61,515,979	113,503,223

Operating lease liabilities, long term	222,285	2,190,351
Finance lease liabilities, long term	-	5,135,601
Loans and notes payable, long term	7,864,226	4,938,484
Loans and notes payable, long term - related parties	6,701,887	-
Deferred tax liability	-	154,381
Total liabilities	76,304,377	125,922,040

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 96,731 and 107,789 outstanding as of December 31, 2025 and December 31, 2024	97	108
Common stock, $0.001 par value; 500,000,000 shares authorized; 2,013,106 and 208,546 were issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	402,625	41,709
Additional paid-in capital	245,199,730	208,167,537
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(204,269,519)	(88,951,426)
Total Vivakor, Inc. stockholders’ equity (deficit)	41,312,933	119,237,928
Noncontrolling interest	(4,124,379)	(4,119,284)
Total stockholders’ equity (deficit)	37,188,554	115,118,644
Total liabilities and stockholders’ equity (deficit)	$113,492,931	$241,040,684

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2025	2024
Revenues
Revenues	$84,193,403	$58,612,151
Revenues - related party	20,225,406	31,199,089
Total revenues	104,418,809	89,811,240
Cost of revenues	66,672,658	79,592,036
Gross profit	37,746,151	10,219,204
Operating expenses:
Sales and marketing	8,220	15,268
General and administrative	43,014,172	12,206,031
Impairment expense	40,569,772	8,632,773
Amortization and depreciation	17,981,914	11,360,425
Total operating expenses	101,574,078	32,214,497
Gain (loss) from operations	(63,827,927)	(21,995,293)

Other income (expense):
Unrealized gain (loss) on marketable securities	(413,188)	165,275
Gain (loss) on disposition of assets	(1,219,913)	57,200
Gain on deconsolidation of subsidiary	-	177,550
Loss on conversion of debt	(17,403,367)	-
Interest income	73,474	60,364
Interest expense	(26,668,529)	(4,695,234)
Interest expense - related parties	(444,333)	(121,458)
Other income (loss)	(216,151)	127,540
Total other income (expense)	(46,292,007)	(4,228,763)
Loss before provision for income taxes	(110,119,934)	(26,224,056)
Provision for income taxes	(117,004)	(126,869)
Consolidated net loss	(110,236,938)	(26,350,925)
Less: Net loss attributable to noncontrolling interests	(5,095)	(4,161,105)
Net loss attributable to Vivakor, Inc.	$(110,231,843)	$(22,189,820)

Series A Preferred Stockholder Dividends	5,086,250	853,200
Net loss to common shareholders	$(115,318,093)	$(23,043,020)

Basic and diluted net loss per share	$(318.01)	$(151.32)

Basic and diluted weighted average common shares outstanding	362,628	152,285

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2024	-	$-	26,220,508	$26,221	$83,097,553	$(20,000)	$(65,908,406)	$41,821	$17,237,189
Issuance of common stock for services	-	-	633,292	633	735,017	-	-	-	735,650
Issuance of common stock for cash	-	-	2,667,568	2,667	1,422,333	-	-	-	1,425,000
Issuance of common stock for a reduction of liabilities	-	-	700,000	700	858,590	-	-	-	859,290
Issuance of common stock on conversion of debt	-	-	1,903,095	1,903	2,225,590	-	-	-	2,227,493
Issuance of warrants for services	-	-	-	-	92,522	-	-	-	92,522
Stock based compensation	-	-	2,203,299	2,203	2,549,756	-	-	-	2,551,959
Stock based compensation - Consultant	-	-	13,157	13	19,985	-	-	-	19,998
Series A Preferred Stock issued as part consideration for the purchase of the Endeavor Entities	107,789	108	-	-	105,897,709	-	-	-	105,897,709
Common stock issued as part consideration for the purchase of the Endeavor Entities	-	-	6,724,291	6,724	10,415,927	-	-	-	10,422,651
Common stock distributable - Series A Preferred Stock Dividends	-	-	643,980	645	852,555	-	(853,200)	-	-
Net loss	-	-	-	-	-	-	(22,189,820)	(4,161,105)	(26,350,925)
January 1, 2025	107,789	$108	208,546	$41,709	$208,167,537	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for cash, net of offering costs	-	-	266,329	53,266	9,603,719	-	-	-	9,656,985
Issuance of common stock for a reduction of liabilities			2,999	600	719,042		-		719,642
Issuance of common stock for legal settlement			57,057	11,412	1,975,649				1,987,061
Stock based compensation			11,728	2,346	1,507,659		-		1,510,005
Stock based compensation - consultant			49,115	9,824	1,898,177		-		1,908,001
Common stock issued - Series A Preferred Stock Dividends			30,179	6,036	4,860,214		(4,866,250)		-
Common stock distributable - Series A Preferred Stock Dividends	-	-	157,143	31,429	188,571	-	(220,000)	-	-
Shares issued with debt	-	-	8,750	1,751	1,447,473	-	-	-	1,449,224
Shares issued with debt conversion			1,221,261	244,252	16,319,397		-		16,563,649
Consideration received for divestiture	(11,058)	(11)	-	-	(10,814,449)	-		-	(10,814,460)
Excess of consideration for divestiture over net assets transferred	-	-	-	-	9,326,741	-		-	9,326,741
Net loss	-	-	-	-	-	-	(110,231,843)	(5,095)	(110,236,938)
December 31, 2025	96,731	$97	2,013,106	$402,624	$245,199,730	$(20,000)	$(204,269,519)	$(4,124,379)	$37,188,554

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Consolidated net loss	$(110,236,938)	$(26,350,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	17,971,693	11,360,425
Impairment loss	40,569,772	8,632,773
Stock-based compensation	1,510,005	2,551,959
Stock-based compensation - consultant	1,908,001	19,998
Unrealized gain (loss) on marketable securities	413,188	(165,275)
Gain (loss) on disposition of assets	1,219,913	-
Loss on conversion of debt	17,403,367	-
Gain on forgiveness of debt	(1,967,532)	-
Gain on deconsolidation of subsidiary	-	(177,550)
Noncash interest charges	17,413,920	4,816,692
Deferred tax liability	117,004	66,058
Adjustments from operating leases	(243,804)	39,440
Interest on notes receivable	(36,846)	(25,546)
Changes in operating assets and liabilities, net of impact from divestiture:
Accounts receivable	(22,841,340)	(5,116,717)
Prepaid expenses	351,852	970,237
Inventories	101,557	(114,352)
Other assets	24,951	(2,184,691)
Accounts payable and accrued expenses	13,437,834	7,488,301
Operating lease liabilities	7,103,109	0
Net cash provided by (used in) operating activities	(15,780,294)	1,810,827

INVESTING ACTIVITIES:
Return of cash for divestiture	(746,059)	-
Acquisition of assets	-	4,842,070
Proceeds from sale of property and equipment	2,443,500	-
Purchase of equipment	(25,515)	(4,539,882)
Net cash provided by (used in) investing activities	1,671,926	302,188

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(2,634,039)	(2,003,823)
Proceeds from loans and notes payable	17,982,214	5,845,551
Proceeds from loans and notes payable - related party	3,136,290	1,664,150
Payment of notes payable	(12,873,855)	(3,339,543)
Payment of notes payable - related party	(2,740,323)	(2,771,665)
Proceeds from sale of common stock	9,656,985	1,425,000
Net cash provided by (used in) financing activities	12,527,272	819,670

Net increase (decrease) in cash and cash equivalents	(1,581,096)	2,932,685
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	3,676,992	744,307
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$2,095,896	$3,676,992

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$1,074,700	$1,000,729

Noncash transactions:
Return of preferred stock as consideration for divestiture, net	$1,487,708	$-
Common stock and Series A preferred stock issued for acquisition	$-	$116,320,468
Accounts payable on purchase of equipment	$-	$2,751,661
Issuance of related party notes payable for purchase of equipment	$2,302,696	$-
Notes payable settled against working capital items for netting arrangement	$19,232,134	$-
Security deposits and reserves applied to finance lease liabilities	$2,972,168	$-
Series A preferred shareholder stock dividends	$5,086,250	$853,200
Common stock issued with debt	$1,449,224	$944,290
Common stock issued for a reduction in liabilities	$719,642	$859,290
Common stock issued for legal settlement	$1,987,061	$-
Common stock issued for services	$-	$735,650
Common stock issued on conversion of debt	$16,563,649	$2,227,493

See accompanying notes to consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Vivakor, Inc. (collectively “we”, “us,” “our,” “Vivakor” or the “Company”) is an integrated provider of midstream services and environmental solutions within the oil and gas industry. The Company owns and operates a diversified portfolio of midstream infrastructure assets located in several of the nation’s oil-producing basins, complemented by related environmental service offerings.

The Company was originally organized on November 1, 2006, as Genecular Holdings, LLC, a Nevada limited liability company. On November 3, 2006, the entity changed its name to NGI Holdings, LLC. On April 30, 2008, the Company converted to a Nevada C corporation and adopted its current name, Vivakor, Inc.

The Company conducts its operations through three primary business segments: transportation and logistics, terminaling and storage services, and supply and trading.

The transportation and logistics segment includes crude oil gathering and transportation assets, including pipeline and trucking operations in the Permian and Anadarko Basins. The terminaling and storage services segment consists of crude oil terminal facilities located in Colorado City, Texas and Delhi, Louisiana. The supply and trading segment purchases and markets crude oil, condensate, and related hydrocarbon products.

The Company is also developing an environmental services business through the planned deployment of Remediation Processing Centers (“RPCs”), which are designed to recover hydrocarbons from contaminated soils and related waste streams. The first RPC is under construction in Harris County, Texas.

On October 1, 2024, the Company acquired certain entities (the “Endeavor Entities”), expanding its midstream operations. During 2025, the Company completed the sale of certain non-core assets acquired in this transaction as part of a strategic review. See Note 4 - Business Combination and Divestiture of Wholly Owned Subsidiaries additional information.

As a result of this strategic review, on July 30, 2025, we sold certain non-core business units of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, both of which were subsidiaries included with the Endeavor Entities. These divestitures were made to streamline operations and allow the Company to focus on its core midstream transportation, terminaling, and environmental processing activities. See Note 4 - Business Combination and Divestiture of Wholly Owned Subsidiaries additional information.

During 2024, the Company completed the sale of 100% of the equity interests of VivaSphere, Inc. (“VivaSphere”), which closed on February 15, 2024. In connection with the transaction, the Company deconsolidated VivaSphere and recognized a gain of $177,550 for the year ended December 31, 2024.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and Securities and Exchange Commission (“SEC”) regulations. The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

All figures are in U.S. dollars unless indicated otherwise.

Principles of Consolidation

The Company consolidates entities in which it has a controlling financial interest. The Company also evaluates its relationships with entities to determine whether they qualify as variable interest entities (“VIEs”) under Accounting Standards Codification (“ASC”) 810, Consolidation.

A VIE is an entity that either lacks sufficient equity to finance its activities without additional financial support or whose equity holders lack the characteristics of a controlling financial interest. The Company consolidates a VIE when it is determined to be the primary beneficiary, which occurs when the Company has both (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. The Company continuously reassesses whether it is the primary beneficiary of a VIE as facts and circumstances change.

Business Combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company evaluates whether an acquisition represents a business or an asset acquisition. For business combinations, the Company recognizes identifiable assets acquired and liabilities assumed at their acquisition-date fair values, with any excess of consideration transferred over the net assets acquired recorded as goodwill.

The Company uses estimates and assumptions in determining the fair values of assets acquired and liabilities assumed. Measurement period adjustments may be recorded within one year of the acquisition date, with a corresponding adjustment to goodwill. Subsequent adjustments are recognized in the consolidated statements of operations.

The Company also evaluates uncertain tax positions and valuation allowances assumed in a business combination and adjusts such estimates during the measurement period as appropriate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents.

The Company maintains cash balances with high-credit-quality financial institutions. Deposits are insured by the FDIC up to applicable limits; however, balances may exceed those limits. The Company periodically evaluates the financial condition of its banking institutions.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for expected credit losses.

The Company evaluates collectability on a periodic basis based on specific customer risk, historical experience, and aging of receivables. Accounts are written off when deemed uncollectible.

Investments

Investments in equity securities are measured at fair value in accordance with ASC 321, Investments in Equity Securities. Changes in fair value are recognized in earnings. Fair value is based on quoted market prices when available.

Convertible Instruments

The Company evaluates convertible debt and preferred stock to determine whether embedded conversion features require bifurcation and separate accounting as derivative instruments under applicable accounting guidance.

When bifurcation is required, the embedded derivative is recorded at fair value at issuance, with the residual proceeds allocated to the host instrument. Any resulting discount is accreted to interest expense (or dividends, for preferred stock) over the term of the instrument using the effective interest method.

Convertible instruments that do not require derivative accounting are evaluated under applicable accounting guidance, and any associated discounts are accreted over the term of the instrument. Upon conversion or extinguishment of convertible instruments, the Company evaluates the transaction under applicable accounting guidance. Any difference between the carrying value of the instrument (including unamortized discounts and derivative liabilities, if applicable) and the fair value of the consideration transferred is recognized as a gain or loss on extinguishment of debt in the consolidated statements of operations.

Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge risks. However, certain financial instruments, including warrants and embedded features in debt or preferred stock, may be classified as derivative liabilities if they are not indexed to the Company’s own stock or if settlement is not within the Company’s control. These instruments are initially recorded at fair value and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines whether an arrangement contains a lease at inception based on whether it has the right to control the use of an identified asset.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company determines the lease term by including renewal options that are reasonably certain to be exercised. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date to determine the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as expense on a straight-line basis over the lease term.

Property and Equipment and Long Lived Assets

Property and equipment are stated at cost or fair value when acquired. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

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

Equipment under construction is recorded as construction in process and is not depreciated until placed into service. The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. If the carrying amount exceeds estimated undiscounted future cash flows, an impairment loss is recognized for the excess over fair value. Interest incurred during construction is capitalized until the assets are placed into service. Maintenance and repairs are expensed as incurred, and gains or losses on disposals are recognized in the period incurred.

Intangible Assets and Goodwill:

The Company accounts for intangible assets and goodwill in accordance with ASC 350, Intangibles, Goodwill and Other. Intangible assets acquired in business combinations are recorded at fair value at the acquisition date. Definite-lived intangible assets are amortized over their estimated useful lives, which generally range from 7 to 20 years.

The Company evaluates definite-lived intangible assets for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such indicators are present, recoverability is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows. If the carrying amount exceeds those cash flows, an impairment loss is recognized based on the excess of the carrying amount over fair value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that impairment may exist.

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

Our annual effective tax rate is based on our income and the tax laws in the various jurisdictions in which we operate. Judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the position becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained; (2) the tax position is “more likely than not” to be sustained, but for a lesser amount; or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. See Note 17 for further information on income tax.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to receive.

The Company generates revenue from three reportable segments: (i) Transportation and Logistics, (ii) Terminaling and Storage, and (iii) Supply and Trading. Revenue from the sale of crude oil and related petroleum products (Supply and Trading) is recognized at a point in time when control transfers to the customer, which generally occurs upon delivery and when pricing and quantity are fixed. Revenue from terminaling, storage, and transportation services is recognized over time as the services are performed, as customers simultaneously receive and consume the benefits of the services. See Note 16 for a breakdown of revenue recognized over time (Transportation and Logistics and Terminaling and Storage) and revenue recognized at a point in time (Supply and Trading).

The Company’s contracts generally do not include significant financing components, and payment terms are typically less than three months. The Company does not accept returns due to the nature of its products.

The Company reviews contracts to ensure revenue is recognized in the appropriate period based on contractual terms, delivery conditions, and applicable legal requirements.

Related Party Revenues

Revenue from related parties was $20,225,406 and $31,199,089 for the years ended December 31, 2025 and 2024, respectively.

The Company generates revenue from related parties through the sale of crude oil and related products, as well as the provision of terminaling, storage, pipeline throughput, and transportation logistics services under long-term contracts. These contracts were acquired as part of the Company’s acquisitions of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC in August 2022, and Silver Fuels Processing, LLC, Endeavor Crude, LLC, and Meridian Equipment Leasing, LLC in October 2024, and were entered into in the ordinary course of business.

The Company evaluates collectability of related party receivables in a manner consistent with other customers.

Major Customers and Concentration of Credit Risk

At December 31, 2025, the Company had a major customer, who was a related party, which accounted for approximately 23.4% of the Company’s revenues and 0% of the accounts receivable balance. At December 31, 2024, the Company had two major customers, including the same related party, which accounted for approximately 75.76% of the Company’s revenues and for approximately 60% of the accounts receivable balance. Additionally, the Company operates in the crude oil industry. The industry concentration has the potential to impact the Company’s overall exposure to credit risk in that its customer may be similarly affected by changes in economic, industry or other conditions. There is risk that the Company would not be able to identify and access replacement markets at comparable margins.

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

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt-out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires that a public entity disclose specific categories in its annual income tax rate reconciliation table and provide additional qualitative information for reconciling items representing at least 5% of pre-tax income or loss from continuing operations, using the federal statutory tax rate. The standard also requires an annual breakdown of income taxes paid by jurisdiction (i.e., federal, state, and foreign), with further disaggregation by jurisdictions representing at least 5% of total income taxes paid. State taxes in Texas represent the majority of the Company’s state tax exposure, comprising greater than 50% of the total state tax effect.

ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and is applied on a prospective basis. The Company adopted this guidance prospectively during the year ended December 31, 2025, and the adoption did not have a material impact on its consolidated financial statements or related disclosures.

Net Income/Loss Per Share

All share and per share amounts have been retroactively adjusted to reflect the reverse stock split effected in March 2026.

Basic net income (loss) per share is calculated by subtracting any preferred interest distributions from net income (loss), all divided by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method if their effect is dilutive. Potential dilutive instruments have been excluded from the calculation of the weighted-average number of common shares outstanding when the Company is in a net loss position. For the years ended December 31, 2025 and 2024 our potential dilutive instruments were excluded from the weighted-average calculation as they were antidilutive. Potential dilutive instruments as of December 31, 2025 and 2024 include the following: convertible notes payable convertible into approximately 9,153,859 and 5,222 shares of common stock, stock options and awards granted to previous and current employees of 11,019 and 10,193 shares of common stock, stock options and awards granted to Board members or consultants of 0 and 2,389 shares of common stock. The Company issued free standing stock options to purchase 5,000 shares of our common stock to a third party in a bundled transaction with debt during 2023, which such stock option was exercised in September 2024 for a reduction in debt. The Company also has a warrant outstanding to purchase 400 and 1,995 shares of common stock as of December 31, 2025 and 2024.

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

Note 3. Going Concern & Liquidity

The Company has historically incurred net losses and experienced negative cash flows from operations and, as of December 31, 2025, had an accumulated deficit of approximately $204 million. As of December 31, 2025 and 2024, the Company had a working capital deficit of approximately $53.2 million and $101.5 million, respectively. As of December 31, 2025, the Company had approximately $2.0 million in cash, of which $1.8 million was restricted. In addition, the Company had approximately $18.1 million of debt obligations due within one year of the issuance of these financial statements. The Company is further obligated under finance lease liabilities of approximately $9.1 million and has current derivative liabilities of approximately $9.1 million, which may require settlement in cash or equity and could place additional demands on liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include pursuing additional capital through private and public equity offerings, including a structured financing arrangement that provides for potential funding, subject to customary closing conditions. The Company has also entered into a letter of intent for the potential sale of certain midstream and transportation assets, which, if completed, is expected to provide liquidity and support ongoing operations. In addition, management is focused on executing its business plan, including strategic acquisitions to enhance revenue-generating operations, monetizing certain assets, and implementing cost management initiatives to improve operating efficiency.

While management is actively pursuing these initiatives, their successful implementation is subject to various factors, including market conditions and the completion of financing and strategic transactions. Accordingly, there can be no assurance that these plans will be successfully implemented or that they will be sufficient to alleviate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

Note 4. Business Combination and Divestiture of Wholly Owned Subsidiaries

On October 1, 2024, we acquired all of the issued and outstanding membership interests in Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively with their subsidiaries, the “Endeavor Entities”), making those entities wholly-owned subsidiaries. The purchase price is $116.3 million (the “Purchase Price”), after post-closing adjustments, including assumed debt and an earn-out adjustment, payable in a combination of our common stock, $0.001 par value per share (“Common Stock”) and shares of our Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning great than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1) per share of Common Stock. The sellers are beneficially owned by James Ballengee, our chairman, chief executive officer and principal shareholder. The sellers were issued 33,621 shares of our common stock and 107,789 shares of our Series A Preferred Stock.

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

The value of goodwill as of the date of acquisition represented the Endeavor Entities’ ability to generate profitable operations going forward. Management engaged a valuation expert who performed a valuation study to calculate the fair value of the acquired assets and goodwill.

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting, valuation and other professional fees of $569,431 for the year ended December 31, 2024. These costs are included in general and administrative expense in our consolidated statement of operations.

From the date of acquisition on October 1, 2024 through December 31, 2024, $28,045,368 of sales in aggregate is attributed to the Endeavor Entities. The unaudited financial information in the table below summarizes the combined results of operations of the Company and the Endeavor Entities for the years ended December 31, 2024, on a pro forma basis, as though the companies had been combined as of January 1, 2023. The pro forma earnings for the years ended December 31, 2024 were adjusted to include intangible annual amortization expense on customer relationships acquired of $3,054,088, annual increased depreciation expense of $6,725,306 on the step up in appraised property, plant and equipment, respectively. Further adjustments were made for revaluation of the net effect of finance lease amortization and interest expense of $1,126,167 for the year ended December 31, 2024. The $569,431 of acquisition-related expenses were excluded from the year ended December 31, 2024, and included in the year ended December 31, 2023, as if the acquisition occurred at January 1, 2023. The pro forma results reflect finance lease amortization expense increased of $2,436,636 and finance lease interest expense decrease of $815,408 for the year ended December 31, 2024, as well as the annual 6% Series A preferred shareholder dividend of $6,353,869, respectively. All such amounts have been reflected in the corresponding unaudited financial information in the table below. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2024, nor should it be taken as indicative of future consolidated results of operations.

(Unaudited)
Years ended December 31,
2024
Total net sales	$161,137,826
Loss from operations	(28,649,669)
Net loss (attributable to Vivakor, Inc.)	$(35,571,659)

Series A Preferred Stockholder Dividends	$6,353,869
Net loss to common shareholders	$(41,925,528)

Basic and diluted loss per share	(194.79)
Weighted average shares outstanding - Basic and diluted	215,233

On July 30, 2025, the Company completed the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC (together, the “Divested Entities”), two indirectly wholly owned subsidiaries (which were acquired by the Company in October 2024), pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) entered into with Jorgan Development, LLC (“Jorgan”), an entity controlled by James Ballengee, one of our executive officers and directors. Under the Purchase Agreement, the Company sold all of the issued and outstanding membership interests in the Divested Entities.

The Divested Entities were considered non-core to the Company’s long-term strategic focus, as their primary operations consisted of water trucking and related equipment leasing. As part of the transaction, the Company also transferred certain associated liabilities, which resulted in a meaningful reduction of its outstanding obligations and improved its overall balance sheet position. The purchase price consisted of the Company’s Series A Convertible Preferred Stock, with a stated value of $11.1 million (net of offering costs of $243,786), and a carrying value of approximately $10.8 million which was returned to the Company, retired, and is no longer outstanding or entitled to dividends.

Because the entities are under common control, we did not record a gain on the sale. The consideration received was limited to the return of the Series A Preferred Stock.

The amounts related to the transactions were as follows:

Net consideration received:
Return of 11,058 shares of the Company’s Series A Preferred Stock	$10,814,449

Less: assets transferred
Cash	(746,059)
Accounts receivable	(2,713,866)
Prepaid expenses	(20,172)
Inventories	(21,547)
Property and equipment, net	(28,232,430)
Right of use assets - operating leases	(1,977,356)
Other assets	(5,160,272)
Goodwill	(28,316,081)
Plus: liabilities transferred
Accounts payable and accrued expenses	17,459,222
Operating lease liabilities	1,639,601
Finance lease liabilities	6,401,565
Loans and notes payable	40,199,687
Total net assets transferred	(1,669,708)

Excess of consideration received over net assets transferred, recorded to additional paid in capital	$9,326,741

Note 5. Accounts receivable

Accounts receivable primarily relates to trade accounts receivable for crude oil sales and reflects any differences between the amounts due from customers less an estimated allowance for doubtful accounts, if deemed necessary by management. Estimated allowances for credit losses is based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for credit losses, if any, by identifying troubled accounts and by using historical experience applied to an aging of accounts. As of December 31, 2025 and 2024, an allowance for credit losses of none was deemed necessary. Trade accounts receivable are zero interest bearing. As of December 31, 2025 and 2024, trade accounts receivable of $0 and $4,462,094 are with a vendor of which our CEO is a beneficiary.

Note 6. Marketable Securities

The Company holds 200,000 shares of common stock of Adapti, Inc, an entity majority owned by the Company’s Chief Executive Officer, ticker ADTI, OTC Markets, as of December 31, 2025 and 2024. The Company accounts for these securities based on quoted market prices, with changes in fair value recognized in earnings. As a result, the Company recorded an unrealized loss of $413,188 and an unrealized gain of $165,275 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the fair value of the Company’s marketable securities was $247,913 and $661,101, respectively.

Note 7. Property and Equipment

The following table sets forth the components of the Company’s property and equipment at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Depreciation	Net Book Value	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
Vehicles and trailers	$1,655,548	$(47,502)	$1,608,046	$30,485,730	$(1,856,461)	$28,629,269
Equipment	476,756	(306,520)	170,237	339,610	(33,069)	306,541
Land	527,000	-	527,000	732,000	-	732,000
Building	-	-	-	1,630,000	(164,426)	1,465,574
Crude & NGL terminal and related equipment	930,460	(703,000)	227,460	930,460	(566,835)	363,625
Crude Oil Transfer Stations	5,024,220	(2,756,444)	2,267,776	6,570,080	(899,133)	5,670,947
Pipeline and related facilities	43,462,544	(3,961,966)	39,500,578	42,244,680	(771,544)	41,473,136
Finance lease - Right of use assets	-	-	-	12,593,359	(4,367,820)	8,225,539

Construction in process:
Wash Plant Facilities	$6,584,033	$-	$6,584,033	$5,997,566	$-	$5,997,566
Remediation Processing Unit System A	2,892,343	-	2,892,343	2,892,343	-	2,892,343
Remediation Processing Unit System B	2,892,343	-	2,892,343	2,892,343	-	2,892,343
WCCC Tank Expansion	1,627,385	-	1,627,385	1,390,488	-	1,390,488
Total fixed assets	$66,072,632	$(7,775,432)	$58,297,200	$108,698,659	$(8,659,288)	$100,039,371

For the years ended December 31, 2025 and 2024, depreciation expense was $12,308,798 and $3,427,055. The increase in depreciation expense for the year ended December 31, 2025 was primarily attributable to property and equipment acquired and placed into service during the year in connection with the Company’s acquisition activities, partially offset by the impact of assets divested during the period. Equipment that is currently being manufactured is considered construction in process and is not depreciated until the equipment is placed into service. Equipment that is temporarily not in service is not depreciated until placed into service.

Note 8. Intangible Assets and Goodwill

The following table sets forth the components of the Company’s intangible assets at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Extraction Technology Patents	16,385,157	(8,943,565)	7,441,592	16,385,157	(8,124,307)	8,260,850
Extraction Technology Patents	113,430	(32,250)	81,180	113,430	(25,577)	87,853
Total Intangible Assets	$16,498,587	$(8,975,815)	$7,522,772	$16,498,587	$(8,149,884)	$8,348,703

The following table sets forth the components of the Company’s customer relationships at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Oil Storage Agreement	$7,387,054	$(2,680,259)	$4,706,795	$7,387,054	$(1,895,793)	$5,491,261
Crude Petroleum Supply Agreement	9,401,706	(3,411,234)	5,990,472	9,401,706	(2,412,823)	6,988,883
Customer Relationships	31,304,400	(3,817,610)	27,486,790	31,304,400	(763,522)	30,540,878
Total Customer Relationships	$48,093,160	$(9,909,103)	$38,184,057	$48,093,160	$(5,072,138)	$43,021,022

Amortization expense was $5,662,895 and $2,438,382 for the years ended December 31, 2025 and 2024 respectively. The table that follows summarizes estimated amortization expense for the Company’s current intangible assets:

	Estimated
Intangible Assets	2026	2027	2028	2029	2030
Amortization Expense	$5,580,353	$5,580,353	$5,580,353	$5,580,353	$5,580,353

For the year ended December 31, 2024, the Company recorded an impairment loss of $8,632,773 related primarily to its Kuwait RPC assets and associated intangible assets, including $7,047,179 related to RPC assets and $1,530,496 related to an exclusive license agreement for nanosponge technology. No impairment of long-lived assets was recorded during the year ended December 31, 2025.

No goodwill impairment was recorded during the years ended December 31, 2024.

During the year ended December 31, 2025, the Company reduced goodwill by $28,316,081 in connection with the divestiture of certain business units. Additional information regarding the divestiture activities is included in Note 4 - Business Combination and Divestiture of Wholly Owned Subsidiaries.

In addition, the Company determined that the remaining goodwill was impaired and recorded an impairment charge of $40,569,772, resulting in a full impairment of goodwill as of December 31, 2025.

As of December 31, 2025 and 2024, the changes in the carrying amount of goodwill are as follows:

Goodwill
January 1, 2024	$14,984,768
Business combination	53,901,085
December 31, 2024	$68,885,853
Divestiture of wholly owned subsidiaries	(28,316,081)
Impairment	(40,569,772)
Balance at December 31, 2025	$-

See Note 4 - Business Combination and Divestiture of Wholly Owned Subsidiaries for additional information.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$12,425,200	$27,714,220
Accrued interest (various notes and loans payable)	713,754	5,787,464
Accrued tax penalties and interest	837,477	837,477
Accounts payable and accrued expenses	$13,976,431	$34,339,161

	December 31,	December 31,
	2025	2024
Accounts payable - related parties	$1,593,994	$715,526
Accrued interest (notes payable) - related parties	238,632	116,458
Accounts payable and accrued expenses - related parties	$1,832,625	$831,984
Accrued compensation	$41	$1,249,099

As of December 31, 2025 and 2024, accounts payable are primarily comprised of trade payables. Trade accounts payable include amounts due to a vendor of which the Company’s Chief Executive Officer is a beneficiary of $0 and $715,525, respectively. Accounts payable also include an accrued settlement expense of $1,750,000, and other routine operating accruals incurred in the normal course of business. Amounts accrued as of December 31, 2024 related to compensation and other obligations to the Company’s Chief Financial Officer were settled during the year ended December 31, 2025, as part of the settlement expense referenced, and as a result, no further amounts related to these obligations remained outstanding as of December 31, 2025. See Note 13 - Commitments and Contingencies for additional information.

Note 10. Unearned Revenue

In accordance with ASC 810, as of October 1, 2023, we deconsolidated Viva Wealth Fund I, LLC (VWFI), recognizing a gain on deconsolidation of $438,099 (Note 3 Principles of Consolidation). After deconsolidating VWFI, approximately $9,107,297 of unearned revenue (which was previously eliminated upon consolidation) is reported in our current liabilities and relates to our 2020 agreement to manufacture RPCs for VWFI. VWFI has currently funded the manufacturing of one double capacity RPC, which is expected to be completed and sold to VWFI through a sale leaseback agreement, at which time we will record a ROU asset and lease liability, and the unearned revenue will be alleviated.

Note 11. Loans and Notes Payable

Loans and notes payable and their maturities consist of the following:

Third party debt:

	December 31, 2025	December 31, 2024
Various promissory notes and convertible notes	$50,960	$50,960
Various promissory notes for vehicle financing	13,557	509,041
Blue Ridge Bank	410,200	410,200
Small Business Administration	358,827	2,480,718
Al Dali International for Gen. Trading & Cont. Co.	248,877	189,391
RSF, LLC	500,000	500,000
Justin Ellis	-	350,000
Pilot OFS Holdings, LLC	-	14,107,339
Business First Bank	-	10,760,805
Maxus Capital Group, LLC	-	8,367,134
Cedarview Opportunities Master Fund LP	3,701,402	2,886,307
Curve Capital, LLC	549,463	1,793,500
ClearThink Capital	588,015	-
ClearThink Capital RBW	1,619,159	-
Agile Capital Funding, LLC	1,713,300	1,496,885
JJ Astor	5,553,900	-
Total notes payable	$15,307,660	$43,902,280

Loans and notes payable, current	$7,443,434	$38,963,796
Loans and notes payable, long term	$7,864,226	$4,938,484

Related party debt:

	December 31, 2025	December 31, 2024
Jorgan Development, LLC	$1,137,563	$18,109,503
James Ballengee Companies	1,981,730	1,391,650
Tyler Nelson	-	1,020,872
Meridian Equipment Leasing, LLC	6,701,887	-
Triple T Trading Company LLC	497,109	404,121
Waskom, LLC	-	1,182,193
Total notes payable - related parties	$10,318,288	$22,108,339

Loans and notes payable, current - related parties	$3,616,401	$22,108,339
Loans and notes payable, long term - related parties	$6,701,887	$-

The future maturities of debt outstanding as of December 31, 2025, excluding debt issuance cost and discounts, are as follows:

2026	$11,501,679	61,072,135
2027	9,345,236	4,534,749
2028	1,781,803	122,964
2029	3,413,285	25,788
2030	25,788	25,788
Thereafter	-	229,195
Total long-term debt	26,067,791	66,010,619
Less: unamortized OID:	(441,843)	-
Net debt	$25,625,948	66,010,619

In connection with the closing of the Endeavor Entities on October 1, 2024, the Company assumed various vehicle financing loans with principal amounts ranging from $25,000 to $72,000, bearing interest at rates up to 6.50% per annum and maturing on various dates through 2027. During the year ended December 31, 2025, certain loans were assumed by the buyer in connection with the divestiture of the related subsidiaries. The outstanding balance of these loans was $13,557 and $509,041 as of December 31, 2025 and 2024, respectively.

In May 2020 and January 2021, the Company received Paycheck Protection Program (“PPP”) loans totaling $410,200 from Blue Ridge Bank under the Small Business Administration’s (“SBA”) Paycheck Protection Program. The loans bear interest at 1.0% per annum and were eligible for forgiveness under the CARES Act. The Company previously applied for forgiveness; however, such forgiveness was not obtained. As of December 31, 2025, the Company is not currently making payments on these loans.

From May through August 2020, the Company received loan proceeds from the Small Business Administration (“SBA”) totaling $358,827 under disaster loan programs. These loans bear interest at 3.75% per annum and have original maturities of 30 years. As of December 31, 2025, the Company is not currently making payments on these loans and continues to accrue interest in accordance with the loan terms. In connection with the acquisition of the Endeavor Entities on October 1, 2024, the Company assumed two additional SBA loans, which are Paycheck Protection Program (“PPP”) loans, with an aggregate principal balance of $2,150,455. The loans bore interest at 6.29% per annum, required combined monthly payments of approximately $65,578, and matured in February 2026.

During the year ended December 31, 2025, the Company received full forgiveness of $1,967,532 of principal and $74,658 of accrued interest related to the PPP loans. The Company recognized a gain on extinguishment of debt of $1,967,532, which is included in other income in the accompanying consolidated statement of operations. As a result, no balance remained outstanding under the PPP loans as of December 31, 2025.

The outstanding balance of SBA loans was $358,827 and $2,480,718 as of December 31, 2025 and 2024, respectively.

On July 25, 2023, the Company entered into a $500,000 convertible promissory note with RSF, LLC. The note bears interest at 10% per annum and matured two years from the date of issuance. The note was convertible into shares of the Company’s common stock at a conversion price of $500 per share, subject to a beneficial ownership limitation of 4.9%. The note remains unpaid as of December 31, 2025.

On December 5, 2023, the Company entered into a $1,000,000 loan agreement with an individual lender, which was subsequently amended on April 8, 2024 to a convertible promissory note. In May 2024, the lender converted all outstanding amounts totaling $1,048,493 into 903,095 shares of the Company’s common stock. As a result, no amounts remained outstanding as of December 31, 2025 or 2024.

As part of the divestiture of our wholly owned subsidiaries on July 30, 2025, the Company derecognized approximately $16,314,410 of third party note payables to Pilot OFS Holdings LLC, $8,938,836 to Business First Bank, and $1,079,287 of related party note payable to Waskom LLC.

At December 31, 2024, the Company had a note payable to Maxus Capital Group, LLC with an outstanding balance of $8,367,134. The balance of the note was reduced to $0 as of December 31, 2025, as part of the divestiture of wholly owned subsidiaries completed on July 30, 2025. On July 30, 2025, the Company, certain affiliated entities, and a related party entered into a Forbearance Agreement with Maxus Capital Group, LLC, which acknowledged existing events of default and provided that Maxus would forbear from exercising its remedies so long as the Company complied with a revised payment schedule. In connection with the agreement, the Company paid a cash forbearance fee of $250,000 and agreed to issue restricted common stock valued at $250,000, which was issued during the fourth quarter of 2025 and charged to interest expense. We incurred additional charges of approximately $7.8 million which were added to the principal balance and were recorded to interest expense. The Forbearance Agreement also resulted in a remeasurement of certain finance lease liabilities under ASC 842, Leases, as the revised terms affected obligations previously accounted for as part of the Maxus financing arrangement.

On October 31, 2024, the Company issued a secured promissory note in the principal amount of $3,670,160 (the “Cedarview Loan”), maturing on October 31, 2025. The Company received net proceeds in early November 2024 after deduction of a 3% origination fee and repayment of amounts outstanding under a prior loan agreement. The Cedarview Loan bears interest at 22% per annum and originally required equal monthly payments beginning November 30, 2024.

On April 9, 2025, the Company entered into a side letter agreement with Cedarview that amended the repayment terms of the loan. Under the amended terms, the Company agreed to a revised payment schedule, including an initial payment of $589,890 in April 2025, followed by additional installment payments through repayment of the loan. In connection with the amendment, the Company issued 1,500 shares of restricted common stock in April 2025.

Beginning November 1, 2025, the interest rate on the Cedarview Loan increased to 24% per annum due to the Company’s noncompliance with certain payment terms. In addition, the Company incurred additional fees in connection with the revised terms and ongoing discussions with the lender. As of December 31, 2025, the Company is not current on its payment obligations under the Cedarview Loan and is working with the lender to revise the repayment terms. The outstanding balance of the Cedarview Loan was $3,701,402 and $2,886,307 as of December 31, 2025 and 2024, respectively.

The Company assumed a cash advance agreement dated November 30, 2023 with Curve Capital, LLC, under which the borrowers received $970,000 and are required to make weekly payments of $76,000. The Company did not repay the agreement as originally anticipated and is not current on its payment obligations under the agreement. The Company is working with the lender to address the outstanding balance. The outstanding balance of the agreement was $549,463 and $1,793,500 as of December 31, 2025 and 2024, respectively.

On August 12, 2025, the Company issued a convertible promissory note to ClearThink Capital in the principal amount of $647,059 and received proceeds of $550,000, reflecting an original issue discount of $97,059. The note matures twelve months from the issuance date and includes a one-time interest charge of 10% applied at issuance. The note is convertible into shares of the Company’s common stock at a discount to market prices, subject to customary beneficial ownership limitations. The original issue discount and related issuance costs are recorded as a debt discount and are being amortized to interest expense over the term of the note using the effective interest method. The balance of the note was $588,015, net of $59,044 of unamortized original issue discount at December 31, 2025.

During the year ended December 31, 2025, the Company entered into multiple twelve-month convertible promissory notes with Clear Think Capital RBW totaling $5,117,647 in principal, for which the Company received $3,933,500 in net proceeds after closing fees. The notes include an original issue discount of 15% and a one-time 10% interest charge at issuance and mature twelve months from the date of issuance. The Company also issued 3,263 shares of common stock, valued at $522,000, as additional consideration, which was recorded as a debt discount. During the year ended December 31, 2025, the Lender converted an aggregate of $3,178,690 of outstanding convertible debt into 958,231 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $6.36 million. The balance of the note is $1,619,159, net of unamortized original issued discount of $319,799 at December 31, 2025.

During 2025, the Company entered into multiple twelve-month convertible promissory notes with Clear Think Capital with a principal amount of $794,118 and proceeds of $675,000 under similar terms, including original issue discount and issuance-date interest charges. The Company also issued 506 shares of common stock, valued at $77,963, as additional consideration, which was recorded as a debt discount. During the year ended December 31, 2025, the Lender converted an aggregate of $872,602 of outstanding convertible debt and interest into 71,145 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $1.75 million. The balance of the note is $0 at December 31, 2025.

Upon the Closing of our acquisition of the Endeavor Entities, the Company assumed a certain lending agreement dated September 27, 2024. Under the Agile Agreement, the listed borrowers received $1,420,000 in October 2024, and are required to make weekly payments of $126,000. The Company did not repay the agreement as originally anticipated and is not current on its payment obligations under the agreement. The Company is working with the lender to address the outstanding balance. The outstanding balance of the agreement was $1,713,300, net of $63,000 of unamortized original issue discount and $1,496,885 as of December 31, 2025 and 2024, respectively.

On March 17, 2025, the Company issued a junior secured convertible promissory note (“Note 1”) to J.J. Astor & Co. (the “Lender”) in the principal amount of $6,625,000 in connection with a Loan and Security Agreement entered into by and between the Company, its subsidiaries, and the Lender. The Company received $5,000,000 in proceeds, net of closing fees totaling $1,625,000. The note was payable in forty-two equal weekly installments and could be settled in cash or, at the Company’s option (subject to an effective resale registration statement), in shares of common stock at a 20% discount to market prices. The note did not bear interest unless an event of default occurred. In connection with the issuance, the Company issued 1,250 shares of common stock, valued at $235,000, which were recorded as a debt discount and are amortized to interest expense over the term of the note.

On July 9, 2025, the Company entered into a Forbearance and Additional Loan Agreement with the J.J. Astor & Co., which amended Note 1 and provided for the issuance of a new junior secured convertible promissory note (“Note 2”). The principal balance of Note 1 was increased by $615,178, with a corresponding charge to interest expense, and the interest rate was increased to 19% with a revised maturity date of January 7, 2026. Note 2 had a face amount of $5.94 million and net proceeds of approximately $4.4 million, a portion of which was applied to satisfy past-due and future obligations under Note 1. Note 2 requires repayment in forty (40) weekly installments of $148,500 commencing on July 14, 2025, with a final maturity date of April 21, 2026. This transaction was accounted for as a debt extinguishment under ASC 470-50, resulting in the write-off of approximately $2.8 million of unamortized original issue discount and deferred financing costs, which was recognized in interest expense. The Company also recognized approximately $1.4 million of default-related fees as interest expense during the year ended December 31, 2025.

During the year ended December 31, 2025, the Lender converted an aggregate of $4,173,693 of outstanding convertible debt into 38,376,955 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $8.35 million. The balances of Note 1 and Note 2 were $0 and $5,553,900, respectively, as of December 31, 2025.

In connection with the Second Forbearance Agreement, J.J. Astor & Co. agreed to provide up to $2,450,000 of additional financing. On October 9, 2025, the Company issued an additional junior secured convertible promissory note (“Note 3”) in the principal amount of $1,620,000 and received gross proceeds of $1,152,000, prior to the deduction of $53,000 in fees. The note required repayment in forty-two equal installments. As additional consideration, the Company issued 1.430 shares of common stock. On October 21, 2025, the Company repaid all outstanding amounts under Note 3, and no balance remained outstanding as of December 31, 2025.

The Company obtained a short-term loan of $475,000 in June 2025 which was paid off in November 2025. The interest rate was eighteen percent per annum.

In connection with the divestiture, the Company became directly obligated for a related-party note payable totaling $5,040,545. The liability remains outstanding as a related-party obligation and is included within notes payable. In addition, the Company assumed $2,302,696 of related-party debt owed to Meridian Equipment Leasing, LLC in connection with the Company’s purchase of assets from Meridian following the divestiture. The notes mature in August of 2028 and have a twelve percent interest rate. The balance of the notes at December 31, 2025 was $6,701,887.

The Company issued secured promissory notes in connection with its August 1, 2022 acquisition of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC pursuant to a Membership Interest Purchase Agreement (the “MIPA”). The notes had an original principal balance of approximately $28.7 million and bear interest at a rate of prime plus 3% per annum. Payments are required based on the monthly free cash flow of the acquired entities, as defined in the MIPA.

During 2025, the balance decreased primarily due to payments and other reductions in accordance with the terms of the agreement. The outstanding balance of the notes was $1,137,563 and $18,109,503 as of December 31, 2025 and 2024, respectively.

On May 14, 2024, we issued a promissory note (the “Note”), to James Ballengee, in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the Note for general working capital purposes and to repay certain indebtedness. The intent of the Note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days will bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings, LLC, of which our Chief Executive Officer is the beneficial owner, which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings, LLC and the prior note with James Ballengee is no longer enforceable. The balance of the notes was $1,981,730 and $1,391,650 at December 31, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2025, the Company entered into a settlement agreement with its former Chief Financial Officer related to previously accrued compensation and other obligations. The Company settled all amounts due under the agreement during the year, and no balance remained outstanding as of December 31, 2025.

Note 12. Other Current Liabilities

The conversion features of the Company’s convertible notes contain variable pricing based on future market prices and are therefore accounted for as derivative liabilities in accordance with ASC 815-15. The Company recorded a derivative liability of $9,062,320 as of December 31, 2025, with a corresponding charge to loss on conversion of debt in the consolidated statements of operations.

As of December 31, 2025, the Company had an outstanding balance of $7,103,108 under a line of credit agreement with B1 Bank related to accounts receivable factoring. The facility has matured. In connection with this arrangement, the Company maintains restricted cash of approximately $1.8 million. See Note 13 Commitments and Contingencies for additional information.

Note 13. Commitments and Contingencies

Finance Leases

The Company has finance lease arrangements with Maxus Capital Group, LLC (“Maxus”) related to storage, terminaling, and transportation equipment acquired in prior business combinations. These leases generally require fixed monthly payments over terms ranging from four to five years and include options to purchase the underlying assets at the end of the lease term.

Certain of the Company’s finance lease agreements require monthly cash reserve payments in addition to base lease payments, which may be applied in the event of default and are refundable at the end of the lease term. The leases are secured by the underlying assets and, in certain cases, by accounts receivable.

In addition, the Company has entered into arrangements with Maxus to finance the construction and sale-leaseback of certain assets, including a wash plant facility and pipeline equipment, for which final lease terms are determined upon commencement.

During 2025, the Company entered into a forbearance agreement with Maxus related to certain financing and lease arrangements. The agreement acknowledged existing events of noncompliance and provided for revised payment terms, including an annual interest rate of 12%, under which Maxus agreed to forbear from exercising its remedies so long as the Company complied with the modified terms. In connection with the agreement, the Company paid a forbearance fee of $250,000 and issued restricted shares of common stock valued at $250,000. The Company did not comply with certain terms of the forbearance agreement and is currently working with Maxus to address the outstanding obligations. As a result, the related obligations have been classified as current lease liabilities as of December 31, 2025.

Description	Amount
Principal portion of finance lease obligations	$8,711,784
Accrued interest	390,068
Total finance lease liabilities (current)	$9,101,852

Operating Leases

On December 16, 2022, the Company’s subsidiary, VivaVentures Remediation Corp., entered into a land lease agreement with W&P Development Corporation for approximately 3.5 acres in Houston, Texas. The lease has an initial term of 126 months, with an option to extend for an additional 120 months. Monthly rent escalates over the term from approximately $7,000 to approximately $16,000.

On October 1, 2024, in connection with the acquisition of the Endeavor Entities, the Company assumed several operating leases, including (i) a corporate office lease in Dallas, Texas with a term through May 31, 2027 and monthly rent of approximately $15,233, and (ii) a trucking yard and shop lease in Monahans, Texas with a term through April 30, 2026 and monthly rent of approximately $10,000. The Company also assumed two short-term leases in Reeves County, Texas that expired on May 31, 2025.

During the year ended December 31, 2025, the Company entered into a yard lease in Pearsall, Texas. The term of approximately three years, which is accounted for as an operating lease and included in operating lease right-of-use assets and liabilities. The Company also entered into a commercial motor vehicle sublease that is structured on a month-to-month basis; accordingly, this arrangement is accounted for as a short-term lease, and lease payments are expensed as incurred. Both leases are with a related party affiliated with the Company’s Chief Executive Officer.

The right-of-use assets for operating leases as of December 31, 2025 and 2024 was $494,755 and $4,920,454. Rent expense for the years ended December 31, 2025 and 2024 was $494,755 and $557,892. The decrease in operating lease right-of-use assets and lease expense during the year ended December 31, 2025 was primarily due to the divestiture of certain wholly owned subsidiaries and the related operating leases associated with those entities.

The following table reconciles the undiscounted cash flows for the leases as of December 31, 2025 to the operating lease liability recorded on the balance sheet:

2025	85,080
2026	305,817
2027	150,479
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	541,376
Less: Imputed interest	46,621
Present value of lease payments	494,755

Operating lease liabilities, current	272,469
Operating lease liabilities, long-term	222,285
Operating lease liability	494,755

Weighted-average remaining lease term (mo.)	9.05
Weighted-average discount rate	8.72%

The discount rate is the Company’s incremental borrowing rate, or the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Based on an assessment of the Company’s borrowings at the time the operating leases were entered into or acquired, the incremental borrowing rate was determined to be between 6.29% and 12.5%.

Employment Agreements

On October 28, 2022, the Company entered into an executive employment agreement with James Ballengee, its Chief Executive Officer and Chairman. Pursuant to the agreement, Mr. Ballengee receives annual compensation of $1,000,000 payable in shares of the Company’s common stock issued in quarterly installments, subject to applicable Nasdaq rules and the Company’s equity incentive plan. Mr. Ballengee is also eligible for discretionary performance bonuses. The agreement may be terminated by either party upon notice.

On July 24, 2025, the Company entered into an executive employment agreement with Kimberly Hawley in connection with her appointment as Executive Vice President, Chief Financial Officer and Treasurer. Ms. Hawley receives an annual base salary of $350,000 and is eligible for performance-based bonus compensation. The agreement may be terminated by either party upon five business days’ notice; however, a termination without cause provides for severance equal to one year of base salary.

On August 12, 2025, the Company entered into an amended employment agreement with Les Patterson pursuant to which he serves as Executive Vice President and Chief Operating Officer. Mr. Patterson receives an annual base salary of $375,000 and annual equity compensation with a minimum value of $125,000, payable in quarterly installments. In addition, Mr. Patterson received a one-time signing bonus in the form of restricted common stock valued at $250,000. The agreement may be terminated by either party upon notice, and provides for severance equal to six months of base salary in the event of a termination without cause.

During the year ended December 31, 2025, Tyler Nelson, Russ Shelton, and Patrick M. Knapp each resigned from their respective positions with the Company. Mr. Nelson’s employment relationship was resolved pursuant to a settlement agreement entered into in November 2025.

During the year ended December 31, 2025, the Company entered into settlement agreements with certain former employees and consultant, including its former Chief Financial Officer, related to previously accrued compensation and other obligations. In connection with these agreements, the Company recorded settlement expense of approximately $1,750,000, which is included in accounts payable and accrued expenses as of December 31, 2025.

During 2025, the Company entered into a forbearance agreement with Maxus Capital Group, LLC related to certain financing and lease arrangements. The Company did not comply with certain terms of the agreement and is currently working with the lender to address the outstanding obligations. Additional information regarding these arrangements is included in Note 11 - Loans and Notes Payable.

The Company has an outstanding obligation to B1 Bank related to a matured accounts receivable financing arrangement. B1 Bank has indicated its intent to pursue legal remedies, including seeking direct collection from certain of the Company’s customers, including customers subject to netting arrangements who were previously factored. Based on discussions with management and legal counsel, the Company has concluded that it is probable that B1 Bank will pursue such actions. The Company continues to evaluate its position and is engaged in discussions with the lender regarding resolution of this matter. See Note 12 – Other Current Liabilities for additional information.

Note 14. Stockholders’ Equity

Series A Preferred Stock

The Series A Preferred Stock has a stated value of $1,000 per share and is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to customary anti-dilution adjustments. The Company has the right to convert the Preferred Stock at any time.

On November 26, 2025, the Company filed an Amended and Restated Certificate of Designation for its Series A Preferred Stock to add voting rights to the rights and preferences of the Series A Preferred Stock. As a result of the amendment, the holders of the Series A Preferred have votes equal to the stated value per share on any matters properly presented to the Company’s shareholders.

The Series A Preferred Stock carries a cumulative dividend of 6% per annum, payable quarterly in shares of common stock, subject to beneficial ownership limitations. Any unpaid dividends accrue until such time as they may be issued. The Series A Preferred Stock has a liquidation preference over common stock and any other junior securities. The Company has the right, but not the obligation, to redeem the Series A Preferred Stock.

On October 1, 2024, the Company acquired the Endeavor Entities for total consideration of approximately $116.3 million, payable in a combination of common stock and Series A Preferred Stock. In connection with this transaction, the Company issued 33,621 shares of common stock and 107,789 shares of Series A Preferred Stock to the sellers.

On July 30, 2025, the Company completed the sale of certain subsidiaries in exchange for 11,058 shares of the Company’s Series A Preferred Stock, valued at approximately $11.1 million. The shares issued in connection with this transaction are no longer considered outstanding and are not entitled to dividends. The buyer is an entity controlled by the Company’s Chief Executive Officer.

As of December 31, 2025 and 2024, there were 96,731 and 107,789 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

On December 22, 2025, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares.

Subsequent to year end, the Company effected a 1-for-200 reverse stock split of its common stock. All share and per share amounts presented herein have been retroactively adjusted to reflect the reverse stock split.

Noncontrolling Interest

Noncontrolling interests represent the portion of certain consolidated subsidiaries that are owned by third-parties. For the year ended December 31, 2024 the change in noncontrolling interest was due primarily related to the noncontrolling interest’s allocation of the impairment expenses.

The Company holds noncontrolling interests in certain entities, including Vivaopportunity Fund LLC, Vivaventures UTSI, LLC, Vivaventures Royalty II, LLC, and International Metals Exchange, LLC. As of December 31, 2025 and 2024, the Company held 1,000 Class A LLC Units in each entity, with an aggregate carrying value of $4,000, recorded at cost.

These entities are not consolidated as the Company does not have a controlling financial interest. While the Company has certain management rights, it does not have the obligation to absorb losses or the right to receive benefits that would be considered significant.

Note 15. Share-Based Compensation & Warrants

On November 10, 2023, our 2023 Equity and Incentive Plan (the Plan) became effective. The plan was approved by our Board of Directors and by the holders of a majority of our common stock.

The following is a summary of the material features of the Plan, which is qualified in its entirety by reference to the actual text of the Plan.

Eligibility. The Plan provides for the grant of equity awards to the officers, employees, directors, consultants and other key persons of the Company and our subsidiaries selected from time to time by our Compensation Committee of the Board. The Compensation Committee will determine in its sole and absolute discretion the specific individuals eligible to participate in the Plan. As of April 14, 2026, we had approximately twenty-five employees and five directors. The Company also employs consultants to supplement its operational activities.

Awards. Awards under the Plan may take the form of stock options, stock appreciation rights (“SARs”), restricted stock awards, unrestricted stock awards, restricted stock units (“RSUs”), and other share-based awards, or any combination of the foregoing (each, an “award” and collectively, “awards”).

Shares Available. Subject to the adjustment provisions discussed below under “Adjustments,” the total number of shares that may be issued under the Plan is 200,000.

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

Stock Options. The Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Code, and “nonqualified stock options” that do not meet such requirements. The term of each option is determined by the Compensation Committee and shall not exceed ten years after the date of grant. Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Administrator. In general, the per share exercise price for options must be at least equal to 100% of the fair market value of the underlying shares on the date of the grant, unless the option is intended to be compliant with the requirements of Section 409A of the Code. All 200,000 shares authorized for issuance under the Plan shall be available for issuance in respect of incentive stock options.

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

The Company has granted stock-based compensation to employees, including the issuance of 7,109 employee stock options granted in June 2022 that vested over a period of two years. For the year ended December 31, 2024, the Company issued 5,380 shares in connection with the CEO’s employment agreement. In addition, during 2024, the Company issued 242 shares subject to quarterly vesting over 12 months, certain awards that cliff vest over 12 and 18 months in connection with employee contracts, and 2,698 shares in connection with new employment agreements.

During the year ended December 31, 2025, the Company issued an aggregate of 7,784 shares of common stock as stock-based compensation, including 3,299 shares issued to the CEO, 2,004 shares that vested upon cliff vesting conditions, 2,356 shares issued in connection with new employment agreements, and 125 shares issued for other compensation arrangements. During the year ended December 31, 2025, the Company issued 3,944 shares of common stock to directors as stock-based compensation. The Company also issued 49,115 shares of common stock as compensation for consulting services during the period.

For the years ended December 31, 2025 and 2024, stock-based compensation was $1,510,005 and $2,930,838, respectively. In addition, the Company recognized stock-based consulting compensation expense of $1,908,001 and $19,998 for the years ended December 31, 2025 and 2024, respectively.

On June 20, 2023, we issued a 15% secured promissory note due to Al Dali International for Gen. Trading & Cont. Co., a company organized under the laws of Kuwait (“DIC”). As security to secure repayment of the Note, we issued DIC an option to purchase 5,000 shares of our common stock at an exercise price of $235.80 per share, which was recorded as a debt discount in the amount of $467,509, which is amortized to interest expense over the term of the agreement using the effective interest method.

During the year ended December 31, 2025, the Company recognized approximately $300,000 of forfeitures related to previously granted equity awards, which reduced stock-based compensation expense. There were no other options or awards granted during the years ended December 31, 2024 and 2023, respectively.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the options on the date of issuance are as follows:

December 31, 2023
Risk-free interest rate	0.24 – 5.23%
Expected dividend yield	None
Expected life of warrants	3.33 – 10 years
Expected volatility rate	156 – 273%

The following table summarizes all stock option activity of the Company for the years ended December 31, 2025 and 2024. All share and weighted average exercise price amounts have been retroactively adjusted to reflect the Company’s 200-for-1 reverse stock split.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2024	1,721,761	$1.97	4.71

Granted	-	-	-
Exercised	-	-	-
Forfeited	(300,000)	0.53	0.00
Outstanding, December 31, 2025	1,421,761	$1.86	2.59

Exercisable, December 31, 2024	1,721,761	$1.97	4.71

Exercisable, December 31, 2025	1,421,761	$1.86	5.40

As of December 31, 2025 and 2024, the aggregate intrinsic value of the Company’s outstanding options was approximately none. The aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Warrants

As of December 31, 2025 and 2024, the Company had 400 warrants outstanding.

On February 14, 2022, the Company completed an underwritten public offering and issued the underwriter, EF Hutton, a five-year warrant to purchase 400 shares of common stock at an exercise price of $1,150 per share. The warrant was valued at approximately $374,000.

On April 4, 2024, the Company issued Clear Street LLC a one-year warrant to purchase 1,595 shares of common stock at an exercise price of $180 per share, which was valued at approximately $92,522. This warrant expired unexercised during 2025.

These warrants are classified as equity instruments and were recorded as a direct cost of the related offering.

Management uses the Black-Scholes option pricing model to determine the fair value of warrants on the date of issuance. No warrants were issued during the year ended December 31, 2025; accordingly, no new assumptions were required.

All share and per share amounts have been retroactively adjusted to reflect the Company’s 200-for-1 reverse stock split.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants on the date of issuance during 2023 and 2024 are as follows:

Risk-free interest rate	1.92 – 5.02%
Expected dividend yield	None
Expected life of warrants	1 – 5 years
Expected volatility rate	98 – 167%

Note 16. Segments

As previously disclosed in our periodic filings with the SEC, the Company historically reported two business segments: crude oil transportation and facility services for terminaling and storage. In August 2024, the Company launched supply and trading activities, and beginning with the third quarter of 2025, management determined that these activities meet the criteria for a reportable operating segment under ASC 280. As a result, the Company now reports three reportable operating segments: transportation and logistics services, terminaling and storage services, and supply and trading.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM evaluates operating performance and allocates resources using segment gross profit, which is determined on the same basis as consolidated gross profit presented in the Company’s condensed consolidated statements of operations. The CODM does not review segment asset information in assessing performance or allocating resources; therefore, segment assets are not presented. In prior periods, the Company presented segment results through net income (loss); however, beginning in 2025, the CODM evaluates segment performance based on gross profit. Accordingly, segment disclosures have been revised to reflect the current measure of segment performance.

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

Year ended December 31, 2025

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$23,218,485	$3,389,461	$57,585,457	$84,193,403
Revenues - related party	11,895,108	8,330,299	-	20,225,406
Total revenues	35,113,592	11,719,760	57,585,457	104,418,809
Cost of revenues	4,970,253	4,162,336	57,540,070	66,672,658
Gross profit	$30,143,339	$7,557,424	$45,388	$37,746,151

Year ended December 31, 2024

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment		Total Consolidated
Revenues	$18,782,745	$39,829,406		$-	$58,612,151
Revenues - related party	-	31,199,089			31,199,089
Total revenues	18,782,745	71,028,495			89,811,240
Cost of revenues	13,804,019	65,788,017		-	79,592,036
Gross profit	$4,978,726	$5,240,478	$		$10,219,204

Note 17. Income Tax

Provision for income taxes is as follows:

	December 31,
	2025	2024
Current:
State	$271,385	$60,810
Total current	271,385	60,810
Deferred:
Federal	(133,337)	73,897
State	(21,045)	(7,838)
Total Deferred	(154,382)	66,059

Net provision	$117,003	$126,869

The differences between the expected income tax provision based on the statutory Federal United States income tax rates and the Company’s effective tax rates are summarized below:

	December 31, 2025
Tax Computed At The Federal Statutory Rate	$(23,524,962)	21.00%
State Tax, Net Of Fed Tax Benefit	201,325	-0.18%
Nondeductible Expenses	6,138,443	-5.48%
Valuation Allowance	17,119,044	-23.56%
Other/Prior Year True-Up	183,153	0.29%
Provision from income taxes	$117,003	-0.57%

[1]	State taxes in Texas make up the majority (greater than 50%) of the tax effect in this category.

	December 31, 2024
Tax Computed At The Federal Statutory Rate	$(4,634,170)	21.00%
State Tax, Net Of Fed Tax Benefit	(352,031)	1.60%
Nondeductible Expenses	412,439	-1.87%
Flowthrough Entity not Subject to Tax	870,990	-3.95%
Foreign Corporation - Minority Interest	590	0.00%
Non-controlling Interest	(827,332)	3.75%
Valuation Allowance	5,199,892	-23.56%
Stock compensation	(488,445)	2.21%
Rate Change	8,363	-0.04%
Other/Prior Year True-Up	(63,427)	0.29%
Provision from income taxes	$126,869	-0.57%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2025
Deferred Tax Assets:
Net Operating Losses	$11,400,601
Intangibles	6,873,705
Stock Compensation	53,210
Reserves	3,581,290
Interest Expense Carryover	3,824,177
Lease Liability	104,795
Fixed Assets	716,718
Accrued Liabilities	386,318
Other	224,860
Total Deferred Tax Assets	27,165,673
Deferred Tax Liabilities:
ROU Asset	(104,794)
Total Deferred Tax Liabilities	(104,794)

Less: Valuation Allowance	(27,060,879)
Net Deferred Asset/(Liability)	$0

December 31, 2024
Deferred Tax Assets:
Net Operating Losses	$7,732,475
Stock Compensation	361,778
Reserves	2,668,891
Leases Liability	1,104,044
Inventory	-
Fixed Assets	417,949
Accrued Liabilities	595,127
Other	85,575
Total Deferred Tax Assets	12,965,839

Deferred Tax Liabilities:
ROU Asset	(1,125,516)
Intangibles	(2,068,818)
Total Deferred Tax Liabilities	(3,194,334)

Less: Valuation Allowance	(9,925,886)
Net deferred tax liability:	$(154,381)

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

As of December 31, 2025 and 2024, the Company had estimated net operating losses for federal and state purposes of $49 million and $40 million, respectively. Federal net operating losses of $6.5 million will expire in 2037. State net operating loss carryovers of $8.5 million will start to expire in 2037. Other federal and state net operating loss carryovers do not have an expiration date.

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

The Company is in the process of filing back income tax returns from 2010 through the current year and subject to IRS examination for these years. The Company has booked a reserve for potential penalties associated with non-filing of certain foreign information reports related to its subsidiary in the Middle East. Penalties and interest have been reported in the general and administrative section of the statement of operations. The reserve balance at December 31, 2025 and 2024 was $1,029,846 and $837,477, respectively. The Company does not expect this reserve to reverse within the next 12 months, as they will apply for a penalty waiver when the tax returns are ultimately filed. Due to the non-filing of income tax returns, statutes of limitations on the potential examination of those income tax periods will continue to run until the returns are filed, at which time the statutes will begin.

Note 18. Related Party Transactions

In 2023, the Company subleased office space to Spectra Global Cuisine, LLC (“Spectra”), an entity that shares officers with WealthSpace, LLC. For the year ended December 31, 2024, the Company recognized $115,000 in sublease revenue and had accounts receivable of $137,000 related to this arrangement. During the year ended December 31, 2025, the sublease arrangement was terminated and the Company recorded a write-off of the related accounts receivable. No balance remained outstanding as of December 31, 2025.

During August 2022 the Company entered into secured promissory notes with Jorgan Development, LLC (“Jorgan”) and JBAH Holdings, LLC (“JBAH”), which are entities beneficially owned by James Ballengee, the Company’s Chief Executive Officer (“CEO”). The promissory notes, which bear interest at prime plus 3% (10% at December 31, 2025), were amended in 2025 to reduce the required monthly payments from 99% to 50% of Monthly Free Cash Flow, as defined in the agreement. As of December 31, 2025 and 2024, the aggregate outstanding principal balance of the notes issued to Jorgan was $1,137,563 and $18,109,503, respectively.

The Company is party to an Oil Storage Agreement with White Claw Crude, LLC (“WC Crude”), an entity that shares a common beneficiary, the Company’s CEO, with Jorgan and JBAH. Under this agreement, WC Crude has the right, subject to the payment of service and maintenance fees, to store crude oil and other liquid hydrocarbons at a crude oil terminal operated by the Company. WC Crude is required to pay a minimum fee of $150,000 per month, regardless of actual storage utilization. The agreement expires on December 31, 2031. The Company recognized related-party tank storage revenue of $1,802,868.07 for the year ended December 31, 2025, and $1,350,000 for the year ended December 31, 2024.

The Company is also party to a Crude Petroleum Supply Agreement (“Supply Agreement”) with WC Crude. Under the Supply Agreement, WC Crude supplies the Company with a minimum of 1,000 sourced barrels per day. The agreement provides that if the Company does not realize a margin of at least $5.00 per barrel upon resale of these volumes, WC Crude will pay the Company a deficiency payment equal to the difference between the realized margin and $5.00 per barrel. Conversely, if the Company realizes a margin in excess of $5.00 per barrel, the Company is required to remit a profit-sharing payment to WC Crude equal to 10% of the excess margin, multiplied by the number of barrels sold. The Supply Agreement expires on December 31, 2031. For the twelve months ended December 31, 2025 and 2024, the Company recorded crude oil purchases from WC Crude of $1,569,149 and $14,796,564, respectively, and recognized deficiency payments of $2,403,818 and $0, respectively. In addition, the Company has an agreement to sell natural gas liquids and crude petroleum products to WC Crude, which are cash-net-settled at market prices. The Company recognized related-party sales to WC Crude totaling $61,158 and $9,886,435 the years ended December 31, 2025 and 2024, respectively.

We have an existing note payable issued to Triple T, which is owned by Dr. Khalid Bin Jabor Al Thani, the 51% majority-owner of Vivakor Middle East LLC The note is interest free, has no fixed maturity date and will be repaid from revenues generated by Vivakor Middle East LLC. As of December 31, 2025 and 2024, the balance owed was $479,109 and $404,120.

On October 1, 2024, Jorgan and JBAH (collectively, the “Sellers”), as the equity holders of Endeavor Crude, LLC, a Texas limited liability company, Equipment Transport, LLC, a Pennsylvania limited liability company, Meridian Equipment Leasing, LLC, a Texas limited liability company, and Silver Fuels Processing, LLC, a Texas limited liability company (collectively, the “Endeavor Entities”) closed the transactions that were the subject of the previously-disclosed Membership Interest Purchase Agreement among them dated March 21, 2024, as amended (the “MIPA”) (the “Closing”). In accordance with the terms of the MIPA, at the Closing, the Company acquired all of the issued and outstanding membership interests in each of the Endeavor Entities (the “Membership Interests”), making them wholly-owned subsidiaries of the Company.

The Endeavor Entities own and operate a combined fleet of more than 500 commercial tractors and trailers for the hauling of crude oil and produced water and also own and operate a crude oil pipeline and exclusive connected blending and processing facility in Blaine County, Oklahoma.

The purchase price for the Membership Interests was $116.3 million (the “Purchase Price”), after post-closing adjustments, including a reduction for assumed debt and a possible increase for an earn-out adjustment, payable by the Company in a combination of Company common stock, $0.001 par value per share (“Common Stock”) and Company Series A Preferred Stock $0.001 par value per share (“Preferred Stock”). The Preferred Stock has the terms set forth in the Series A Preferred Stock Certificate of Designations, including, but not limited to, liquidation preference over the Common Stock, the payment of a cumulative six percent (6%) annual dividend per share payable quarterly in arrears in shares of Common Stock (so long as such issuances of Common Stock would not result in the Sellers beneficially owning greater than 49.99% of the issued and outstanding Common Stock), and the Company having the right to convert the Preferred Stock at any time using the stated value of $1,000 per share of Preferred Stock and the conversion price of one dollar ($1.00) per share of Common Stock. The Sellers are beneficially owned by James Ballengee, the Company’s CEO and principal shareholder.

On December 2, 2024, the Company issued 33,621 shares of Common Stock to the Sellers, or their assignees, with 24,998 shares issued to Jorgan and 253 shares issued to JBAH. The remaining shares were issued to two non-related parties as part of the consideration for the Purchase Price at the instruction of the Sellers. The Company issued 107,789 shares of Series A Preferred Stock to the Sellers, or their assignees, as part of the Purchase Price.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired Trucking Transportation Agreement & Addendum with WC Crude. Under this agreement, WC Crude must, through its own operations or source for the Company, a minimum volume of 75,000 bbls per day for our trucking logistics services. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and 2024, we realized related party trucking revenue related to this agreement of $11,895,108 and $3,756,097, respectively.

Upon the Closing of our acquisition of the Endeavor Entities, we acquired a Station Throughput Agreement with Posse Wasson, LLC (Posse Monroe, LLC) (“Possee”), who shares a beneficiary, James Ballengee, with Jorgan and JBAH. Under this agreement, Possee must source for the Company, a minimum volume of 230,000 bbls per month through our storage facility at $0.275 per barrel, guaranteeing $759,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and2024, we realized revenue related to this agreement of $759,000 and $189,750, respectively.

Upon the Closing of our acquisition of the Endeavor Entities, we also acquired a Station Throughput Agreement with WC Crude. Under this agreement, WC Crude must source for the Company, a minimum volume of 200,000 bbls per month through our storage Omega Gathering Pipeline at $1.00 per barrel, guaranteeing $2,400,000 of throughput revenue on an annual basis. The agreement expires on December 31, 2034. For the years ended December 31, 2025 and 2024, we realized revenue related to this agreement of $1,734,306 and $427,844, respectively.

On October 17 2024, our newly acquired subsidiaries under the Endeavor Entities, received funding of $530,000 under our May 14, 2024 promissory note between Vivakor, Inc. and Ballengee Holdings, LLC (“Ballangee Holdings”), of which the Company’s CEO is the beneficial owner, which was paid off in 2024.

On May 14, 2024, the Company issued a promissory note to James Ballengee in the principal amount of up to $1,500,000, for which loan advances will be made to the Company as requested. The Company will use the proceeds of the promissory note for general working capital purposes and to repay certain indebtedness. The intent of borrowings under the promissory note is to be short term in nature and be repaid in 30 days. Any amounts that are not repaid in 30 days bear interest thereafter at a rate of 11% per annum. Each advance matures after six months from the date the Company receives the funds. On May 23, 2024, we issued a promissory note to Ballengee Holdings which replaced and rescinded the above referenced note with James Ballengee effective back to May 14, 2024, under the same terms such that all obligations under the notes are the responsibility of Ballengee Holdings and the prior note with James Ballengee is no longer enforceable. As of December 31, 2025 and 2024, the principal balance and accrued interest of this note was $1,481,730 and $139,175, and $1,164,150 and $43,880, respectively.

On June 13, 2024, we owed our Chief Financial Officer $1,167,750 in accrued salary and bonuses, plus interest (together, the “Accrued Compensation”), for serving as the Company’s Chief Financial Officer, and executed a Settlement Agreement where the Accrued Compensation would be paid under the terms of a straight promissory note in the principal amount of the Accrued Compensation. Under the terms of the note, the amounts due accrued interest at 8% per annum, to be paid by paying 5% of any money received by the Company from closed future financings or acquisition/merger/sale transactions until the note has been paid in full. In the event the note was not paid in full by June 30, 2025, the note matured and any amounts due thereunder were due and payable in full on such date. As of December 31, 2024 the balance of principal and accrued interest was $1,020,872 and $48,121. The note was paid off in 2025.

On July 5, 2024, the Company received a loan from Ballengee Holdings, in the principal amount of $500,000, and in connection therewith, we agreed to issue 21,552 ($50,000) restricted shares of the Company’s common stock, which is currently accrued in related party accounts payable in stock until the shares are issued. The loan bears interest at the rate of 10% per annum. The loan originally matured on December 31, 2024 and was subsequently amended to extend the maturity date to September 30, 2026. The note allows the holder to convert the outstanding principal and interest due under the note into shares of our common stock at price equal to 90% of the average closing price of our common stock for the previous five (5) trading days prior to the conversion date, with a floor conversion price of $1.00 per share. The lender may not convert amounts owed under the note if such conversion would cause him to own more than 4.99% of our common stock after giving effect to the issuance, which limitation may be raised to 9.99% upon from the lender. As of December 31, 2025 and 2024 the balance of principal and accrued interest was $500,000 and $61,956.52 and $500,000 and $24,456, respectively.

In connection with the 2025 divestiture of certain wholly owned subsidiaries, the Company became directly obligated for a related-party note payable to Meridian Equipment Leasing, LLC, an entity affiliated with the Company’s Chief Executive Officer, totaling $5,040,545. The Company also assumed $2,302,696 of related-party debt owed to Meridian Equipment Leasing, LLC in connection with the purchase of certain assets following the divestiture.

The notes bear interest at 12% per annum and mature in August 2028. The aggregate outstanding balance of these related-party notes was $6,701,887 as of December 31, 2025.

During the year ended December 31, 2025, the Company entered into a yard lease in Pearsall, Texas with a related party affiliated with the Company’s Chief Executive Officer. The lease has a term of approximately three years, with a monthly rent of $3,000 per month escalating annually, and is accounted for as an operating lease, with amounts included in operating lease right-of-use assets and liabilities.

The Company also entered into a commercial motor vehicle sublease with a related party affiliated with the Company’s Chief Executive Officer on a month-to-month basis. This arrangement is accounted for as a short-term lease, and lease payments are expensed as incurred.

As of December 31, 2025, accounts receivable – related party included a balance of $1,439,228 due from the buyer of the 2025 divestiture of the Company’s wholly owned subsidiaries, representing amounts paid by the Company. The balance is non-interest bearing and due on demand.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

As previously reported, on October 31, 2024, the Company, as the borrower, and certain of its subsidiaries, being Vivaventures Management Company, Inc., Vivaventures Oil Sands, Inc., Silver Fuels Delhi, LLC, White Claw Colorado City, LLC, Vivaventures Remediation Corporation, Vivaventures Energy Group, Inc., and Silver Fuels Processing, LLC, as guarantors (collectively, the “Guarantors” or “Subsidiaries”, as context requires), Cedarview Opportunities Master Fund LP, as the lender (the “Lender” or “Cedarview”); and Cedarview Capital Management, LLC, as the agent (the “Agent”), entered into a Loan and Security Agreement (the “Loan Agreement”). Pursuant to the Loan Agreement, the Company issued a secured promissory note (the “Note”) in the principal amount of $3,670,161, and the Lenders agreed to provide such term loan to the Company (the “Term Loan”) with maturity on October 31, 2025. On November 5 and 6, 2024 (the “Closing Date”), the Company received the net proceeds from the Term Loan less (i) a 3% origination fee, and (ii) repayment of $2,000,000 in outstanding principal, $68,009 in accrued interest, and a $242,991 prepayment fee pursuant to that certain Loan and Security Agreement dated February 5, 2024, by and between the Company, as borrower thereunder, certain of its Subsidiaries, as guarantors thereunder, and Lender and Agent. On April 9, 2025, a Side Letter Cedarview went effective which amended the terms of the Loan Agreement. Under the terms of the Side Letter, we agreed to pay the remaining amounts we owe under the Cedarview Loan as follows: (i) $589,890 on or before April 9, 2025, (ii) payments of $150,000 on each of April 30, 2025 and May 31, 2025, and (iii) four monthly payments of $645,685 until the Cedarview Loan has been paid in full. In exchange for Cedarview agreeing to the extended repayment terms under the Side Letter for the Cedarview Loan we agreed we would (a) pay Cedarview 30% of any net amounts we receive from drawdowns from any equity lines of credit we do in the future as payments on the Cedarview Loan, (b) pay Cedarview 30% of any net proceeds received from the sale of any assets in the future as payments on the Cedarview Loan, and (c) issue Cedarview, or its assignees, 1,500 shares of our restricted common stock. We paid the $589,890 payment on April 9, 2025 and issued Cedarview, and its assignees, 1,500 shares of our restricted common stock on April 11, 2025.

On December 31, 2025, the Company entered in an Interim Forbearance Agreement (the “Interim Forbearance Agreement”) with Cedarview, under which Cedarview agreed to forbear any rights it has for the Company’s default as a result of the Company’s failure to pay the Note in accordance with its terms, as amended. Cedarview agreed to forbear its rights and not call the Company in default under the Note through January 23, 2026 in exchange for the Company agreeing to enter into a long-term forbearance agreement on or before January 23, 2026, under which the maturity date for the Note will be extended to January 31, 2027 and the Company will agree to a payment plan for the Note and will agree to a Confession of Judgment with respect to (i) all amounts due and owing under the Note, including accrued but unpaid interest thereon that has accrued at the default interest rate, and (ii) $200,000 of collection expenses with respect thereto. The other terms of the extension of the maturity date will be determined between the parties on or before January 23, 2026, when the parties plan to execute a further agreement.

As previously reported, between June 6, 2025 and June 9, 2025, the Company issued convertible promissory notes (the “Lender Notes”), to seven non-affiliated accredited investors (the “Lenders”), in the aggregate principal amount of $5,117,647 in connection with a Securities Purchase Agreement entered into by and between the Company and the Lenders (the “Lender SPA”). Under the terms of the Lender SPA and the Lender Notes, the Company received $4,350,000 prior to deducting customary fees. Between December 31, 2025 and January 7, 2026, the Company received Notices of Conversion from the Lenders converting a total of $256,690 of the amounts due under the Lender Notes into 189,432 shares of the Company’s common stock, on January 16, 2026, the Company received Notices of Conversion from two of the Lenders converting a total of $41,165 of the amounts due under the Lender Notes into 46,079 shares of the Company’s common stock (together, the “Lender Shares”). Pursuant to the terms of the Lender Notes and the Notices of Conversion, the Company issued the Lender Shares. The Lender Shares were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent.

On January 30, 2026, the Company entered into Forbearance and Note Amendment Agreements (the “Lender Forbearance Agreements”) with the each of the Lenders. As of the date the Lender Forbearance Agreements were entered into the Company owed approximately $2,242,793 under the Lender Notes, having satisfied approximately $2,874,854 of the aggregate principal amount since the Lender Notes were issued. Under the terms of the Lender Forbearance Agreements, (i) the parties agreed to extend the maturity date of the Lender Notes until January 31, 2027; (ii) the Company agreed to issue an aggregate of 280,839 shares of its restricted common stock (the “Agreement Shares”); (iii) the Company agreed to pay the following aggregate amounts to payoff the Lender Notes: $378,433.25 on or before March 1, 2026, $396,415 on or before April 30, 2026, $258,904 on or before June 30, 2026, $454,797 on or before July 31, 2026, $17,434 on or before September 30, 2026, $356,194 on or before October 31, 2026, $372,627 on or before January 31, 2027; and (iv) no conversions will be permitted under the Lender Notes unless the Company either fails to pay the Lender Notes in accordance with the above payment terms or the Company fails to get re-listed on Nasdaq on or before February 28, 2026, which date will be extended if the only requirement for the Company to get re-listed is the completion of a reverse stock split of the Company’s common stock so long as the Company is in the process of completing the reverse stock split.

As previously reported, on July 9, 2025, the Company, issued a junior secured convertible promissory note (the “Second Note”) to J.J. Astor & Co. (“J.J. Astor”), in the principal amount of $5,940,000 (the “Principal Amount”), in relation to an amended Loan and Security Agreement by and between the Company, its subsidiaries, and J.J. Astor (the “Amended Loan Agreement”). The Company received $4,400,000, before fees. The Company received the funds on July 15, 2025. On January 12, 2026, the Company received a Notice of Conversion from J.J. Astor converting $50,000 of the Principal Amount of the Second Note into 59,524 shares of the Company’s common stock (the “Shares”). Pursuant to the terms of the Second Note and the Notice of Conversion, the Company issued the Shares. The Shares were issued without a Rule 144 restrictive legend pursuant to a legal opinion received by the Company and its transfer agent.

On February 5, 2026, the Company entered into a Forbearance and Note Payment Amendment Agreement (the “J.J. Astor Forbearance Agreement”) with J.J. Astor. Under the terms of the J.J. Astor Forbearance Agreement, (i) the parties agreed to extend the maturity date of the Second Note until January 1, 2027; (ii) the Company agreed to pay the following payments to payoff the Second Note: (a) $50,000 per week commencing Monday, April 6, 2026, (b) $100,000 per week commencing Monday, July 6, 2026, (c) $150,000 per week commencing Monday, October 5, 2026, and (d) $250,000 per week commencing Monday, December 7, 2026, with the outstanding balance to be paid in full by January 1, 2027 (the “Amended Payment Terms”), with the Company having the ability to pay the Amended Payment Terms in shares of common stock if certain conditions are met as set forth in the Agreement, and (iii) the Company agree to use its best efforts to remove its suspension from trading on the Nasdaq Capital Market and be reinstated for trading on the Nasdaq Capital Market on or before February 28, 2026 (the “Nasdaq Reinstatement Deadline”), which deadline will be extended to a date not later than April 30, 2026 if the Company has applied for a reverse stock split prior to February 28, 2026 and is only waiting for regulatory approval of such stock split to regain compliance with Nasdaq’s listing rules. In the event the Company fails to comply with the terms of the J.J. Astor Forbearance Agreement, then entire outstanding principal amount plus accrued interest then due and payable under the Second Note shall increase to 110% of the then Outstanding Principal Amount, such balance will begin accruing interest at 19% per annum compounded daily, the balance will become immediately due and payable to J.J. Astor in full, the Forbearance provided herein shall terminate, and J.J. Astor may exercise all of its rights and remedies under the Amended Loan Agreement, the Second Note and other transaction documents.

On February 27, 2026, the Company and J.J. Astor entered into a Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement (the “Loan Agreement Amendment No. 3”) and $993,750 Original Principal Amount Junior Secured Promissory Note (the “Fourth Note”). Under the terms of the Fourth Note J.J. Astor agreed to loan us an additional $750,000, which matures on April 6, 2026. In the event we default on the Fourth Note, the note begins accruing interest at 19% per annum, the principal amount due under the note is increased to 110% of the principal amount owed at the time of default, and the amounts due under the note become convertible with J.J. Astor allowed to convert 200% of the amount due under the note at a conversion price equal to an 80% discount to the lesser of (a) the closing price of the Company’s common stock on (x) the Funding Date of the Initial Note and (y) the Funding Date of the Second Note (whichever closing price is lower), or (b) 20% of the closing price of the Company Common Stock on such applicable Funding Date. Under the terms of the Loan Agreement Amendment No. 3, J.J. Astor and Company agreed the date by which the Company has to relist on Nasdaq under the Fourth Forbearance Agreement was extended to April 6, 2026, and the Second Note default terms were amended in certain respects to the default terms in the Fourth Note. The Company received the funds from the Fourth Note on February 27, 2026, minus $40,000 for legal and transaction fees. The Company and J.J. Astor also entered into a Subsidiary Guarantee, under which the Company’s subsidiaries are guaranteeing the amounts due under the Fourth Note (the “Subsidiary Guarantee”) and a Pledge and Security Agreement, under which the Company and its subsidiaries secured the repayment of the amounts due under the Second Note and the Fourth Note with their assets as collateral (the “Pledge and Security Agreement”). Additionally, the Company conveyed certain real property and improvements it owns in Blaine County, Oklahoma to J.J. Astor to secure the repayment of the Fourth Note. In the event the Fourth Note is paid in full by the maturity date, the Oklahoma property will be reconveyed to the Company.

On March 24, 2026, a Certificate of Amendment (the “Amendment to Articles”) to the Company’s Amended and Restated Articles of Incorporation, as amended, went effective with FINRA and OTC Markets, which implemented a 1-for-200 reverse stock split of the Company’s common stock in accordance with the approval of the holders of a majority in interest of the Company’s outstanding votes delivered at the Special Meeting of the Company’s Shareholders held on December 22, 2025. In accordance with FINRA rules, a “D” was placed on the Company’s ticker symbol for 20 business days “VIVKD”, to indicate the reverse stock split. After 20 business days, the symbol will be changed back to “VIVK”.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
3.4	Amended and Restated Series A Convertible Preferred Stock Certificate of Designations	8-K	11/28/25	3.1
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada to Increase Authorized Common Stock	8-K	12/23/25	3.1
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation to Effect 1-for-200 Reverse Stock Split	8-K	3/27/26	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Form of Pre-Funded Warrant	8-K	10/17/25	4.1
4.6	Description Securities				*
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
10.69	Forbearance Agreement with J.J. Astor & Co. dated July 9, 2025	8-K	7/21/25	10.1
10.70	Second Amendment to Loan Agreement and Registration Rights Agreement dated July 9, 2025	8-K	7/21/25	10.2
10.71	Junior Secured Convertible Promissory Note dated July 9, 2025	8-K	7/21/25	10.3
10.72*	Executive Employment Agreement, by and between Vivakor Administration, LLC and Kimberly Hawley, dated July 24, 2025	8-K	7/24/25	10.1
10.73	Membership Interest Purchase Agreement dated July 30, 2025, by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer	8-K	8/6/25	10.1
10.74	Forbearance Agreement dated July 30, 2025, by and between Maxus Capital Group, LLC, and Silver Fuels Delhi, LLC, et al.	8-K	8/6/25	10.2
10.75	Transition Agreement dated August 3, 2025, by and between Vivakor, Inc., Vivakor Administration, LLC, and Russ M. Shelton	8-K	8/6/25	99.1
10.76	Second Amended Employment Agreement, by and between Vivakor, Inc., Vivakor Administration, LLC and Les Patterson, dated August 12, 2025	8-K	8/18/25	10.1
10.77	Second Forbearance Agreement with J.J. Astor & Co. dated October 8, 2025	8-K	10/14/25	10.1
10.78	Third Junior Secured Convertible Promissory Note dated October 9, 2025	8-K	10/14/25	10.2
10.79	Form of Securities Purchase Agreement	8-K	10/17/25	10.1
10.80	Form of Placement Agent Agreement	8-K	10/17/25	10.2
10.81	Form of Physical Commodity Intermediation Agreement dated October 22, 2025	8-K	10/23/25	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.82	Settlement Agreement with James Samuelson dated October 23, 2025	8-K	10/23/25	10.2
10.83	Settlement Agreement with Tyler Nelson	8-K	11/12/25	10.1
10.84	Transition Agreement with Patrick Knapp dated November 10, 2025	8-K	11/12/25	10.2
10.85	Debt Satisfaction and Preferred Stock Amendment Agreement	8-K	11/28/25	10.1
10.86	Interim Forbearance Agreement with Cedarview dated December 31, 2025	8-K	1/7/26	10.1
10.87	Form of Forbearance and Note Amendment Agreement with Lenders entered into on January 30, 2026	8-K	2/4/26	10.1
10.88	Forbearance and Note Payment Amendment Agreement with J.J. Astor & Co. entered into on February 5, 2026	8-K	2/5/26	10.1
10.89	Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.1
10.90	Fourth Junior Secured Convertible Promissory Note to J.J. Astor dated February 27, 2026	8-K	3/5/26	10.2
10.91	Subsidiary Guarantee with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.3
10.92	Pledge and Security Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.4
21.1	Subsidiaries of the Company				Filed
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
97	Vivakor, Inc. Compensation Recovery Policy	10-K/A	05/2/25	97
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vivakor, Inc.

Date: April 15, 2026	By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James Ballengee	Chief Executive Officer and Director	April 15, 2026
James Ballengee	(Principal Executive Officer)

/s/ Kimberly Hawley	Chief Financial Officer	April 15, 2026
Kimberly Hawley	(Principal Accounting Officer and Principal Financial Officer) and Secretary

/s/ John Harris	Director	April 15, 2026
John Harris

/s/ Albert Johnson	Director	April 15, 2026
Albert Johnson

/s/ Michael Thompson	Director	April 15, 2026
Michael Thompson