Form 10-Q
period 2026-03-31
Vivakor, Inc.
filed 2026-05-20
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 20, 2026, there were 4,295,647 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “Vivakor” refer to Vivakor, Inc., a Nevada corporation.

At the commencement of trading on March 24, 2026, we completed a 1-for-200 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”) of our quoted common stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q has been adjusted to reflect the Reverse Stock Split, including the financial statements and notes thereto.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,455	$265,019
Cash - restricted	70,596	1,830,877
Accounts receivable, net of allowance for credit losses of $1,507,983 and $0 at March 31, 2026 and December 31, 2025, respectively	2,204,857	3,525,138
Accounts receivable - related party	5,951,509	1,439,228
Prepaid expenses	656,923	832,766
Marketable securities	236,535	247,913
Inventories	82,425	82,425
Total current assets	9,207,300	8,223,366

Other assets	446,263	491,221
Notes receivable	278,230	279,560
Property and equipment, net	57,140,830	58,297,200
Right of use assets - operating leases	406,308	494,755
Intellectual property, net	7,316,290	7,522,772
Customer relationships, net	36,995,452	38,184,057
Total assets	$111,790,673	$113,492,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15,654,500	$13,976,431
Accounts payable and accrued expenses - related parties	3,414,046	1,832,625
Accrued compensation	237	41
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	247,868	272,469
Finance lease liabilities, current	9,363,205	9,101,852
Loans and notes payable, current	8,293,922	7,443,434
Loans and notes payable, current - related parties	2,544,797	3,616,401
Derivative liabilities	9,062,320	9,062,320
Other liabilities	5,272,272	7,103,109
Total current liabilities	62,960,464	61,515,979

Operating lease liabilities, long term	158,440	222,285
Loans and notes payable, long term	8,698,880	7,864,226
Loans and notes payable, long term - related parties	6,329,560	6,701,887
Total liabilities	78,147,344	76,304,377

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 96,731 outstanding as of March 31, 2026 and December 31, 2025	97	97
Common stock, $0.001 par value; 500,000,000 shares authorized; 3,850,101 and 2,013,107 were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3,850	2,013
Additional paid-in capital	248,828,991	245,600,342
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(211,045,231)	(204,269,519)
Total Vivakor, Inc. stockholders’ equity (deficit)	37,767,707	41,312,933
Noncontrolling interest	(4,124,379)	(4,124,379)
Total stockholders’ equity (deficit)	33,643,328	37,188,554
Total liabilities and stockholders’ equity (deficit)	$111,790,673	$113,492,931

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Revenues
Revenues	$14,093,384	$32,788,516
Revenues - related party	5,364,726	4,551,775
Total revenues	19,458,110	37,340,291
Cost of revenues	13,734,880	32,581,857
Gross profit	5,723,230	4,758,434
Operating expenses:
General and administrative	5,597,039	5,369,313
Amortization and depreciation	2,551,457	5,831,602
Total operating expenses	8,148,496	11,200,915
Loss from operations	(2,425,266)	(6,442,481)
Other income (expense):
Unrealized gain (loss) on marketable securities	(11,378)	1,652,754
Gain (loss) on disposition of assets	-	(1,597,913)
Loss on conversion of debt	(185,855)	-
Interest income	7,973	25,482
Interest expense	(1,870,250)	(1,131,077)
Interest expense - related parties	(143,161)	(53,121)
Other income (loss)	50,500	12,540
Total other income (expense)	(2,152,171)	(1,091,335)
Loss before provision for income taxes	(4,577,437)	(7,533,816)
Provision for income taxes	-	-
Consolidated net loss	(4,577,437)	(7,533,816)
Less: Net loss attributable to noncontrolling interests	-	(6,518)
Net loss attributable to Vivakor, Inc.	$(4,577,437)	$(7,527,298)

Series A Preferred Stockholder Dividends	2,198,275	1,588,581
Net loss to common shareholders	$(6,775,712)	$(9,115,879)

Basic and diluted net loss per share	$(2.32)	$(42.32)

Basic weighted average common shares outstanding	2,919,188	215,384

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Stockholders’
January 1, 2025	107,789	$108	208,546	$209	$208,209,037	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for cash, net of offering	-	-	266,329	266	9,656,719	-	-	-	9,656,985
Issuance of common stock for a reduction of liabilities			2,999	3	719,639		-		719,642
Issuance of common stock for legal settlement			57,057	57	1,987,004				1,987,061
Stock based compensation			11,728	12	1,509,993		-		1,510,005
Stock based compensation - consultant			49,115	49	1,907,952		-		1,908,001
Common stock issued - Series A Preferred Stock Dividends			30,179	30	4,866,220		(4,866,250)		-
Common stock distributable - Series A Preferred Stock Dividends	-	-	157,143	157	219,843	-	(220,000)	-	-
Shares issued with debt	-	-	8,750	9	1,449,215	-	-	-	1,449,224
Shares issued with debt conversion			1,221,261	1,221	16,562,428		-		16,563,649
Consideration received for divestiture	(11,058)	(11)	-	-	(10,814,449)	-		-	(10,814,460)
Excess of consideration for divestiture over net assets transferred	-	-	-	-	9,326,741	-		-	9,326,741
Net loss	-	-	-	-	-	-	(110,231,843)	(5,095)	(110,236,938)
January 1, 2026	96,731	$97	2,013,107	$2,013	$245,600,342	$(20,000)	$(204,269,519)	$(4,124,379)	$37,188,554
Impact of stock split including issuances for fractional shares	-	-	17,023	(17)	17	-	-	-	-
Stock based compensation			36,515	37	337,464	-	-	-	337,501
Common stock distributable - Series A Preferred Stock Dividends	-	-	1,309,175	1,309	2,196,966	-	(2,198,275)	-	-
Shares issued with debt forbearance agreement	-	-	278,449	278	322,722	-	-	-	323,000
Shares issued with debt conversion	-	-	195,832	196	371,514	-	-	-	371,710
Net loss	-	-	-	-	-	-	(4,577,437)	-	(4,577,437)
March 31, 2026	96,731	$97	3,850,101	$3,850	$248,828,991	$(20,000)	$(211,045,231)	$(4,124,379)	$33,643,328

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES:
Consolidated net loss	$(4,577,437)	$(7,533,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,551,457	5,831,602
Stock-based compensation	337,501	501,423
Stock-based compensation - consultant	-	300,000
Unrealized (gain) loss on marketable securities	11,378	(1,652,754)
Loss on disposition of assets	-	1,597,913
Loss on conversion of debt	185,855	-
Noncash interest charges	1,434,161	1,184,198
Interest on notes receivable	(7,386)	(2,306)
Changes in operating assets and liabilities:
Accounts receivable	(4,701,890)	(11,215,920)
Prepaid expenses	175,843	(2,654,689)
Inventories	-	73,205
Other assets	44,958	767,099
Other liabilities	(1,760,281)	-
Right of use assets - operating leases	88,447	471,182
Accounts payable and accrued expenses	2,990,538	12,983,336
Operating lease liabilities	(88,446)	(650,508)
Net cash provided by (used in) operating activities	(3,315,302)	(35)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	1,482,000
Net cash provided by (used in) investing activities	-	1,482,000

FINANCING ACTIVITIES:
Payment on financing lease liabilities	-	(979,673)
Proceeds from loans and notes payable	1,207,020	4,599,111
Proceeds from loans and notes payable - related party	87,437	1,664,150
Payment of notes payable	-	(4,489,161)
Payment of notes payable - related party	-	(1,164,601)
Net cash provided by (used in) financing activities	1,294,457	(370,174)

Net increase (decrease) in cash and cash equivalents	(2,020,845)	1,111,791
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	2,095,896	3,676,992
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$75,051	$4,788,783

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$218,014

Noncash transactions:
Accounts payable on purchase of equipment	-	414,459
Notes payable settled against working capital items for netting arrangement	1,137,563	-
Series A preferred shareholder stock dividends	2,198,275	1,588,581
Common stock issued with debt	323,000	250
Common stock issued for a reduction in liabilities	-	381,000
Common stock issued on conversion of debt	371,710	-

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business

Vivakor, Inc. (collectively “we”, “us,” “our,” “Vivakor,” or the “Company”) is an integrated provider of midstream services and environmental solutions within the oil and gas industry. The Company owns and operates a diversified portfolio of midstream infrastructure assets located in several of the nation’s oil-producing basins, complemented by related environmental service offerings.

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

The Company is also developing an environmental services business through the planned deployment of Remediation Processing Centers (“RPCs”), which are designed to recover hydrocarbons from contaminated soils and related waste streams. The RPC is under construction in Harris County, Texas.

On October 1, 2024, the Company acquired certain entities (the “Endeavor Entities”), expanding its midstream operations. During 2025, the Company completed the sale of certain non-core assets acquired in this transaction as part of a strategic review. On July 30, 2025, the Company sold certain non-core business units of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, both subsidiaries included with the Endeavor Entities, in order to streamline operations and focus on core midstream transportation, terminaling, and environmental processing activities. See Note 4 – Business Combination and Divestiture of Wholly Owned Subsidiaries for additional information.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Change in Estimated Useful Lives

During the three months ended March 31, 2026, the Company reassessed the estimated useful lives of certain property and equipment based on operational experience, expected usage, and updated maintenance and replacement assumptions. As a result, the Company revised the estimated useful lives of certain assets on a prospective basis effective January 1, 2026.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. The effect of the change was to decrease depreciation expense by approximately $405,000 for the three months ended March 31, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from the sale of crude oil and related petroleum products is recognized at a point in time when control transfers to the customer, generally upon delivery. Revenue from terminaling, storage, pipeline throughput, and transportation services is recognized over time as services are performed.

Segment Reporting

The Company operates through three reportable business segments: (i) Transportation and Logistics, (ii) Terminaling and Storage, and (iii) Supply and Trading.

Related Party Revenues

Revenue from related parties was $5,364,726 and $4,551,775 for the quarters ended March 2026 and 2025, respectively.

The Company generates revenue from related parties through the sale of crude oil and related products, as well as the provision of terminaling, storage, pipeline throughput, and transportation logistics services under long-term contracts. These contracts were acquired as part of the Company’s acquisitions of Silver Fuels Delhi, LLC and White Claw Colorado City, LLC in August 2022, and Endeavor Crude, LLC in October 2024, and were entered into in the ordinary course of business.

The Company evaluates collectability of related party receivables in a manner consistent with other customers.

Major Customers and Concentration of Credit Risk

During the three months ended March 31, 2026, two customers, including one related party, accounted for approximately 90% of the Company’s revenues. As of March 31, 2026, no significant accounts receivable balances were outstanding from these customers.

During the three months ended March 31, 2025, two customers, including one related party, accounted for approximately 15% of the Company’s revenues. As of March 31, 2025, these customers represented approximately 31% of the Company’s accounts receivable balance.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

All share and per share amounts have been retroactively adjusted to reflect the reverse stock split effected in March 2026.

Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their effect would be antidilutive. Potentially dilutive securities include convertible notes, warrants, and stock options.

Note 3. Going Concern & Liquidity

The Company has historically incurred net losses and experienced negative cash flows from operations and, as of March 31, 2026, had an accumulated deficit of approximately $211 million. As of March 31, 2026, the Company had a working capital deficit of approximately $54 million and cash and cash equivalents of approximately $75,051, of which approximately $70,596 was restricted. In addition, the Company had approximately $10.8 million of debt obligations due within one year of the issuance of these condensed consolidated financial statements. The Company is further obligated under finance lease liabilities of approximately $9.3 million and has current derivative liabilities of approximately $9.1 million, which may require settlement in cash or equity and could place additional demands on liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2026, the Company continued executing its strategic plan focused on optimizing its midstream transportation, terminaling, and environmental processing operations, including the integration and operation of the Endeavor Entities acquired in the fourth quarter of 2024. The Company has historically financed its operations through a combination of operating cash flows, debt financings, and private and public equity offerings. During the second quarter 2026, the Company also entered into a financing arrangement with two institutional investors, with RBW Capital Partners LLC acting as placement agent, intended to support working capital and ongoing operations.

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

Note 4. Business Combination and Divestiture of Wholly Owned Subsidiaries

On October 1, 2024, the Company acquired all of the issued and outstanding membership interests of Endeavor Crude, LLC, Equipment Transport, LLC, Meridian Equipment Leasing, LLC, and Silver Fuels Processing, LLC (collectively, the “Endeavor Entities”).

On July 30, 2025, the Company completed the divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC (together, the “Divested Entities”), two indirectly wholly owned subsidiaries acquired as part of the Endeavor Entities, pursuant to a Membership Interest Purchase Agreement entered into with Jorgan Development, LLC, an entity controlled by James Ballengee, the Company’s Chief Executive Officer and Chairman.

Note 5. Accounts Receivable

Accounts receivable primarily consist of trade receivables related to crude oil sales and transportation services and are recorded net of an allowance for expected credit losses. The Company evaluates the collectability of accounts receivable on an ongoing basis based on historical experience, customer creditworthiness, and current economic conditions. The allowance for expected credit losses is reviewed on a periodic basis, and balances are written off when deemed uncollectible.

During the three months ended March 31, 2026, the Company recorded an allowance for expected credit losses related to certain customer receivable balances based on management’s assessment of collectability and current economic conditions.

Accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$3,712,840	$3,525,138
Less: allowance for credit losses	(1,507,983)	-
Accounts receivable, net	$2,204,857	$3,525,138

Related party receivables	$5,951,509	$1,439,228

The balance of the related party receivable are due from entities affiliated with the Company’s Chief Executive Officer. During the three months ended March 31, 2026, amounts due under related-party commercial agreements were offset against a related party note of approximately $1.1 million outstanding from Jorgan Development, LLC pursuant to existing offset arrangements between the parties.

Note 6. Marketable Securities

The Company holds 200,000 shares of common stock of Adapti, Inc. (“Adapti”), an entity affiliated with the Company’s Chief Executive Officer. The investment is classified as a marketable equity security and is measured at fair value using quoted market prices, with changes in fair value recognized in earnings.

The carrying value of marketable securities consisted of the following:

	March 31, 2026	December 31, 2025
Investment in Adapti	$968,812	$968,812
Unrealized loss	(732,277)	(720,899)
Marketable Securities, net	$236,535	$247,913

The Company recognized unrealized gains (losses) related to marketable securities of approximately $(11,378) and $1,652,754 during the three months ended March 31, 2026 and 2025, respectively.

Note 7. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Vehicles and trailers	$1,655,548	$1,655,548
Equipment	476,756	476,756
Land	527,000	527,000
Crude & NGL Terminal and Related Equipment	930,460	930,460
Crude Oil Transfer Stations	5,024,220	5,024,220
Pipeline and Related Facilities	43,462,544	43,462,544
Tank Expansion	1,627,385	-
Construction in process	12,368,717	13,996,104
Less: Accumulated amortization	(8,931,800)	(7,775,432)
	$57,140,830	$58,297,200

Depreciation expense for the three months ended March 31, 2026 and 2025 was approximately $1,156,369 and $3,527,645, respectively. The decrease in depreciation expense during the 2026 period was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, as well as revisions to the estimated useful lives of certain property and equipment based on operational experience and expected usage. The change in estimate was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $405,000 during the period.

Construction in process primarily relates to the Company’s remediation processing systems, wash plant facilities, and terminal expansion projects.

Note 8. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2026	December 31, 2025
Intangible assets, gross	$16,498,587	$16,498,587
Accumulated amortization	(9,182,297)	(8,975,815)
Intangible assets, net	$7,316,290	$7,522,772

Customer relationship intangible assets consisted of the following:

Customer relationships, gross	$48,093,160	$48,093,160
Accumulated amortization	(11,097,708)	(9,909,103)
Customer relationships, net	$36,995,452	$38,184,057

Amortization expense was approximately $1,395,088 and $2,303,957 for the three months ended March 31, 2026 and 2025, respectively.

The Company evaluates long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges related to intangible assets were recorded during the three months ended March 31, 2026.

Goodwill was fully impaired during the year ended December 31, 2025. Accordingly, the Company had no goodwill recorded as of March 31, 2026 or December 31, 2025.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$13,425,321	$12,425,200
Accrued interest (various notes and loans payable)	1,199,333	713,754
Accrued tax penalties and interest	1,029,846	837,477
Accounts payable and accrued expenses	$15,654,500	$13,976,431

Related-party accounts payable and accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable - related parties	$2,048	$1,593,994
Accrued interest (notes payable) - related parties	3,411,998	238,632
Accounts payable and accrued expenses - related parties	$3,414,046	$1,832,625

Accounts payable primarily consist of trade payables and operating accruals incurred in the ordinary course of business.

Note 10. Unearned Revenue

As of March 31, 2026 and December 31, 2025, the Company had approximately $9.1 million of unearned revenue related to an agreement to manufacture remediation processing centers (“RPCs”). The balance originated in connection with the deconsolidation of Viva Wealth Fund I, LLC during 2023.

Note 11. Loans and Notes Payable

Third party debt:

	March 31, 2026	December 31, 2025
Various promissory notes and convertible notes	$13,556	$64,517
Blue Ridge Bank	410,200	410,200
Small Business Administration	358,827	358,827
Al Dali Intl for Gen. Trading & Cont. Co.	248,877	248,877
RSF, LLC	500,000	500,000
Cedarview Opportunities Master Fund LP	4,112,159	3,701,402
Curve Capital, LLC	838,784	549,463
William Tuorto	387,020	-
ClearThink Capital Partners, LLC	584,779	588,015
ClearThink Capital Partners, LLC (RBW)	1,267,632	1,619,159
Agile Capital Funding, LLC	1,816,972	1,713,300
JJ Astor	6,453,996	5,553,900
Total notes payable	$16,992,802	$15,307,660

Loans and notes payable, current	$8,293,922	$7,443,434
Loans and notes payable, long term	$8,698,880	$7,864,226

Related party debt:

	March 31, 2026	December 31, 2025
Jorgan Development, LLC	$-	$1,137,563
James Ballengee Companies	2,038,987	1,981,730
Meridian Equipment Leasing, LLC	6,329,560	6,701,887
Triple T Trading Company LLC	505,810	497,109
Total notes payable - related parties	$8,874,356	$10,318,288

Loans and notes payable, current - related parties	$2,544,797	$3,616,401
Loans and notes payable, long term - related parties	$6,329,560	$6,701,887

Maturity Table

2026	$11,566,803	$11,501,679
2027	10,179,890	9,345,236
2028	1,781,803	1,781,803
2029	3,040,958	3,413,285
2030	25,788	25,788
Thereafter	-	-
Total long-term debt	26,595,242	26,067,791
Less: unamortized OID:	(728,084)	(441,843)
Net debt	$25,867,159	$25,625,948

ClearThink Partners, LLC — On January 9, 2026, the Company issued a promissory note to ClearThink Capital Partners LLC in the principal amount of $322,000 and received proceeds of $280,000 after an original issue discount of $42,000. The note matures twelve months from issuance and includes a one-time interest charge of 15%. As of March 31, 2026, the outstanding balance of the note was approximately $289,321, net of unamortized discount of approximately $32,679.

ClearThink Capital Partners, LLC/RBW Investors — During 2025, the Company entered into multiple twelve-month convertible promissory notes with investors introduced to us by ClearThink Capital Partners, LLC and RBW totaling approximately $5.1 million in principal amount. The notes included original issue discounts, one time interest charges, and conversion features. During 2025, holders converted an aggregate of approximately $3.2 million of outstanding principal into shares of the Company’s common stock. On January 30, 2026, the Company entered into Forbearance and Note Amendment Agreements with the holders of the notes. Pursuant to the amended agreements, the maturity dates of the notes were extended to January 31, 2027 and certain repayment terms were revised. In connection with the amendments, the Company agreed to issue an aggregate of 278,449 shares of restricted common stock to the noteholders. The amended agreements provide for installment payments through January 31, 2027 and restrict conversions under the notes. As of March 31, 2026, the outstanding balance of the notes was approximately $1,267,632, net of unamortized debt discount of approximately $535,471.

William Tuorto — During the quarter ending March 31, 2026, the Company entered into a short-term funding arrangement. The outstanding balance was $387,020 as of March 31, 2026. The obligation was repaid in full May 2026.

JJ Astor & Co. — During 2025, the Company entered into multiple financing and forbearance arrangements with J.J. Astor & Co. related to secured promissory notes issued by the Company. As of December 31, 2025, the Second Note remained outstanding. On February 27, 2026, the Company entered into additional amendment and forbearance agreements with J.J. Astor & Co., which modified repayment terms, extended certain maturity dates, and provided for additional financing. The Company issued an additional secured promissory note in the principal amount of $993,750 and received net proceeds of approximately $750,000 prior to fees and expenses. As of March 31, 2026, the aggregate outstanding balance related to the J.J. Astor financing arrangements was approximately $6,453,996, net of unamortized debt discount of approximately $43,654.

Jorgan Development, LLC — During the three months ended March 31, 2026, approximately $1.1 million outstanding under the Jorgan Development, LLC related-party note payable was offset against amounts due from affiliated entities under related-party commercial agreements pursuant to existing offset arrangements between the parties. As a result, no balance remained outstanding under the Jorgan Development, LLC note as of March 31, 2026.

As of March 31, 2026, the Company had outstanding secured notes payable to Cedarview Opportunities Master Fund LP of approximately $4,112,159. The Company entered into a forbearance arrangement with Cedarview related to existing payment defaults and ongoing repayment discussions. Subsequent to March 31, 2026, the parties entered into an additional forbearance agreement extending the forbearance period through October 31, 2026, subject to certain repayment and financing conditions.

Note 12. Other Current Liabilities

Certain conversion features embedded within the Company’s convertible debt instruments contain variable settlement provisions and are accounted for as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. As of March 31, 2026 and December 31, 2025, the Company had outstanding balances of approximately $9.1 million, respectively, related to derivative liabilities.

As of March 31, 2026 and December 31, 2025, the Company had outstanding balances of approximately $5.3 and $7.1 million, respectively, under a line of credit arrangement with B1 Bank related to accounts receivable factoring. During the three months ended March 31, 2026, B1 Bank applied approximately $1.8 million of restricted cash maintained by the Company against the outstanding balance under the facility. The facility remained matured as of March 31, 2026.

Note 13. Commitments and Contingencies

Finance Leases

The Company has finance lease arrangements related primarily to storage, terminaling, and transportation equipment. Certain finance lease obligations are subject to forbearance arrangements and revised payment terms.

As of March 31, 2026 and December 31, 2025, respectively, finance lease liabilities consisted of the following:

Description	March 31, 2026	December 31, 2025
Principal portion of finance lease obligations	$8,711,783	$8,711,784
Accrued interest	$651,422	$390,068
Total finance lease liabilities (current)	$9,363,205	$9,101,852

Operating Leases

The Company leases office space, land, trucking yards, and equipment under non-cancelable operating lease agreements with remaining lease terms ranging from less than one year to approximately three years. The right-of-use assets for operating leases as of March 31, 2026 and December 31, 2025 were $406,308 and $494,755, respectively. Rent expense for the period ended March 31, 2026 and December 31, 2025 were $98,129 and $494,755, respectively.

Operating lease liabilities consisted of the following:

2026	226,467
2027	181,559
2028	56,220
2029	-
Thereafter	-
Total undiscounted lease payments	464,246
Less: Imputed interest	57,939
Present value of lease payments	406,308
Operating lease liabilities, current	247,868
Operating lease liabilities, long-term	158,440
Operating lease liability	406,308
Weighted-average remaining lease term(mo.)	7.11
Weighted-average discount rate	9.12%

Note 14. Stockholders’ Equity

Series A Preferred Stock

The Company’s Series A Preferred Stock has a stated value of $1,000 per share, carries a cumulative dividend of 6% per annum based on the stated value, is convertible into shares of the Company’s common stock at the Company’s request, and votes on an “as-converted” basis, subject to the terms of the Certificate of Designation. As of March 31, 2026 and December 31, 2025, there were 96,731 shares of Series A Preferred Stock issued and outstanding, respectively.

Pursuant to the Debt Satisfaction and Preferred Stock Amendment Agreement dated November 25, 2025, dividends on the Company’s Series A Convertible Preferred Stock were suspended from April 30, 2026 through April 29, 2027 in connection with amendments to the preferred stock terms and the satisfaction of certain outstanding convertible indebtedness.

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.001 per share.

All share and per share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-200 reverse stock split effected during 2026.

Note 15. Share-Based Compensation and Warrants

The Company maintains the 2023 Equity and Incentive Plan (the “2023 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units, and other equity-based awards to employees, directors, consultants, and service providers.

During the three months ended March 31, 2026 and 2025, the Company issued an aggregate of 36,515 and 1,000,833, respectively, shares of common stock as stock-based compensation to employees, directors and consultants. For the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation expense of approximately $337,500 and $501,423, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized consulting stock-based compensation expense of approximately $0 and $300,000, respectively.

There were no other options or awards granted during the three months ended March 31, 2026. The following table summarizes all stock option activity of the Company for the three months ended March 31, 2026 and March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2025	7,109	$372	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, March 31, 2026	7,109	$372	2.59

Outstanding, December 31, 2024	8,609	$518	6.47
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	0	-
Outstanding, March 31, 2025	8,609	$394	4.39

The Company maintains the 2025 Equity and Incentive Plan (the “2025 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units, and other equity-based awards to employees, directors, consultants, and service providers. No awards have been granted under the 2025 Plan.

Note 16. Segments

The Company operates through three reportable operating segments: (i) transportation and logistics services, (ii) terminaling and storage services, and (iii) supply and trading. The Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates segment performance based on gross profit.

Three Months Ended March 31, 2026:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$402,728	$140,532	$13,550,125	$14,093,384
Revenues - related party	3,632,508	1,732,218	-	5,364,726
Total revenues	4,035,235	1,872,750	13,550,125	19,458,110
Cost of revenues	-	195,336	13,539,544	13,734,880
Gross profit	$4,035,235	$1,677,414	$10,581	$5,723,230

Three Months Ended March 31, 2025:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$3,287,663	$16,231,043	$13,269,810	$32,788,516
Revenues - related party	2,514,241	2,037,534	-	4,551,775
Total revenues	5,801,904	18,268,577	13,269,810	37,340,291
Cost of revenues	2,106,371	17,232,060	13,243,426	32,581,857
Gross profit	$3,695,533	$1,036,517	$26,384	$4,758,434

Note 17. Income Tax

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

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2026 and 2025, respectively. The Company is projecting a (-0.10%) effective tax rate for the year ending December 31, 2025, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability. The Company’s effective tax rate for the year ending December 31, 2025 was (-0.57%), which was primarily the result of the change in the naked credit deferred tax liability, increase in the valuation allowance and permanent adjustments.

Note 18. Related Party Transactions

The Company engages in transactions with entities affiliated with James Ballengee, the Company’s Chief Executive Officer and principal shareholder, in the ordinary course of business. The Company is party to various commercial agreements with White Claw Crude, LLC (“WC Crude”), Jorgan Development, LLC (“Jorgan”), and other affiliated entities, including storage, throughput, transportation, and supply agreements.

The Company also leases certain yard and transportation equipment from related parties affiliated with the Company’s Chief Executive Officer. Certain lease arrangements are accounted for as operating leases, with related amounts included in operating lease right-of-use assets and liabilities, while short-term lease payments are expensed as incurred.

As of March 31, 2026 and December 31, 2025, accounts receivable – related party included a balance of approximately $1,439,228, primarily related to amounts due from the buyer of the Company’s previously divested wholly owned subsidiaries. The balances are non-interest bearing and due on demand.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

In May 2026, the Company entered into an Independent Contractor Agreement with William Tuorto for consulting services he is performing for the Company dating back to April 1, 2026. In connection with the agreement, on May 7, 2026, the Company issued 69,083 shares of common stock under the 2023 Plan, which shares were issued without a restrictive legend pursuant to a Form S-8 registration statement.

On May 4, 2026, the Company entered into a Forbearance Agreement with Cedarview Opportunities Master Fund LP related to the Company’s existing secured notes payable. Under the agreement, Cedarview agreed to extend the forbearance period through October 31, 2026, subject to certain repayment and financing conditions. In connection with the agreement, the Company issued Cedarview 275,000 shares of common stock.

On May 11, 2026, the Company issued 250,000 shares of restricted common stock to Kimberly Hawley as a discretionary bonus pursuant to the terms of her Executive Employment Agreement dated July 24, 2025. The shares were issued at a value of $1.71 per share and were issued with a standard Rule 144 restrictive legend.

On May 6, 2026, the Company entered into an additional forbearance and note payment amendment agreement with J.J. Astor & Co. related to the Company’s outstanding secured promissory notes they hold. Pursuant to the agreement, the parties revised certain repayment terms associated with the Company’s May 2026 Financing Transaction and extended certain repayment obligations through January 2027.

On May 8, 2026, the Company closed the initial tranche of a securities purchase agreement with certain institutional investors pursuant to which the Company issued promissory notes with aggregate gross proceeds of up to $12.0 million, to be funded in two tranches (the “May 2026 Financing Transaction”). The initial closing provided gross proceeds of $6.0 million before placement agent fees and offering expenses. If fully funded, the notes will have an aggregate principal amount of $15.0 million, inclusive of original issue discount, and are convertible into shares of the Company’s common stock subject to certain pricing terms and ownership limitations. In connection with the May 2026 Financing Transaction, the Company also entered into a standby equity purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

Vivakor, Inc. (“Vivakor” or the “Company”) is an integrated provider of midstream services and environmental solutions within the oil and gas industry. The Company operates through three reportable segments: transportation and logistics, terminaling and storage services, and supply and trading. These segments support the movement, storage, and marketing of crude oil and related hydrocarbon products across key producing regions, including the Permian Basin and mid-continent regions.

The Company’s transportation and logistics segment includes trucking and pipeline transportation operations for, including the Omega Gathering Pipeline in Blaine County, Oklahoma, which serves as a direct connect to the Plains STACK Pipeline and provides access to the Cushing, Oklahoma storage hub. The terminaling and storage segment includes crude oil storage and blending facilities in Colorado City, Texas and Delhi, Louisiana. The supply and trading segment purchases, aggregates, markets, and resells crude oil, condensate, natural gas liquids, and related hydrocarbon products.

The Company is also developing an environmental services business through the planned deployment of Remediation Processing Centers (“RPCs”), are designed to recover hydrocarbons from oil contaminated soils and related waste streams. The deployment plan begins with the construction of a RPC in Harris County, Texas, currently scheduled for the third quarter of 2026.

On October 1, 2024, the Company acquired certain entities (the “Endeavor Entities”), expanding its midstream operations. During 2025, the Company completed the sale of certain non-core assets acquired in this transaction as part of a strategic review. On July 30, 2025, the Company sold certain non-core business units of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, both subsidiaries included with the Endeavor Entities, in order to streamline operations and focus on core midstream transportation, terminaling, and environmental processing activities.

During the first quarter of 2026 and subsequent thereto, the Company continued to pursue additional financing transactions and capital restructuring initiatives intended to support working capital requirements, reduce indebtedness, and support ongoing operations and strategic growth initiatives.

Recent Developments

March 2026 Reverse Stock Split

On March 24, 2026, the Company effected a 1-for-200 reverse stock split of its common stock pursuant to a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation following shareholder approval obtained at the Company’s Special Meeting held on December 22, 2025.

Private Financing Transaction (the “Financing”)

Convertible Promissory Notes

The following summary of the Notes does not purport to be complete and is qualified in its entirety by reference to the forms of SPA and Notes filed as exhibits to the registration statement of which this prospectus forms a part.

On May 8, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors providing for the issuance of convertible promissory notes (the “Notes”) with aggregate gross proceeds to the Company of up to $12.0 million, before fees and expenses, in two closings. The Notes have an aggregate principal amount of $15.0 million, reflecting a $3.0 million original issue discount of 20%.

The initial closing occurred on May 8, 2026, pursuant to which the Company received $6.0 million in gross proceeds. A second closing for an additional $6.0 million remains subject to the effectiveness of the registration statement of which this prospectus forms a part and other customary closing conditions pursuant to the terms of the SPA and the Note.

The Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to the greater of $0.37 per share and 80% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding conversion.

Conversions under the Notes are generally subject to a 4.99% beneficial ownership limitation, which may be waived upon notice by the applicable holder. In addition, absent shareholder approval, conversions are limited to the extent necessary to comply with Nasdaq’s 19.99% issuance limitation.

The Notes contain customary events of default, including payment and covenant defaults, which may result in acceleration of amounts due under the notes and certain additional default-related remedies, including an increase in the outstanding principal amount upon the occurrence of certain events of default.

The Company agreed to register for resale shares issuable upon conversion of the Notes, and this prospectus forms part of the related registration statement.

The Company intends to use proceeds from the Financing for working capital, debt reduction, and general corporate purposes.

RBW Capital Partners LLC, a division of Dawson James Securities, Inc., acted as placement agent in connection with the Financing.

Standby Equity Purchase Agreement

The following summary of the Standby Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the Standby Equity Purchase Agreement filed as an exhibit to the registration statement of which this prospectus forms a part.

On May 8, 2026, the Company entered into a standby equity purchase agreement (the “SEPA”) with an institutional investor (the “SEPA Investor”) providing for the potential purchase by the SEPA Investor of up to $100 million of the Company’s common stock over a 36-month period, subject to the terms and conditions of the SEPA.

Under the SEPA, the Company may, at its discretion, direct the SEPA Investor to purchase shares of common stock from time to time, subject to specified volume limitations, pricing formulas, and beneficial ownership limitations set forth in the agreement. Shares issued under the SEPA will generally be purchased at a discount to prevailing market prices.

The Company controls the timing and amount of any sales under the SEPA, subject to the terms and limitations contained in the agreement. Actual sales under the SEPA will depend on a variety of factors, including market conditions, trading prices of the Company’s common stock, and the Company’s capital needs.

The Company is required to file a separate registration statement covering shares issuable under the SEPA before any sales may occur under the agreement.

Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform to the 2025 presentation, including adjustments related to the purchase price allocation of accrued interest and principal note payable amounts to conform to the 2025 presentation.

Change in Segment Reporting

Beginning in the third quarter of 2025, the Company revised its segment reporting structure to better reflect how the chief operating decision maker evaluates performance and allocates resources across the business. The Company now reports three operating and reportable segments: transportation and logistics, terminaling and storage services, and supply and trading. Revenue generated from supply and trading were previously reported under Terminaling and Storage and Transportation and Logistics in the first two quarters of 2025.

The Company’s chief operating decision maker evaluates segment performance primarily based on segment gross profit. Prior-period segment information has been recast, where applicable, to conform to the current presentation.

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

Results of Consolidated Operations for the three months ended March 31, 2026 and 2025

Revenue

For the three months ended March 31, 2026 and 2025, revenues were $19,458,110 and $37,340,291, respectively, representing a decrease of $17,882,181, or 47.89%. The decrease in revenue was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC.

Excluding the impact of the 2025 divestitures, the Company’s earnings and cash flows from its midstream business operations are primarily affected by market conditions, commodity price fluctuations, and crude oil production levels within the Company’s operating regions, which influence throughput volumes, transportation activity, storage utilization, and trading margins.

Cost of Revenue

For the three months ended March 31, 2026 and 2025, cost of revenues was $13,734,880 and $32,581,857, respectively, representing a decrease of $18,846,977, or 57.85%.

Cost of revenues primarily consists of costs associated with the Company’s transportation and logistics operations, terminaling and storage services, and crude oil supply and trading activities, and generally fluctuates based on operating activity levels, throughput volumes, and commodity trading volumes.

Gross Profit

For the three months ended March 31, 2026 and 2025, gross profit was $5,723,230 and $4,758,434, respectively, representing an increase of $964,796, or 20.28%.

The increase in gross profit was primarily attributable to improved margins within the Company’s core midstream operations, supported by fee-based commercial arrangements and take-or-pay contracts with minimum volume commitments. In addition, the Company’s supply and trading activities continued to contribute meaningful revenues during the quarter, although these activities generally generate lower margins due to the high-volume nature of the business.

Operating Expenses

For the three months ended March 31, 2026 and 2025, operating expenses were $8,148,496 and $11,200,915, respectively, representing a decrease of $3,052,419, or 27.25%. The decrease in operating expenses was primarily attributable to lower depreciation and amortization expense resulting from the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, as well as changes in estimated useful lives of certain fixed assets during the 2026 period. These decreases were partially offset by increased legal and accounting expenses and the establishment of an allowance for expected credit losses during the 2026 period.

Interest Expense

For the three months ended March 31, 2026 and 2025, total interest expense, including related-party interest expense, was $2,013,411 and $1,184,198, respectively, representing an increase of $829,213, or 234.85%. The increase in interest expense was primarily attributable to refinancing and forbearance arrangements entered into during the period, including the amortization of original issue discounts, deferred financing costs, and default-related fees. Interest expense also increased due to finance lease and debt obligations assumed in connection with the acquisition of the Endeavor Entities on October 1, 2024.

Unrealized Gain (Loss) on Marketable Securities

For the three months ended March 31, 2026 and 2025, the Company recognized an unrealized loss on marketable securities of $11,378 and an unrealized gain of $1,652,754, respectively, representing a decrease of $1,664,132.

The Company’s marketable securities are recorded at fair value based on quoted market prices, with unrealized gains and losses recognized in earnings during the applicable reporting period.

Segment Operating Results for the three months ended March 31, 2026 and 2025

Operating Results of our Terminaling and Storage Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$140,532	$16,231,043	$(16,090,511)	-99.13%
Revenues - related party	1,732,218	2,037,534	(305,316)	-14.98%
Total revenues	1,872,750	18,268,577	(16,395,827)	-89.75%
Cost of revenues	195,336	17,232,060	(17,036,724)	-98.87%
Gross profit	$1,677,414	$1,036,517	$640,897	61.83%

Revenues generated by the terminaling and storage segment decreased primarily due to reduced throughput and related service activities during the period. Gross profit increased primarily due to improved operating margins supported by fee-based commercial arrangements and take-or-pay contracts with minimum volume commitments.

Operating Results of our Transportation Logistics Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$402,728	$3,287,663	$(2,884,935)	-87.75%
Revenues - related party	3,632,508	2,514,241	1,118,267	100.00%
Total revenues	4,035,235	5,801,904	(1,766,669)	-30.45%
Cost of revenues	-	2,106,371	(9,766,845)	-100.00%
Gross profit	$4,035,235	$3,695,533	$339,702	9.19%

Revenues in the transportation and logistics segment decreased primarily due to reduced service activities and a more concentrated customer base following the July 2025 divestiture of certain non-core operations. Gross profit increased primarily due to improved operating margins supported by fee-based commercial arrangements and take-or-pay contracts with minimum volume commitments.

Operating Results of our Supply and Trading Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$13,550,125	$13,269,810	$280,315	100.00%
Revenues - related party	-	-	-	0.00%
Total revenues	13,550,125	13,269,810	280,315	100.00%
Cost of revenues	13,539,544	13,243,426	296,118	100.00%
Gross profit	$10,581	$26,384	$(15,803)	100.00%

Revenues in the supply and trading segment increased primarily due to higher volumes under the Company’s crude oil and condensate purchase and resale activities. Gross profit decreased primarily due to the high-volume, low-margin nature of supply and trading activities, as well as commodity price volatility and market pricing differentials affecting crude oil sales during the period.

Cash Flow

The following table sets forth the primary sources and uses of cash and cash equivalents for the three months ended March 31, 2026 and 2025 as presented below:

	March 31,
	2026	2025
Net cash (used) by operating activities	$(3,315,302)	$(35)
Net cash provided by investing activities	-	1,482,000
Net cash provided (used) by financing activities	1,294,457	(370,174)

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was approximately $3.3 million for the three months ended March 31, 2026, compared to minimal cash usage during the comparable 2025 period. Operating cash flows during the 2026 period were primarily impacted by the Company’s net loss and working capital changes, including increases in accounts receivable, partially offset by non-cash expenses including depreciation and amortization, stock-based compensation, and non-cash interest expense.

During the three months ended March 31, 2026, amounts due under related-party commercial agreements were offset against approximately $1.1 million outstanding under a related-party note payable pursuant to existing offset arrangements between the parties.

As of March 31, 2026, the Company had approximately $5.3 million outstanding under its accounts receivable factoring arrangement with B1 Bank. During the quarter, B1 Bank applied approximately $1.8 million of restricted cash maintained by the Company against amounts outstanding under the facility.

Investing Activities

There were no investing activities during the three months ended March 31, 2026.

During the three months ended March 31, 2025, investing activities primarily consisted of approximately $1.0 million related to the manufacturing of the Company’s remediation processing centers (“RPCs”), as well as capital expenditures associated with wash plant facilities and pipeline infrastructure projects, partially offset by approximately $1.5 million of proceeds received from the sale of vehicles and trailers.

Financing Activities

Net cash provided by financing activities was approximately $1.3 million for the three months ended March 31, 2026, primarily attributable to proceeds received from loans and notes payable.

During the three months ended March 31, 2025, financing activities included approximately $6.3 million of proceeds from the issuance of notes payable and other financing arrangements, partially offset by approximately $6.6 million of repayments on notes payable and finance lease liabilities.

Liquidity Outlook

Although the Company had no firm contractual commitments for capital expenditures as of March 31, 2026, management expects to continue investing in the development of its Texas remediation and wash plant facilities as market conditions and available capital permit.

The Company expects to continue funding operations and strategic growth initiatives through a combination of operating cash flows, financing activities, and capital management initiatives. The Company’s ability to access additional capital will depend on a variety of factors, including market conditions, operating performance, and capital market availability. Management continues to evaluate opportunities to enhance liquidity and support ongoing operations and development activities.

Contractual Obligations

The Company remains in discussions with Maxus Capital Group, LLC regarding certain finance lease obligations that were subject to a prior forbearance agreement entered into during 2025. As of March 31, 2026, the related finance lease liabilities continue to be classified as current due to the existing payment status and ongoing negotiations with the lessor.

Description	March 31, 2026	December 31, 2025
Principal portion of finance lease obligations	$8,711,783	$8,711,784
Accrued interest	$651,422	$390,068
Total finance lease liabilities (current)	$9,363,205	$9,101,852

Our contractual obligations as of March 31, 2026 for operating lease liabilities are for office warehouse space, land, and truck yards, which leases end in 2026 through 2028. Contractual payments under operating lease obligations as of March 31, 2026 are as follows:

2026	$226,467
2027	$181,559
2028	$56,220
2029	-
Thereafter	-
Total Remaining	$464,246

Interest Rate and Market Risk

Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. We do not have variable interest rate-sensitive income agreements. We do have financing arrangements that were issued on August 1, 2022 as consideration for the business combination and acquisition of SFD and WCCC, in which notes have variable interest rates based on the prime rate, which exposes us to further interest expense if the prime rate increases.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

Except for revisions to the estimated useful lives of certain property and equipment disclosed in Note X to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies or use of estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on April 15, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

The material weaknesses primarily relate to insufficient personnel within our accounting and financial reporting functions, which has impacted segregation of duties and effective review controls over certain accounting processes, including technical accounting matters and the work of specialists involved in the estimation process. These deficiencies create a reasonable possibility that material misstatements of the financial statements may not be prevented or detected on a timely basis.

Management continues to implement remediation measures intended to address these material weaknesses, including enhanced review procedures, expanded use of external accounting and valuation specialists, improved oversight processes, and efforts to strengthen the Company’s accounting and financial reporting personnel resources. While progress has been made, the material weaknesses had not been fully remediated as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Vivakor, Inc. v. Al-Dali International General Trading and Contracting Company, et al., Case No. JDFC603 251052410 (Kuwait Court of First Instance, Mar. 25, 2025)—Plaintiff, Vivakor, Inc., has asserted claims for breach of contract, unjust enrichment, and injunctive relief against Defendants Al-Dali Global Trading and Contracting Company, Al-Sayer Construction General Trading and Contracting Company, and Kuwait Oil Company relating to the placement and operation of oilfield remediation processing equipment in Kuwait. Plaintiff seeks total damages in excess of $15,000,000.00.

Vivakor, Inc., et al., v. Unique Funding Solutions, LLC et al., Cause No. DC-25-05926 (95th Dist. Ct., Dallas Cty., Tex.—April 15, 2025)—Plaintiffs allege fraud, fraudulent liens, fraudulent inducement, conversion, money had and received, and seek a declaratory judgment relating to claims of Defendants for payment on a receivables factoring contract claiming damages in excess of $5 million. The case is in initial pleadings. Plaintiffs intend to vigorously pursue the case. The parties are in the process of settling this litigation through mediation.

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

Echo Contracting, LLC v. CPE Gathering Midcon, LLC, et al., Case No. CJ-2025-73 (Dist. Ct., Blaine Cty., Okla.—Feb. 14, 2025)—Plaintiff Echo Contracting asserted claims of breach of contract, quantum meriut, and foreclosure of mechanics and materialmen’s lien filed in Blaine County against properties of Defendants. Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. settled such claims pursuant to confidential agreement on March 28, 2025. Co-Defendant Validus Energy II Midcon, LLC prevailed upon a motion to consolidate Case No. CJ-2025-7 with the proceeding involving YellowJacket Services, LLC. Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC has levied claims for breach of contract, declaratory judgment, indemnification, contribution, and unjust enrichment against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. and seeks damages of more than $500,000.00, plus attorneys fees and costs of court. Defendants CPE Gathering Midcon, LLC, Vivakor, Inc., and Validus Energy II Midcon, LLC prevailed on motions against consolidated Plaintiff YellowJacket Services, LLC to remove liens against property of Validus Energy II Midcon, LLC and to compel arbitration against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. Claims of Plaintiff YellowJacket Services, LLC against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. are stayed pending arbitration, while claims of Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC are proceeding.

Kush Properties, LLC d/b/a Motel 6 – Floresville d/b/a Eagle Ford Inn, et al., v. Endeavor Crude, LLC, et al Case No. CVW2505285 (81st Dist. Ct. Wilson Cty., Tex.—May 8, 2025)—Plaintiff alleges breach of contract, unjust enrichment, suit on sworn account, fraud, fraudulent inducement, and negligent misrepresentation relating to lodging charges for truck drivers, seeking $256,070.00, plus attorneys fees, costs of court, and pre- and post-judgment interest. Defendants’ are vigorously contesting the claims. The parties are in the process of settling this litigation.

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

VivaVentures Remediation Corp. v. Viva Wealth Fund I, LLC, Case No. 250907053 (Dist. Ct., Salt Lake City, Utah—August 27, 2025)—Plaintiff, a Vivakor subsidiary, alleges breach of contract, breach of the covenant of good faith and fair dealing, quantum meruit, and unjust enrichment against Defendants, seeking damages exceeding $5.3 million, plus attorney’s fees and costs of court, relating to a lease for RPC equipment. Defendant has not yet responded.

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

Herminio Adriano, et al v. Vivakor, Inc. et al, Case No 8:26-cv-00485-DOC (US District Court Central District of California Southern Division)—Plaintiff asserts claims for Securities violations related to Vivakor’s role in fundraising for the construction of certain assets that were to be constructed and leased back to Vivakor. Vivakor is vigorously defending the case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth information regarding all unregistered securities sold by us in transactions that were exempt from the requirements of the Securities Act during the three months ended March 31, 2026, and subsequent thereto. Except where noted, all of the securities discussed in this Item 2 were all issued in reliance on the exemption under Section 4(a)(2) of the Securities Act as the investors were sophisticated or accredited investors and familiar with our operations.

On May 19, 2026, the Company issued 48,888 shares of its common stock to certain holders of its Series A Preferred Stock for the dividends owed to them for the period from March 31, 2026 to April 30, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 12, 2026, the Company issued 393,547 shares of its common stock to James Ballengee, the Company’s Chief Executive Officer and a member of the Board of Directors, for dividends owed to him as dividends on the Company’s Series A Preferred Stock for the periods ended January 31, 2026 and April 30, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 11, 2026, the Company issued 693,492 shares of its common stock to certain holders of its Series A Preferred Stock for the dividends owed to them for the periods ended January 31, 2026 and March 31, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 11, 2026, the Company issued 250,000 shares of its common stock to Kimberly Hawley, the Company’s Chief Financial Officer and Secretary as a discretionary bonus for services performed for the Company under the terms of her Employment Agreement. The shares were issued with a standard Rule 144 restrictive legend.

On May 7, 2026, the Company issued 142,716 shares of common stock to ClearThink Capital Partners under the terms of a Consulting Agreement. The shares were issued with a standard Rule 144 restrictive legend.

As previously disclosed, between June 6, 2025 and June 9, 2025, the Company issued convertible promissory notes (the “Lender Notes”), to seven non-affiliated accredited investors (the “Lenders”), in the aggregate principal amount of $5,117,647.06 in connection with a Securities Purchase Agreement entered into by and between the Company and the Lenders (the “Lender SPA”). Under the terms of the Lender SPA and the Lender Notes, the Company received $4,350,000 prior to deducting customary fees. On January 30, 2026, the Company entered into Forbearance and Note Amendment Agreements (the “Agreements”) with the each of the seven investors. As of the date the Agreements were entered into the Company owes approximately $2,242,793 under the Lender Notes, having satisfied approximately $2,874,854 of the aggregate principal amount since the Lender Notes were issued. Under the terms of the Agreements, (i) the parties agreed to extend the maturity date of the Lender Notes until January 31, 2027; (ii) the Company agreed to issue an aggregate of 280,839 shares of its restricted common stock (the “Agreement Shares”); (iii) the Company agreed to pay the following aggregate amounts to payoff the Lender Notes: $378,433.25 on or before March 1, 2026, $396,414.53 on or before April 30, 2026, $258,903.84 on or before June 30, 2026, $454,796.89 on or before July 31, 2026, $17,433.25 on or before September 30, 2026, $356,193.98 on or before October 31, 2026, $372,627.23 on or before January 31, 2027; and (iv) no conversions will be permitted under the Lender Notes unless the Company either fails to pay the Lender Notes in accordance with the above payment terms. The Company issued the Agreement Shares on May 7, 2026. On April 30, 2026, the Company received a Notice of Conversion from one of the investors and issued 76,431 shares of common stock to the investor in exchange for the conversion of $73,183.25 owed to that investor under the Lender Notes.

On March 17, 2025, Company issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025. In relation to the Loan Agreement, the Company also entered into a Registration Rights Agreement with the Lender (the “RRA”), under which the Company was obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note no later than sixty (60) days after closing. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on March 21, 2025. As previously reported, on July 9, 2025, the Company entered into a Forbearance and Amendment to Loan Agreement and Note, which amended the terms of the Loan Agreement, Initial Note and RRA (the “First Forbearance Agreement”). Under the terms of the First Forbearance Agreement, the Lender agreed to loan us additional funds under a Second Junior Secured Promissory Note (the “Second Note”) and agreed to forbear any default under the Initial Note in exchange for certain consideration. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on July 21, 2025.

On October 8, 2025, the Company entered into a Second Forbearance and Amendment to Loan Agreement and Notes, which amended the terms of the Loan Agreement, Initial Note, the RRA, the Second Note and the First Forbearance Agreement (the “Second Forbearance Agreement”). Under the terms of the Second Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $2,450,000, (ii) the Outstanding Principal Amount of the Initial Note was $2,259,319.89 and the Outstanding Principal Balance on the Second Note was $5,685,805.13 on the Forbearance Agreement Effective Date, (iii) the Lender provided notice of default to the under the Second Note, thereby accelerating all amounts due thereunder, (iv) the Lender agreed the Company was not in default of the Initial Note, Second Note or other Transaction Documents effective September 30, 2025 and to forbear declaring an Event of Default going forward and accelerating all amounts due under the Initial Note and the Second Note, subject to the Company complying with the terms of the Second Forbearance Agreement, (v) all amounts due under the Initial Note and the Second Note, with any accrued interest, will be due on or before November 30, 2025, (vi) interest under the Initial Note and Second Note will continue at the default interest rate of 19%, (vii) the conversion terms under the Initial Note and Second Note will remain on the Default Conversion Price under those instruments, and (viii) the Lender agreed to a standstill period until November 30, 2025, during which time the Lender will not declare an event of default or accelerate any payment obligations under the Initial Note or the Second Note, so long at the Company (a) pays interest at the Default Interest Rate on the Initial Note and the Second Note, (b) issues the Third Note to the Lender, and (c) pays in full all past due payments on the Initial Note and the Second Note on or before November 30, 2025. In connection with the Second Forbearance Agreement the Lender agreed to loan the Company up to an additional $2,450,000. On October 9, 2025, the Company entered and Lender into an Additional Junior Secured Convertible Note (the “Third Note”), under which the Company agreed to issue the Lender the Third Note in the principal amount of $1,620,000, with the Company receiving proceeds of $1,152,000 before subtracting $53,000 for legal fees and origination fees. The Company received the first funds from the Third Note on October 9, 2025 with the remainder received on October 10, 2025. As additional consideration for the Second Forbearance Agreement and the Third Note, the Company agreed to issue the Lender 286,000 shares of its common stock for $286 (the “Commitment Shares”). The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on October 14, 2025.

The Initial Note was satisfied in full on November 20, 2025 and the Third Note was satisfied in full on or about October 27, 2025, which left only the Second Note outstanding. As previously reported, on February 5, 2026, the Company and the Lender entered into a fourth Forbearance, Note Payment and Registration Rights Amendment Agreement (the “Fourth Forbearance Agreement”), pursuant to which (a) the parties agreed that $5,995,722.21 was then outstanding, due and payable under the Second Note and (b) the Maturity Date of the Second Note was extended to as late as January 1, 2027, and (c) the Company agreed to pay the outstanding balance of the Second Note in the following installments, with payments, payable, at the option of the Company, either in cash or under certain conditions in Conversion Shares issued at the Default Conversion Price that are immediately salable by the Lender under Rule 144, as follows: (i) $50,000 per week commencing Monday, April 6, 2026, (ii) $100,000 per week commencing Monday, July 6, 2026, (iii) $150,000 per week commencing Monday, October 5, 2026, and (iv) $250,000 per week commencing Monday, December 7, 2026, with the outstanding balance to be paid in full by January 1, 2027 (the “Amended Repayment Terms”). The information regarding this transaction was filed in a Current Report on Form filed with the Commission on February 5, 2026.

On February 27, 2026, the Company and the Lender entered into a Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement (the “Loan Agreement Amendment No. 3”) and $993,750 Original Principal Amount Junior Secured Promissory Note (the “Fourth Note”). Under the terms of the Fourth Note the Lender agreed to loan us an additional $750,000, which matures on April 6, 2026. In the event we default on the Fourth Note, the note begins accruing interest at 19% per annum, the principal amount due under the note is increased to 110% of the principal amount owed at the time of default, and the amounts due under the note become convertible with the Lender allowed to convert 200% of the amount due under the note at a conversion price equal to an 80% discount to the lesser of (a) the closing price of the Company’s common stock on (x) the Funding Date of the Initial Note and (y) the Funding Date of the Second Note (whichever closing price is lower), or (b) 20% of the closing price of the Company Common Stock on such applicable Funding Date. Under the terms of the Loan Agreement Amendment No. 3, the Lender and Company agreed the date by which the Company has to relist on Nasdaq under the Fourth Forbearance Agreement was extended to April 6, 2026, and the Second Note default terms were amended in certain respects to the default terms in the Fourth Note. The Company received the funds from the Fourth Note on February 27, 2026, minus $40,000 for legal and transaction fees. The Company and the Lender also entered into a Subsidiary Guarantee, under which the Company’s subsidiaries are guaranteeing the amounts due under the Fourth Note (the “Subsidiary Guarantee”) and a Pledge and Security Agreement, under which the Company and its subsidiaries secured the repayment of the amounts due under the Second Note and the Fourth Note with their assets as collateral (the “Pledge and Security Agreement”). Additionally, the Company conveyed certain real property and improvements it owns in Blaine County, Oklahoma to the Lender to secure the repayment of the Fourth Note. In the event the Fourth Note is paid in full by the maturity date, the Oklahoma property will be reconveyed to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

J.J. Astor Forbearance Agreement

On March 17, 2025, the Company issued a junior secured convertible promissory note (the “Initial Note”) to J.J. Astor & Co. (the “Lender”), in the principal amount of $6,625,000 (the “Principal Amount”), in relation to a Loan and Security Agreement by and between the Company, its subsidiaries, and the Lender (the “Loan Agreement”). The Company received $5,000,000, before fees. The Company received the funds on March 18, 2025. In relation to the Loan Agreement, the Company also entered into a Registration Rights Agreement with the Lender (the “RRA”), under which the Company was obligated to file a resale registration statement with the SEC registering any shares of its common stock issuable under the Note no later than sixty (60) days after closing. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on March 21, 2025. As previously reported, on July 9, 2025, the Company entered into a Forbearance and Amendment to Loan Agreement and Note, which amended the terms of the Loan Agreement, Initial Note and RRA (the “First Forbearance Agreement”). Under the terms of the First Forbearance Agreement, the Lender agreed to loan us additional funds under a Second Junior Secured Promissory Note (the “Second Note”) and agreed to forbear any default under the Initial Note in exchange for certain consideration. The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on July 21, 2025.

On October 8, 2025, the Company entered into a Second Forbearance and Amendment to Loan Agreement and Notes, which amended the terms of the Loan Agreement, Initial Note, the RRA, the Second Note and the First Forbearance Agreement (the “Second Forbearance Agreement”). Under the terms of the Second Forbearance Agreement: (i) the Lender agreed to loan us an additional amount up to $2,450,000, (ii) the Outstanding Principal Amount of the Initial Note was $2,259,319.89 and the Outstanding Principal Balance on the Second Note was $5,685,805.13 on the Forbearance Agreement Effective Date, (iii) the Lender provided notice of default to the Company under the Second Note, thereby accelerating all amounts due thereunder, (iv) the Lender agreed the Company was not in default of the Initial Note, Second Note or other Transaction Documents effective September 30, 2025 and to forbear declaring an Event of Default going forward and accelerating all amounts due under the Initial Note and the Second Note, subject to the Company complying with the terms of the Second Forbearance Agreement, (v) all amounts due under the Initial Note and the Second Note, with any accrued interest, will be due on or before November 30, 2025, (vi) interest under the Initial Note and Second Note will continue at the default interest rate of 19%, (vii) the conversion terms under the Initial Note and Second Note will remain on the Default Conversion Price under those instruments, and (viii) the Lender agreed to a standstill period until November 30, 2025, during which time the Lender will not declare an event of default or accelerate any payment obligations under the Initial Note or the Second Note, so long as the Company (a) pays interest at the Default Interest Rate on the Initial Note and the Second Note, (b) issues the Third Note to the Lender, and (c) pays in full all past due payments on the Initial Note and the Second Note on or before November 30, 2025. In connection with the Second Forbearance Agreement the Lender agreed to loan the Company up to an additional $2,450,000. On October 9, 2025, the Company and Lender entered into an Additional Junior Secured Convertible Note (the “Third Note”), under which the Company agreed to issue the Lender the Third Note in the principal amount of $1,620,000, with the Company receiving proceeds of $1,152,000 before subtracting $53,000 for legal fees and origination fees. The Company received the first funds from the Third Note on October 9, 2025 with the remainder received on October 10, 2025. As additional consideration for the Second Forbearance Agreement and the Third Note, the Company agreed to issue the Lender 286,000 shares of its common stock for $286 (the “Commitment Shares”). The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on October 14, 2025.

The Initial Note was satisfied in full on November 20, 2025 and the Third Note was satisfied in full on or about October 27, 2025, which left only the Second Note outstanding. As previously reported, on February 5, 2026, the Company and the Lender entered into a fourth Forbearance, Note Payment and Registration Rights Amendment Agreement (the “Fourth Forbearance Agreement”), pursuant to which (a) the parties agreed that $5,995,722.21 was then outstanding, due and payable under the Second Note and (b) the Maturity Date of the Second Note was extended to as late as January 1, 2027, and (c) the Company agreed to pay the outstanding balance of the Second Note in the following installments, with payments, payable, at the option of the Company, either in cash or under certain conditions in Conversion Shares issued at the Default Conversion Price that are immediately salable by the Lender under Rule 144, as follows: (i) $50,000 per week commencing Monday, April 6, 2026, (ii) $100,000 per week commencing Monday, July 6, 2026, (iii) $150,000 per week commencing Monday, October 5, 2026, and (iv) $250,000 per week commencing Monday, December 7, 2026, with the outstanding balance to be paid in full by January 1, 2027 (the “Amended Repayment Terms”). The information regarding this transaction was filed in a Current Report on Form 8-K filed with the Commission on February 5, 2026.

As previously reported, on February 27, 2026, the Company and the Lender entered into a Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement (the “Loan Agreement Amendment No. 3”) and $993,750 Original Principal Amount Junior Secured Promissory Note (the “Fourth Note”). Under the terms of the Fourth Note the Lender agreed to loan us an additional $750,000, which matures on April 6, 2026. In the event we default on the Fourth Note, the note begins accruing interest at 19% per annum, the principal amount due under the note is increased to 110% of the principal amount owed at the time of default, and the amounts due under the note become convertible with the Lender allowed to convert 200% of the amount due under the note at a conversion price equal to an 80% discount to the lesser of (a) the closing price of the Company’s common stock on (x) the Funding Date of the Initial Note and (y) the Funding Date of the Second Note (whichever closing price is lower), or (b) 20% of the closing price of the Company Common Stock on such applicable Funding Date. Under the terms of the Loan Agreement Amendment No. 3, the Lender and Company agreed the date by which the Company has to relist on Nasdaq under the Fourth Forbearance Agreement was extended to April 6, 2026, and the Second Note default terms were amended in certain respects to the default terms in the Fourth Note. The Company received the funds from the Fourth Note on February 27, 2026, minus $40,000 for legal and transaction fees. The Company and the Lender also entered into a Subsidiary Guarantee, under which the Company’s subsidiaries are guaranteeing the amounts due under the Fourth Note (the “Subsidiary Guarantee”) and a Pledge and Security Agreement, under which the Company and its subsidiaries secured the repayment of the amounts due under the Second Note and the Fourth Note with their assets as collateral (the “Pledge and Security Agreement”). Additionally, the Company conveyed certain real property and improvements it owns in Blaine County, Oklahoma to the Lender to secure the repayment of the Fourth Note. In the event the Fourth Note is paid in full by the maturity date, the Oklahoma property will be reconveyed to the Company.

On May 6, 2026, the Company entered into a Forbearance and Note Payment Amendment Agreement (“May 2026 Forbearance Agreement”), under which the Lender agreed to forbear their rights under the Loan Agreement, as amended, if the Company agrees and complies with the following terms: (i) the Company acknowledges that $6,815,805.71 adjusted outstanding balance is due and payable as of the Effective Date of the May 2026 Forbearance Agreement under the Second Note and $1,111,151.74 is outstanding, due and payable as of the Effective Date of this May 2026 Forbearance Agreement under the Fourth Note, (ii) the Company will pay Lender One Million Five Hundred Thousand Dollars ($1,500,000) upon the closing of the first funding of that certain financing transaction being conducted for the Company by RBW Capital Partners LLC, a division of Dawson James Securities, Inc. (the “RBW Financing”), to occur on or before May 7, 2026, to be applied to the outstanding balance of the Second Note, (iii) the Company will pay Lender Two Million Five Hundred Thousand Dollars ($2,500,000) upon the second closing of the RBW Financing, to be applied to the outstanding balance of the Second Note, to occur upon the effectiveness of an S-1 Registration Statement, to be filed on or before May 13, 2026 and be effective on or before July 15, 2026, (iv) the remaining balance of the Second Note upon the earlier to occur of (a) closing of the transaction by and between the Company and Olenox Industries, Inc. that is the subject of a Term Sheet dated January 27, 2026 (the “Olenox Transaction”) or (b) receipt by the Company of any proceeds from an Advance under the Standby Equity Purchase Agreement (the SEPA”) that is a component of the RBW Financing, with the first Advance to be on or before August 15, 2026, in which fifty percent (50%) of the net proceeds of each Advance shall be paid directly to the Lender until the Second Note is paid in full; and (v) the outstanding balance of the Fourth Note upon the earlier to occur of (a) closing of the Olenox Transaction, (b) fifty percent (50%) of the net proceeds from an Advance under the SEPA that is a component of the RBW Financing, with the first Advance to occur on or before August 15, 2026 and so long as the Second Note has been repaid in full, on or before November 5, 2026.

Cedarview Forbearance Agreement

On May 6, 2026, the Company entered into a Forbearance Agreement (the “Cedarview Forbearance Agreement”) with Cedarview Opportunities Master Fund, LP (the “Investor”), under which the Investor agreed to forbear its rights under that certain Loan and Security Agreement (the “Cedarview Agreement”), dated February 5, 2024, the senior secured note to the Investor in an aggregate principal amount of $3,000,000 (the “Initial Note”), that certain Loan and Security Agreement, dated October 31, 2024, and a senior secured note to the Investor in an aggregate principal amount of $3,670,160.77 (the “Investor Second Note”, together with the Initial Note, the “Investor Notes”), as those documents have previously been amended, and the Investor agreed to extend the maturity date of the Initial Note and the Second Note to October 31, 2026, so long as the Company (i) make certain prepayments under the Existing Notes from the RBW SEPA or other financings, (ii) pays the Investor $250,000 from the second tranche of the RBW Financing, as a mandatory required prepayment of the Existing Notes, (iii) that if the Company closes the contemplated Olenox Transaction, by no later than the second (2nd) Business Day after such closing, the Company will pledge 2,000,000 shares of Olenox common stock the Company receives in the Olenox Transaction as additional collateral securing the Company’s payment obligations under the Existing Notes, in form and substance satisfactory to the Investor, in its sole discretion, and (iv) the Company issues the Investor 275,000 shares of its common stock, restricted in accordance with Rule 144 (the “Investor Shares”).

March 2026 Reverse Stock Split

On March 24, 2026, the Company effected a 1-for-200 reverse stock split of its common stock pursuant to a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation following shareholder approval obtained at the Company’s Special Meeting held on December 22, 2025.

Relisting On Nasdaq

On April 23, 2026, the Company received a letter (the “April Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Nasdaq Hearing Panel (the “Panel”) determined that the Company is in compliance with the Minimum Bid Price Requirement and that trading in the Company’s securities will resume trading on the Exchange effective April 27, 2026. Pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the April Letter. In the event that the Company becomes deficient with the Minimum Bid Price Requirement, the Company will not be afforded the opportunity to submit a compliance plan for the Staff’s consideration and the Staff will issue a Delisting Determination Letter, following which the Company may request review by the Panel, at which the Company may present a compliance plan for the Panel’s consideration.

Consulting Agreement

In May 2026, the Company entered into an Independent Contractor Agreement with William Tuorto for consulting services he is performing for the Company dating back to April 1, 2026. In connection with the agreement, the Company issued 69,083 shares of common stock under the 2023 Plan, which shares were issued without a restrictive legend pursuant to a Form S-8 registration statement. Under the terms of the agreement, the consultant is Consultant responsible for assisting in the management and operations related to the Company being a public company; providing advice regarding the strategy of the Company and its subsidiaries; general advice regarding dispositions and/or acquisitions and negotiation assistance, which the Company believes will be beneficial to it; and any other consulting and project management services the Company may stand in need of as communicated in writing (the “Services”). In exchange for the Services, the Company agreed to pay the consultant $50,000 per month, with additional fees due if the Company achieves certain EBITDA thresholds for the quarters ending June 30, 2026, September 30, 2026 and December 31, 2026. The Company also agreed to pay the Consultant a $300,000 contract signing fee. All fees owed to the Consultant are payable in shares of the Company’s common stock, priced at the 52-week low closing price preceding the applicable calendar quarter, with such price not subject to adjustment for stock splits, and payable out of any applicable equity incentive plan the Company has in place that has been registered under Form S-8 so the shares may be issued without a restrictive legend.

Private Financing Transaction (the “Financing”)

Convertible Promissory Notes

The following summary of the Notes does not purport to be complete and is qualified in its entirety by reference to the forms of SPA and Notes filed as exhibits to the registration statement of which this prospectus forms a part.

On May 8, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (collectively, the “Selling Stockholders”) providing for the issuance of convertible promissory notes (the “Notes”) with aggregate gross proceeds to the Company of up to $12.0 million, before fees and expenses, in two closings. The Notes have an aggregate principal amount of $15.0 million, reflecting a $3.0 million original issue discount of 20%.

The initial closing occurred on May 8, 2026, pursuant to which the Company received $6.0 million in gross proceeds. A second closing for an additional $6.0 million remains subject to the effectiveness of the registration statement of which this prospectus forms a part and other customary closing conditions pursuant to the terms of the SPA and the Note.

The Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to the greater of $0.37 per share and 80% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding conversion.

Conversions under the Notes are generally subject to a 4.99% beneficial ownership limitation, which may be waived upon notice by the applicable holder. In addition, absent shareholder approval, conversions are limited to the extent necessary to comply with Nasdaq’s 19.99% issuance limitation.

The Notes contain customary events of default, including payment and covenant defaults, which may result in acceleration of amounts due under the notes and certain additional default-related remedies, including an increase in the outstanding principal amount upon the occurrence of certain events of default.

The Company agreed to register for resale shares issuable upon conversion of the Notes, and this prospectus forms part of the related registration statement.

The Company intends to use proceeds from the Financing for working capital, debt reduction, and general corporate purposes.

RBW Capital Partners LLC, a division of Dawson James Securities, Inc., acted as placement agent in connection with the Financing.

Standby Equity Purchase Agreement

The following summary of the Standby Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the Standby Equity Purchase Agreement filed as an exhibit to the registration statement of which this prospectus forms a part.

On May 8, 2026, the Company entered into a standby equity purchase agreement (the “SEPA”) with an institutional investor (the “SEPA Investor”) providing for the potential purchase by the SEPA Investor of up to $100 million of the Company’s common stock over a 36-month period, subject to the terms and conditions of the SEPA.

Under the SEPA, the Company may, at its discretion, direct the SEPA Investor to purchase shares of common stock from time to time, subject to specified volume limitations, pricing formulas, and beneficial ownership limitations set forth in the agreement. Shares issued under the SEPA will generally be purchased at a discount to prevailing market prices.

The Company controls the timing and amount of any sales under the SEPA, subject to the terms and limitations contained in the agreement. Actual sales under the SEPA will depend on a variety of factors, including market conditions, trading prices of the Company’s common stock, and the Company’s capital needs.

The Company is required to file a separate registration statement covering shares issuable under the SEPA before any sales may occur under the agreement.

This summary is not a complete description of all of the terms of the related agreements and are qualified in their entirety by reference to the full text of the documents, forms of which are filed as exhibits hereto and/or incorporated by reference into this disclosure from prior filings.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
3.4	Amended and Restated Series A Convertible Preferred Stock Certificate of Designations	8-K	11/28/25	3.1
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada to Increase Authorized Common Stock	8-K	12/23/25	3.1
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation to Effect 1-for-200 Reverse Stock Split	8-K	3/27/26	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Form of Pre-Funded Warrant	8-K	10/17/25	4.1
4.6	Description Securities	10-K	4/15/26	4.6
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
10.69	Forbearance Agreement with J.J. Astor & Co. dated July 9, 2025	8-K	7/21/25	10.1
10.70	Second Amendment to Loan Agreement and Registration Rights Agreement dated July 9, 2025	8-K	7/21/25	10.2
10.71	Junior Secured Convertible Promissory Note dated July 9, 2025	8-K	7/21/25	10.3
10.72*	Executive Employment Agreement, by and between Vivakor Administration, LLC and Kimberly Hawley, dated July 24, 2025	8-K	7/24/25	10.1
10.73	Membership Interest Purchase Agreement dated July 30, 2025, by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer	8-K	8/6/25	10.1
10.74	Forbearance Agreement dated July 30, 2025, by and between Maxus Capital Group, LLC, and Silver Fuels Delhi, LLC, et al.	8-K	8/6/25	10.2
10.75	Transition Agreement dated August 3, 2025, by and between Vivakor, Inc., Vivakor Administration, LLC, and Russ M. Shelton	8-K	8/6/25	99.1
10.76	Second Amended Employment Agreement, by and between Vivakor, Inc., Vivakor Administration, LLC and Les Patterson, dated August 12, 2025	8-K	8/18/25	10.1
10.77	Second Forbearance Agreement with J.J. Astor & Co. dated October 8, 2025	8-K	10/14/25	10.1
10.78	Third Junior Secured Convertible Promissory Note dated October 9, 2025	8-K	10/14/25	10.2
10.79	Form of Securities Purchase Agreement	8-K	10/17/25	10.1
10.80	Form of Placement Agent Agreement	8-K	10/17/25	10.2
10.81	Form of Physical Commodity Intermediation Agreement dated October 22, 2025	8-K	10/23/25	10.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.82	Settlement Agreement with James Samuelson dated October 23, 2025	8-K	10/23/25	10.2
10.83	Settlement Agreement with Tyler Nelson	8-K	11/12/25	10.1
10.84	Transition Agreement with Patrick Knapp dated November 10, 2025	8-K	11/12/25	10.2
10.85	Debt Satisfaction and Preferred Stock Amendment Agreement	8-K	11/28/25	10.1
10.86	Interim Forbearance Agreement with Cedarview dated December 31, 2025	8-K	1/7/26	10.1
10.87	Form of Forbearance and Note Amendment Agreement with Lenders entered into on January 30, 2026	8-K	2/4/26	10.1
10.88	Forbearance and Note Payment Amendment Agreement with J.J. Astor & Co. entered into on February 5, 2026	8-K	2/5/26	10.1
10.89	Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.1
10.90	Fourth Junior Secured Convertible Promissory Note to J.J. Astor dated February 27, 2026	8-K	3/5/26	10.2
10.91	Subsidiary Guarantee with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.3
10.92	Pledge and Security Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.4
10.94	Form of Securities Purchase Agreement for Selling Stockholders Financing	8-K	5/14/26	10.1
10.95	Form of Convertible Promissory Note for Selling Stockholders Financing	8-K	5/14/26	10.2
10.96	Form of Standby Equity Purchase Agreement for Selling Stockholders Financing	8-K	5/14/26	10.3
10.97*	2025 Equity and Incentive Plan				Filed
10.98	Consulting Agreement with William Tuorto dated May 2026				Filed
21.1	Subsidiaries of the Company	10-K	4/15/26	21.1
97	Vivakor, Inc. Compensation Recovery Policy	10-K/A	05/2/25	97
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026

VIVAKOR, INC.

By:	/s/ Kimberly Hawley
Kimberly Hawley
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 20, 2026