Form 10-Q
period 2026-06-30
Vivakor, Inc.
filed 2026-08-19
CIK 1450704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 18, 2026, there were 8,183,626 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “Vivakor” refer to Vivakor, Inc., a Nevada corporation.

At the commencement of trading on March 24, 2026 and July 17, 2026, respectively, we completed 1-for-200 and 1-for-20 reverse splits of our outstanding shares of common stock (the “Reverse Stock Splits”) of our quoted common stock. No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Splits. Any fractional shares resulting from the Reverse Stock Splits were rounded up to the nearest whole share. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q has been adjusted to reflect the Reverse Stock Splits, including the financial statements and notes thereto.

VIVAKOR, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVAKOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,853	$265,019
Cash - restricted	2,896	1,830,877
Accounts receivable, net of allowance for credit losses of $1,246,467 and $0 at June 30, 2026 and Dec 31, 2025, respectively	2,007,247	3,525,138
Accounts receivable - related party	10,680,036	1,439,228
Prepaid expenses	591,645	832,766
Marketable securities	583,406	247,913
Inventories	82,425	82,425
Total current assets	14,204,508	8,223,366

Other assets	821,264	491,221
Notes receivable	294,333	279,560
Property and equipment, net	55,984,734	58,297,200
Right of use assets - operating leases	191,769	494,755
Intellectual property, net	7,109,807	7,522,772
Customer relationships, net	35,806,846	38,184,057
Total assets	$114,413,261	$113,492,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,211,378	$13,976,431
Accounts payable and accrued expenses - related parties	1,528,694	1,832,625
Accrued compensation	485	41
Unearned revenue	9,107,297	9,107,297
Operating lease liabilities, current	191,769	272,469
Finance lease liabilities, current	9,549,265	9,101,852
Loans and notes payable, current	21,747,676	7,443,434
Loans and notes payable, current - related parties	2,568,617	3,616,401
Derivative liabilities	6,404,425	9,062,320
Other liabilities	5,201,776	7,103,109
Total current liabilities	72,511,382	61,515,979

Operating lease liabilities, long term	-	222,285
Loans and notes payable, long term	103,151	7,864,226
Loans and notes payable, long term - related parties	5,166,764	6,701,887
Total liabilities	77,781,297	76,304,377

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 96,731 outstanding as of June 30, 2026 and December 31, 2025	97	97
Common stock, $0.001 par value; 500,000,000 shares authorized; 511,000 and 100,000 were issued and outstanding as of June 30, 2026 and Dec 31, 2025, respectively	511	100
Additional paid-in capital	256,096,053	245,602,255
Treasury stock, at cost	(20,000)	(20,000)
Accumulated deficit	(215,320,318)	(204,269,519)
Total Vivakor, Inc. stockholders’ equity	40,756,343	41,312,933
Noncontrolling interest	(4,124,379)	(4,124,379)
Total stockholders’ equity	36,631,964	37,188,554
Total liabilities and stockholders’ equity	$114,413,261	$113,492,931

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Revenues	$26,514,153	$20,998,423	$40,607,537	$53,786,939
Revenues - related party	5,603,053	8,101,023	10,967,779	12,652,798
Total revenues	32,117,206	29,099,446	51,575,316	66,439,737
Cost of revenues	25,482,907	24,519,777	39,217,787	57,101,634
Gross profit	6,634,299	4,579,669	12,357,529	9,338,103
Operating expenses:
Sales and marketing	157,500	720	157,500	720
General and administrative	3,767,311	4,484,746	9,364,350	9,854,023
Amortization and depreciation	2,551,186	6,870,950	5,102,643	12,702,552
Total operating expenses	6,475,997	11,356,416	14,624,493	22,557,295
Income (loss) from operations	158,302	(6,776,747)	(2,266,964)	(13,219,192)
Other income (expense):
Unrealized gain on marketable securities	346,871	(1,731,160)	335,493	(78,406)
Gain (loss) on disposition of assets	-	378,000	-	(1,219,913)
Gain on conversion of debt	781,398	-	595,543	-
Interest income	10,285	17,828	18,258	43,310
Interest expense	(3,880,704)	(4,383,710)	(5,750,954)	(5,567,908)
Interest expense - related parties	(240,273)	(53,121)	(383,434)	(53,121)
Other income	-	12,540	50,500	25,080
Total other income (expense)	(2,982,423)	(5,759,623)	(5,134,594)	(6,850,958)
Loss before provision for income taxes	(2,824,121)	(12,536,370)	(7,401,558)	(20,070,150)
Provision for income taxes	-	-	-	-
Consolidated net loss	(2,824,121)	(12,536,370)	(7,401,558)	(20,070,150)
Less: Net loss attributable to noncontrolling interests	-	-	-	(6,518)
Net loss attributable to Vivakor, Inc.	$(2,824,121)	$(12,536,370)	$(7,401,558)	$(20,063,632)

Series A Preferred Stockholder Dividends	1,450,966	1,452,624	3,649,241	3,045,037
Net loss to common shareholders	$(4,275,087)	$(13,988,994)	$(11,050,799)	$(23,108,669)

Basic and diluted net loss per share	$(13.35)	$(0.30)	$(64.28)	$(0.52)

Basic weighted average common shares outstanding	320,287	11,512	171,916	11,143

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Interest	Equity
January 1, 2025	107,789	$108	10,427	$10	$208,209,236	$(20,000)	$(88,951,426)	$(4,119,284)	$115,118,644
Issuance of common stock for cash, net of offering costs	-	-	13,316	13	9,656,972	-	-	-	9,656,985
Issuance of common stock for a reduction of liabilities			150	-	719,642		-		719,642
Issuance of common stock for legal settlement			2,853	3	1,987,058				1,987,061
Stock based compensation			586	1	1,510,004		-		1,510,005
Stock based compensation - consultant			2,456	2	1,907,999		-		1,908,001
Common stock issued - Series A Preferred Stock Dividends			1,509	1	4,866,249		(4,866,250)		-
Common stock distributable - Series A Preferred Stock Dividends	-	-	7,857	8	219,992	-	(220,000)	-	-
Shares issued with debt	-	-	437	1	1,449,223	-	-	-	1,449,224
Shares issued with debt conversion			61,063	61	16,563,588		-		16,563,649
Consideration received for divestiture	(11,058)	(11)	-	-	(10,814,449)	-		-	(10,814,460)
Excess of consideration for divestiture over net assets transferred	-	-	-	-	9,326,741	-		-	9,326,741
Net loss	-	-	-	-	-	-	(110,231,843)	(5,095)	(110,236,938)
January 1, 2026	96,731	$97	100,655	$100	$245,602,255	$(20,000)	$(204,269,519)	$(4,124,379)	$37,188,554
Impact of stock split including issuances for fractional shares	-	-	851	1	(1)	-	-	-	-
Gain on forgiveness of convertible note payable to CEO	-	-	-	-	500,000	-	-	-	500,000
Stock based compensation			10,072	10	674,988	-	-	-	674,998
Stock based compensation - consultant			26,744	27	702,488	-	-	-	702,515
Common stock issued - Series A Preferred Stock Dividends			4,610	5	1,714,954	-	(1,714,959)	-	-
Common stock distributable - Series A Preferred Stock Dividends	-	-	82,345	82	1,934,200	-	(1,934,282)	-	-
Shares issued with debt forbearance agreement	-	-	27,672	28	842,722	-	-	-	842,750
Shares issued with debt conversion	-	-	258,138	258	4,124,447	-	-	-	4,124,705
Net loss	-	-	-	-	-	-	(7,401,558)	-	(7,401,558)
June 30, 2026	96,731	$97	511,087	$511	$256,096,053	$(20,000)	$(215,320,318)	$(4,124,379)	$36,631,964

See accompanying notes to condensed consolidated financial statements

VIVAKOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES:
Consolidated net loss	$(7,401,558)	$(20,070,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,102,643	12,702,552
Stock-based compensation	674,988	690,350
Stock-based compensation - consultant	702,488	462,735
Unrealized (gain) loss on marketable securities	(335,493)	78,406
Loss on disposition of assets	-	1,219,913
Gain on conversion of debt	(595,672)	-
Noncash interest charges	3,635,842	2,805,481
Interest on notes receivable	(14,773)	(46,771)
Changes in operating assets and liabilities:
Accounts receivable	(7,897,623)	(17,309,724)
Prepaid expenses	241,121	(1,583,825)
Inventories	-	73,205
Right of use assets - operating leases	302,986	1,085,126
Other assets	169,957	(155,984)
Accounts payable and accrued expenses	2,053,562	14,297,080
Accrued compensation	444	-
Operating lease liabilities	(302,985)	(1,228,730)
Net cash provided by (used in) operating activities	(3,664,073)	(6,980,336)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	1,860,000
Investment in joint venture	(500,000)	-
Net cash provided by (used in) investing activities	(500,000)	1,860,000

FINANCING ACTIVITIES:
Payment on financing lease liabilities	(75,294)	(1,222,045)
Proceeds from loans and notes payable	7,190,365	10,396,612
Proceeds from loans and notes payable - related party	-	1,911,432
Payment of notes payable	(4,254,772)	(4,812,898)
Payment of notes payable - related party	(532,374)	(1,164,601)
Net cash provided by (used in) financing activities	2,327,925	5,108,500

Net increase (decrease) in cash and cash equivalents	(1,836,148)	(11,836)
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, BEGINNING OF PERIOD	2,095,896	3,676,992
CASH AND CASH EQUIVALENTS, and CASH RESTRICTED, END OF PERIOD	$259,749	$3,665,156

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$1,719,037

Noncash transactions:
Accounts payable on purchase of equipment	-	1,433,463
Notes payable settled against working capital items for netting arrangement	10,203,666	-
Series A preferred shareholder stock dividends	3,649,241	3,045,037
Common stock issued with debt	-	1,086,963
Common stock issued for a reduction in liabilities	-	754,642
Common stock issued on conversion of debt	4,124,705	-

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

Change in Estimated Useful Lives

During the six months ended June 30, 2026, the Company reassessed the estimated useful lives of certain property and equipment based on operational experience, expected usage, and updated maintenance and replacement assumptions. As a result, the Company revised the estimated useful lives of certain assets on a prospective basis effective January 1, 2026.

The change in estimate was accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. The effect of the change was to decrease depreciation expense by approximately $0 and $405,000 for the three and six months ended June 30, 2026, respectively.

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

Related Party Revenues

Revenue from related parties was $5,603,053 and $10,967,779 for the three and six months ended June 30, 2026, respectively. Revenue from related parties was $8,101,023 and $12,652,798 for the three and six months ended June 30, 2025, respectively.

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

Major Customers and Concentration of Credit Risk

During the three and six months ended June 30, 2026, three customers, including one related party, accounted for approximately 94.8 and 92.4%, respectively, of the Company’s revenues. As of June 30, 2026, no significant accounts receivable balances were outstanding from these customers.

During the three and six months ended June 30, 2025, one customer, a related party, accounted for approximately 17% and 6%, respectively, of the Company’s revenues. As of June 30, 2025, this customer represented approximately 15% of the Company’s accounts receivable balance.

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

All share and per share amounts have been retroactively adjusted to reflect the reverse stock splits effected in March 2026 and July 2026.

Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their effect would be antidilutive. Potentially dilutive securities include convertible notes, warrants, and stock options.

Note 3. Going Concern & Liquidity

The Company has historically incurred net losses and experienced negative cash flows from operations and, as of June 30, 2026, had an accumulated deficit of approximately $215 million. As of June 30, 2026, the Company had a working capital deficit of approximately $58 million and cash and cash equivalents of $259,416, of which $2,896 was restricted. In addition, the Company had approximately $24.3 million of debt obligations due within one year of the issuance of these condensed consolidated financial statements. The Company is also obligated under finance lease liabilities of approximately $9.5 million and has current derivative liabilities of approximately $6.4 million, which may require settlement in cash or equity and could place additional demands on liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2026, the Company continued executing its strategic plan focused on optimizing its midstream transportation, terminaling, and environmental processing operations, including the integration and operation of the Endeavor Entities acquired in the fourth quarter of 2024. The Company has historically financed its operations through a combination of operating cash flows, debt financings, and private and public equity offerings. The Company also entered into a financing arrangement with two institutional investors, with RBW Capital Partners LLC acting as placement agent, intended to support working capital and ongoing operations.

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

Note 4. Business Combination, Divestiture of Wholly Owned Subsidiaries and Joint Venture

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

Effective June 2, 2026, the Company entered into a joint venture agreement with Monarch R&P Management LLC for a 50% interest in Monarch Remediation & Processing LLC (“Monarch”) for future operations associated with operating a wash plant and remediation processing centers. As of June 30, 2026, the Company has contributed $500,000 which is included in Other Assets in the accompanying consolidated balance sheet.

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

During the six months ended June 30, 2026, the Company recorded an allowance for expected credit losses related to certain customer receivable balances based on management’s assessment of collectability and current economic conditions.

Accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Trade accounts receivable	$3,253,714	$3,525,138
Less: allowance for credit losses	(1,246,467)	-
Accounts receivable, net	$2,007,247	$3,525,138

Related party receivables	$10,680,036	$1,439,228

The balance of related-party receivables is due from entities affiliated with the Company’s Chief Executive Officer. During the three and six months ended June 30, 2026, amounts due under related-party commercial agreements were offset against amounts payable to Jorgan Development, LLC pursuant to existing offset arrangements between the parties. As a result of such offsets and related activity, the Company’s net position with the affiliated entities transitioned from a payable position to a receivable position during the six months ended June 30, 2026. As of June 30, 2026, related-party receivables totaled approximately $10.7 million, compared with approximately $1.4 million as of December 31, 2025.

Note 6. Marketable Securities

The Company holds 200,000 shares of common stock of Adapti, Inc. (“Adapti”), an entity affiliated with the Company’s Chief Executive Officer. The investment is classified as a marketable equity security and is measured at fair value using quoted market prices, with changes in fair value recognized in earnings.

The carrying value of marketable securities consisted of the following:

	June 30, 2026	December 31, 2025
Investment in Adapti	$968,812	$968,812
Unrealized loss	(385,406)	(720,899)
Marketable Securities, net	$583,406	$247,913

The Company recognized unrealized gains related to marketable securities of $346,871 and $335,493 during the three and six months ended June 30, 2026, respectively. The Company recognized unrealized losses related to marketable securities of $1,731,160 and $78,406 during the three and six months ended June 30, 2025, respectively.

Note 7. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Vehicles and trailers	$1,655,550	$1,655,548
Equipment	476,756	476,756
Land	527,000	527,000
Crude & NGL Terminal and Related Equipment	930,460	930,460
Crude Oil Transfer Stations	5,024,220	5,024,220
Pipeline and Related Facilities	43,462,544	43,462,544
Tank Expansion	1,627,385	-
Construction in process	12,368,718	13,996,104
Less: Accumulated depreciation	(10,087,899)	(7,775,432)
	$55,984,734	$58,297,200

Depreciation expense for the three and six months ended June 30, 2026 was $1,156,098 and $2,312,467, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $795,083 and $4,322,728, respectively.

The decrease in depreciation expense during the six-month 2026 period was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, as well as revisions to the estimated useful lives of certain property and equipment based on operational experience and expected usage. The change in estimate was accounted for prospectively and resulted in a decrease in depreciation expense of approximately $405,000 during the 2026 period.

Construction in process primarily relates to the Company’s remediation processing systems, wash plant facilities, and terminal expansion projects.

Note 8. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2026	December 31, 2025
Intangible assets, gross	$16,498,587	$16,498,587
Accumulated amortization	(9,388,780)	(8,975,815)
Intangible assets, net	$7,109,807	$7,522,772

Customer relationship intangible assets consisted of the following:

Customer relationships, gross	$48,093,160	$48,093,160
Accumulated amortization	(12,286,314)	(9,909,103)
Customer relationships, net	$35,806,846	$38,184,057

Amortization expense was $1,394,817 and $2,790,176 for the three and six months ended June 30, 2026, respectively. Amortization expense was $6,075,867 and $8,379,824 for the three and six months ended June 30, 2025, respectively.

The Company evaluates long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. No impairment charges related to intangible assets were recorded during the three and six months ended June 30, 2026.

Goodwill was fully impaired during the year ended December 31, 2025. Accordingly, the Company had no goodwill recorded as of June 30, 2026 or December 31, 2025.

Note 9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$13,582,511	$12,425,200
Accrued interest (various notes and loans payable)	1,599,021	713,754
Accrued tax penalties and interest	1,029,846	837,477
Accounts payable and accrued expenses	$16,211,378	$13,976,431

Related-party accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable - related parties	$-	$1,593,993
Accrued interest (notes payable) - related parties	1,528,694	238,632
Accounts payable and accrued expenses - related parties	$1,528,694	$1,832,625

Accounts payable primarily consist of trade payables and operating accruals incurred in the ordinary course of business.

Note 10. Unearned Revenue

As of June 30, 2026 and December 31, 2025, the Company had approximately $9.1 million of unearned revenue related to an agreement to manufacture remediation processing centers (“RPCs”). The balance originated in connection with the deconsolidation of Viva Wealth Fund I, LLC during 2023.

Note 11. Loans and Notes Payable

Third party debt:

	June 30, 2026	December 31, 2025
Various promissory notes and convertible notes	$13,557	$64,517
Blue Ridge Bank	410,200	410,200
Small Business Administration	358,827	358,827
Al Dali Intl for Gen. Trading & Cont. Co.	248,877	248,877
RSF, LLC	500,000	500,000
Cedarview Opportunities Master Fund LP	5,025,679	3,701,402
Curve Capital, LLC	549,463	549,463
ClearThink Capital Partners, LLC	771,651	588,015
ClearThink Capital Partners, LLC (RBW)	6,438,909	1,619,159
Agile Capital Funding, LLC	1,776,300	1,713,300
JJ Astor	5,757,365	5,553,900
Total notes payable	$21,850,828	$15,307,660

Loans and notes payable, current	$21,747,676	$7,443,434
Loans and notes payable, long term	$103,152	$7,864,226

Related party debt:

	June 30, 2026	December 31, 2025
Jorgan Development, LLC	$-	$1,137,563
Matt Nicosia	100,740	-
James Ballengee Companies	1,174,178	1,981,730
Meridian Equipment Leasing, LLC	5,945,952	6,701,887
Triple T Trading Company LLC	514,510	497,109
Total notes payable - related parties	$7,735,380	$10,318,288

Loans and notes payable, current - related parties	$2,568,616	$3,616,401
Loans and notes payable, long term - related parties	$5,166,764	$6,701,887

Maturity Table

2026	$18,563,246	$11,501,679
2027	8,096,884	9,345,236
2028	1,781,803	1,781,803
2029	2,657,351	3,413,285
2030	25,788	25,788
Thereafter		-
Total long-term debt	31,125,071	26,067,791
Less: unamortized OID:	(1,538,863)	(441,843)
Net debt	$29,586,208	$25,625,948

ClearThink Partners, LLC — On January 9, 2026, the Company issued a promissory note to ClearThink Capital Partners LLC in the principal amount of $322,000 and received proceeds of $280,000 after an original issue discount of $42,000. The note matures twelve months from issuance and includes a one-time interest charge of 15%. During the six months ended June 30, 2026, the lender converted an aggregate of $175,200 of outstanding principal under the convertible debt into 30,000 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $175,200. As of June 30, 2026, the outstanding balance of the note was $299,792, net of unamortized discount of $22,208.

ClearThink Capital Partners, LLC/RBW Investors — During 2025, the Company entered into multiple twelve-month convertible promissory notes with investors introduced to us by ClearThink Capital Partners, LLC and RBW totaling approximately $5.1 million in principal amount. The notes included original issue discounts, one time interest charges, and conversion features. During 2025, holders converted an aggregate of approximately $3.2 million of outstanding principal into shares of the Company’s common stock. During the six months ended June 30, 2026, the lender converted an aggregate of $1,837,152 of outstanding principal under the convertible debt into 225,161 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $1.8 million. On January 30, 2026, the Company entered into Forbearance and Note Amendment Agreements with the holders of the notes. Pursuant to the amended agreements, the maturity dates of the notes were extended to January 31, 2027 and certain repayment terms were revised. In connection with the amendments, the Company agreed to issue an aggregate of 13,922 shares of restricted common stock to the noteholders. The amended agreements provide for installment payments through January 31, 2027 and restrict conversions under the notes. As of June 30, 2026, the outstanding balance of the notes was $455,563.

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

William Tuorto — During the six months ending June 30, 2026, the Company entered into a short-term funding arrangement totaling $387,020 which was repaid in May 2026.

JJ Astor & Co. — During 2025, the Company entered into multiple financing and forbearance arrangements with J.J. Astor & Co. related to secured promissory notes issued by the Company. As of December 31, 2025, the Second Note remained outstanding. On February 27, 2026, the Company entered into additional amendment and forbearance agreements with J.J. Astor & Co., which modified repayment terms, extended certain maturity dates, and provided for additional financing. The Company issued an additional secured promissory note in the principal amount of $993,750 and received net proceeds of approximately $750,000 prior to fees and expenses. On May 6, 2026, the Company entered into an additional forbearance and note payment amendment agreement with J.J. Astor & Co. related to the Company’s outstanding secured promissory notes they hold. Pursuant to the agreement, the parties revised certain repayment terms associated with the Company’s May 2026 Financing Transaction and extended certain repayment obligations through January 2027. During the six months ended June 30, 2026, the lender converted an aggregate of $50,000 of outstanding principal under the convertible debt into 2,976 shares of the Company’s common stock, resulting in a non-cash loss on conversion of approximately $50,000. In addition, pursuant to the agreement, the Company made a $1.5 million principal payment in May 2026. As of June 30, 2026, the aggregate outstanding balance related to the J.J. Astor financing arrangements was $5,757,365.

Jorgan Development, LLC — During the three and six months ended June 30, 2026, $-0- and $1.1 million, respectively, outstanding under the Jorgan Development, LLC related-party note payable was offset against amounts due from affiliated entities under related-party commercial agreements pursuant to existing offset arrangements between the parties. As a result, no balance remained outstanding under the Jorgan Development, LLC note as of June 30, 2026.

As of June 30, 2026, the Company had outstanding secured notes payable to Cedarview Opportunities Master Fund LP of $5,025,679. The Company entered into a forbearance arrangement with Cedarview related to existing payment defaults and ongoing repayment discussions. During the three months ended June 30, 2026, the parties entered into an additional forbearance agreement extending the forbearance period through October 31, 2026, subject to certain repayment and financing conditions.

Note 12. Other Current Liabilities

Certain conversion features embedded within the Company’s convertible debt instruments contain variable settlement provisions and are accounted for as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. As of June 30, 2026 and December 31, 2025, the Company had outstanding balances of $6.4 million and $9.1 million, respectively, related to derivative liabilities. During the six months ended June 30, 2026, changes in the derivative liabilities, including amounts associated with conversions of the underlying convertible debt, resulted in a net gain on conversion of debt of approximately $0.6 million, which is included in other income (expense) in the accompanying condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the Company had outstanding balances of $5.2 and $7.1 million, respectively, under a line of credit arrangement with B1 Bank related to accounts receivable factoring. During the six months ended June 30, 2026, B1 Bank applied approximately $1.8 million of restricted cash maintained by the Company against the outstanding balance under the facility. The facility remained matured as of June 30, 2026.

Note 13. Commitments and Contingencies

Finance Leases

The Company has finance lease arrangements related primarily to storage, terminaling, and transportation equipment. Certain finance lease obligations are subject to forbearance arrangements and revised payment terms.

As of June 30, 2026 and December 31, 2025, respectively, finance lease liabilities consisted of the following:

Description	June 30, 2026	December 31, 2025
Principal portion of finance lease obligations	$8,711,783	$8,711,784
Accrued interest	$837,482	$390,068
Total finance lease liabilities (current)	$9,549,265	$9,101,852

Operating Leases

The Company leases office space, land, trucking yards, and equipment under non-cancelable operating lease agreements with remaining lease terms ranging from less than one year to approximately two years. The right-of-use assets for operating leases as of June 30, 2026 and December 31, 2025 were $191,769 and $494,755, respectively. Lease expense for the three and six months ended June 30, 2026 totaled $98,129 and $190,259, respectively. Lease expense for the three and six months ended June 30, 2025 totaled $78,876 and $157,672, respectively.

Operating lease liabilities consisted of the following:

2026	119,008
2027	141,509
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	260,517
Less: Imputed interest	(68,748)
Present value of lease payments	191,769
Operating lease liabilities, current	191,769
Operating lease liabilities, long-term	0
Operating lease liability	191,769
Weighted-average remaining lease term (mo.)	9.24
Weighted-average discount rate	4.58%

Note 14. Stockholders’ Equity

Series A Preferred Stock

The Company’s Series A Preferred Stock has a stated value of $1,000 per share, carries a cumulative dividend of 6% per annum based on the stated value, is convertible into shares of the Company’s common stock at the Company’s request, and votes on an “as-converted” basis, subject to the terms of the Certificate of Designation. As of June 30, 2026 and December 31, 2025, 96,731 shares of Series A Preferred Stock were issued and outstanding.

Pursuant to the Debt Satisfaction and Preferred Stock Amendment Agreement dated November 25, 2025, dividends on the Company’s Series A Convertible Preferred Stock were suspended from April 30, 2026 through April 29, 2027 in connection with amendments to the preferred stock terms and the satisfaction of certain outstanding convertible indebtedness. Subsequent to June 30, 2026, on July 7, 2026, the Company amended the agreement to reinstate the 6% Series A Preferred Stock dividend through April 29, 2027 in exchange for the extinguishment of $500,000 of indebtedness owed to Ballengee Holdings, LLC.

Common Stock

The Company has authorized 500,000,000 shares of common stock, par value $0.001 per share.

All share and per share amounts presented in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Company’s 1-for-200 reverse stock split effected during March 2026 and the Company’s 1-for-20 reverse stock split effected during July 2026.

Note 15. Share-Based Compensation and Warrants

The Company maintains the 2023 Equity and Incentive Plan (the “2023 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units, and other equity-based awards to employees, directors, consultants, and service providers.

During the three and six months ended June 30, 2026, the Company issued an aggregate of 34,990 and 36,816, respectively, shares of common stock as stock-based compensation to employees, directors and consultants. During the three and six months ended June 30, 2025, the Company issued an aggregate of 95 and 345, respectively, shares of common stock as stock-based compensation to employees, directors and consultants. For the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $337,500 and $675,000, respectively. For the three and six months ended June 30, 2026, the Company recognized consulting stock-based compensation expense of $702,515 and $702,515, respectively. For the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $188,927 and $690,350, respectively. For the three and six months ended June 30, 2025, the Company recognized consulting stock-based compensation expense of $162,735 and $462,735, respectively.

There were no other options or awards granted during the three and six months ended June 30, 2026. The following table summarizes all stock option activity of the Company for the six months ended June 30, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding, December 31, 2025	355	$7,440	2.59
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding, June 30, 2026	355	$7,440	2.59

Outstanding, December 31, 2024	430	$7,880	4.71
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	0	-
Outstanding, June 30, 2025	430	$7,880	4.07

The Company maintains the 2025 Equity and Incentive Plan (the “2025 Plan”), pursuant to which the Company may grant stock options, restricted stock awards, restricted stock units, and other equity-based awards to employees, directors, consultants, and service providers. No awards have been granted under the 2025 Plan.

Note 16. Segments

The Company conducts its operations through three reportable segments: (i) transportation and logistics services, (ii) terminaling and storage services, and (iii) supply and trading. The Company’s Chief Executive Officer, who serves as chief operating decision maker (“CODM”), evaluates segment performance based on gross profit.

Three Months Ended June 30, 2026:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$19,213	$7,399	$26,487,540	$26,514,153
Revenues - related party	3,730,702	1,872,351	-	5,603,053
Total revenues	3,749,916	1,879,750	26,487,540	32,117,206
Cost of revenues	-	53,929	25,428,979	25,482,907
Gross profit	$3,749,916	$1,825,821	$1,058,560	$6,634,299

Six Months Ended June 30, 2026:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$421,942	$147,931	$40,037,664	$40,607,537
Revenues - related party	7,363,210	3,604,569	-	10,967,779
Total revenues	7,785,152	3,752,500	40,037,664	51,575,316
Cost of revenues	-	109,247	39,108,541	39,217,787
Gross profit	$7,785,152	$3,643,253	$929,123	$12,357,529

Three Months Ended June 30, 2025:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$7,601,942	$4,244,457	$9,152,025	$20,998,423
Revenues - related party	2,854,331	5,246,692	-	8,101,023
Total revenues	10,456,273	9,491,149	9,152,025	29,099,446
Cost of revenues	7,363,645	8,026,546	9,129,586	24,519,777
Gross profit	$3,092,628	$1,464,602	$22,439	$4,579,669

Six Months Ended June 30, 2025:

	Transportation and Logistics Segment	Terminaling and Storage Segment	Supply and Trading Segment	Total Consolidated
Revenues	$18,563,956	$10,414,481	$24,808,502	$53,786,939
Revenues - related party	5,368,572	7,284,226	-	12,652,798
Total revenues	23,932,528	17,698,707	24,808,502	66,439,737
Cost of revenues	17,130,490	15,940,743	24,030,401	57,101,634
Gross profit	$6,802,038	$1,757,964	$778,101	$9,338,103

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

The Company recorded a provision for income taxes of $0 for the three and six months ended June 30, 2026 and 2025, respectively. The Company is projecting a (-0.10%) effective tax rate for the year ending December 31, 2025, which is primarily the result of permanent book to tax differences, increase in the valuation allowance, and the change in the naked credit deferred tax liability.

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

Revenue from related parties was $5.6 million and $11.0 million for the three and six months ended June 30, 2026, respectively, compared with $8.1 million and $12.7 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026 and December 31, 2025, accounts receivable from related parties were approximately $10.7 million and $1.4 million, respectively. During the six months ended June 30, 2026, amounts due under related-party commercial agreements were offset against amounts payable to Jorgan pursuant to existing offset arrangements between the parties.

The Company also has certain debt and lease arrangements with entities affiliated with its Chief Executive Officer, as further described elsewhere in these condensed consolidated financial statements.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to issue.

On July 7, 2026, the Company agreed to issue an aggregate of 3,740,586 shares of restricted common stock for dividends owed on our Series A Preferred Stock for April 30, 2026, July 31, 2026, and October 31, 2026 to the holders of the Series A Preferred Stock. Of those shares, an aggregate of 1,445,349 shares were issued to Jorgan Development, LLC and JBAH Holdings, LLC, entities controlled by James Ballengee, our Chief Executive Officer, or their assignees.

On July 10, 2026, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-20 reverse stock split of its common stock, which became effective with Nasdaq at the opening of trading on July 17, 2026. The reverse stock split was implemented to support the Company’s continued listing on the Nasdaq Capital Market.

On July 16, 2026, the Company closed the second tranche of the May 2026 Financing Transaction, receiving $6,000,000. Having received both tranches under the May 2026 Financing Transaction the full amount of the $15 million convertible promissory note issued under the transaction is outstanding. Subsequent to June 30, 2026, the investors converted $2,956,845 of the amount due under the promissory note into 2,027,026 shares of the Company’s common stock.

On July 21, 2026 and August 3, 2026 the Company received a Notice of Conversion from ClearThink Capital Partners converting an aggregate of $490,861 of the principal amount and interest due under its promissory note into 543,513 shares of the Company’s common stock. With these conversions all amounts due under this promissory have been paid.

Between July 21, 2026 and August 10, 2026, the Company received Notices of Conversion from several of the ClearThink Capital Partners, LLC/RBW transaction investors converting $541,080 of the amounts due under the promissory note into 583,657 shares of the Company’s common stock.

Between July 21, 2026 and August 10, 2026, the Company received Notices of Conversion from J.J. Astor converting an aggregate of $3,151,842.24 of the Principal Amount of J.J. Astor’s Second Note into an aggregate of 3,413,592 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

Vivakor, Inc. (“Vivakor” or the “Company”) is an integrated provider of midstream services and environmental solutions within the oil and gas industry. The Company operates through three reportable segments: transportation and logistics, terminaling and storage services, and supply and trading. These segments support the movement, storage, and marketing of crude oil and related hydrocarbon products across key oil producing regions, including the Permian Basin and mid-continent regions.

The Company’s transportation and logistics segment includes trucking and pipeline transportation operations, including the Omega Gathering Pipeline in Blaine County, Oklahoma, which serves as a direct connect to the Plains STACK Pipeline and provides access to the Cushing, Oklahoma storage hub. The terminaling and storage segment includes crude oil storage and blending facilities in Colorado City, Texas and Delhi, Louisiana. The supply and trading segment purchases, aggregates, markets, and resells crude oil, condensate, natural gas liquids, and related hydrocarbon products.

The Company is also developing an environmental services business through the planned deployment of Remediation Processing Centers (“RPCs”), are designed to recover hydrocarbons from oil contaminated soils and related waste streams. The deployment plan begins with the construction of a RPC in Harris County, Texas, currently scheduled to commission in the third quarter of 2026.

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

July 2026 Reverse Stock Split

On July 17, 2026, the Company effected a 1-for-20 reverse stock split of its common stock pursuant to a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation filed with the State of Nevada on July 10, 2026, following shareholder approval obtained at the Company’s Annual Meeting held on June 30, 2026.

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

Change in Segment Reporting

Beginning in the third quarter of 2025, the Company revised its segment reporting structure to more closely align with how the chief operating decision maker assesses performance and allocates resources across the business. The Company now reports three operating and reportable segments: transportation and logistics, terminaling and storage services, and supply and trading. Revenues generated from supply and trading were previously reported under Terminaling and Storage and Transportation and Logistics in the first two quarters of 2025.

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

Results of Consolidated Operations for the three months ended June 30, 2026 and 2025

Revenue

For the three months ended June 30, 2026 and 2025, revenues were $32,117,206 and $29,099,446, respectively, representing an increase of $3,017,760, or 10.37%. The increase in revenue was primarily attributable to the expansion of the Company’s crude oil supply and trading activities, which generated $26.5 million of revenue during the 2026 period. This increase was partially offset by lower revenues from the Company’s transportation and logistics and terminaling and storage segments as the Company continued to implement commercial strategies that integrate physical crude oil transportation, terminaling and related logistics services with its expanding supply, marketing and trading activities.

Revenue from transportation and terminaling services is generally recognized as the services are performed, while revenue from crude oil sales is generally recognized when control of the crude oil transfers to the customer. The Company’s earnings and cash flows from its midstream business operations are primarily affected by market conditions, commodity price fluctuations, and crude oil production levels within the Company’s operating regions, which influence throughput volumes, transportation activity, storage utilization, and trading margins.

Cost of Revenue

For the three months ended June 30, 2026 and 2025, cost of revenues was $25,482,907 and $24,519,777, respectively, representing an increase of $963,130, or 3.93%. The increase was primarily attributable to the expansion of the Company’s crude oil supply and trading activities, partially offset by lower costs associated with the Company’s transportation and logistics and terminaling and storage segments.

Cost of revenues primarily comprises costs associated with the Company’s transportation and logistics operations, terminaling and storage services, and crude oil supply and trading activities. These costs generally fluctuate based on operating activity levels, throughput volumes, and commodity trading volumes.

Gross Profit

For the three months ended June 30, 2026 and 2025, gross profit was $6,634,299 and $4,579,669, respectively, representing an increase of $2,054,630, or 44.86%.

The increase in gross profit reflects improved profitability across the Company’s midstream operations despite the change in revenue mix during the period. Gross profit from the transportation and logistics segment increased approximately 30.0%, driven primarily by the reorientation of transportation services with crude oil trading activities in areas with shorter hauling radiuses and cost efficiencies associated with related-party contracts containing minimum volume commitments. Gross profit from the terminaling and storage segment increased approximately 22.8%, primarily attributable to fee-based commercial arrangements and related-party activities. In addition, the Company’s expanding supply and trading segment contributed approximately $1.0 million of gross profit during the 2026 period as increased trade volumes and optimization of crude oil trading activities contributed to the Company’s results.

Operating Expenses

For the three months ended June 30, 2026 and 2025, operating expenses were $6,475,997 and $11,356,416, respectively, representing a decrease of $4,880,419, or 42.97%. The decrease in operating expenses was primarily attributable to lower depreciation and amortization expense. The decrease in depreciation expense was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, as well as revisions to the estimated useful lives of certain property and equipment based on operational experience and expected usage.

Interest Expense

For the three months ended June 30, 2026 and 2025, total interest expense, including related-party interest expense, was $4,120,977 and $4,436,831 respectively, representing a decrease of $315,854, or 7.12%. The decrease in interest expense was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, partially offset by interest expense associated with finance lease and debt obligations assumed in connection with the acquisition of the Endeavor Entities on October 1, 2024.

Unrealized Gain (Loss) on Marketable Securities

For the three months ended June 30, 2026 and 2025, the Company recognized an unrealized gain on marketable securities of $346,871 and an unrealized loss of $1,731,160, respectively, representing an increase of $2,078,031.

The Company’s marketable securities are recorded at fair value based on quoted market prices, with unrealized gains and losses recognized in earnings during the applicable reporting period.

Segment Operating Results for the three months ended June 30, 2026 and 2025

Operating Results of our Terminaling and Storage Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$7,399	$13,396,481	$(13,389,082)	-99.9%
Revenues - related party	1,872,351	5,246,692	(3,374,341)	-64.3%
Total revenues	1,879,750	18,643,173	(16,763,423)	-89.9%
Cost of revenues	53,929	17,156,132	(17,102,203)	-99.7%
Gross profit	$1,825,821	$1,487,041	$338,780	22.8%

The Terminaling and Storage segment provides crude oil receipt, storage, throughput, transfer, loading and related terminal services. Revenues generated by the terminaling and storage segment declined primarily due to reduced receipts from pipeline and terminal utilization during the period. Despite the decrease in revenues, gross profit increased primarily due to fee-based commercial arrangements, including related-party take-or-pay and minimum volume commitments. Under these arrangements, customers are contractually obligated to make payments for specified minimum throughput volumes or reserved tank capacity regardless of actual utilization. Because these payments relate principally to the availability of existing terminal and storage capacity, periods in which committed volumes or capacity are not fully utilized generally result in limited incremental cost of revenues associated with the related payments. As a result, these contractual commitments contributed to higher gross margins and increased gross profit during the period despite lower overall revenues. We continue to pursue opportunities to improve efficiencies, modernize midstream business operations and enhance the profitability of our terminaling and storage assets.

Operating Results of our Transportation Logistics Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$19,213	$7,601,942	$(7,582,729)	-99.7%
Revenues - related party	3,730,702	2,854,331	876,371	30.7%
Total revenues	3,749,916	10,456,273	(6,706,357)	-64.1%
Cost of revenues	-	7,363,645	(7,363,645)	-100.0%
Gross profit	$3,749,916	$3,092,628	$657,288	21.3%

The Transportation and Logistics segment provides crude oil gathering, trucking, pipeline transportation and related logistics services. For the three months ended June 30, 2026, total revenues decreased primarily as a result of the Company’s continued implementation of commercial strategies that integrate physical crude oil transportation services with its supply, marketing and trading activities, resulting in lower standalone transportation activity during the period. Despite the decrease in total revenues, gross profit increased primarily due to a shift in the segment’s revenue mix toward related-party contractual minimum volume commitments and take-or-pay arrangements. Under these arrangements, customers are contractually obligated to make payments based on specified minimum transportation or throughput volumes regardless of actual utilization. When committed volumes are not fully utilized, the related payments may be recognized without corresponding variable transportation costs, resulting in limited or no cost of revenues associated with such payments. Accordingly, the increased contribution from these contractual commitments, together with the reorientation of transportation services toward crude oil trading activities in areas with shorter hauling distances, resulted in higher gross margins and increased gross profit during the period despite lower overall revenues.

Operating Results of our Supply and Trading Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$26,487,540	$9,152,025	$17,335,515	189.4%
Revenues - related party	-	-	-
Total revenues	26,487,540	9,152,025	17,335,515	189.4%
Cost of revenues	25,428,979	9,129,586	16,299,393	-
Gross profit	$1,058,561	$22,439	$1,036,123	4617.6%

The Crude Oil Supply and Trading segment purchases and sells crude oil and related petroleum products and manages associated supply, marketing and logistics activities. Revenues and gross profit in the supply and trading segment continue to benefit the Company’s earnings due to higher realized margins from optimized crude oil trading activities and increased trade volumes as a result of efforts to expand our customer network.

Results of Consolidated Operations for the six months ended June 30, 2026 and 2025

Revenue

For the six months ended June 30, 2026 and 2025, revenues were $51,575,316 and $66,439,737, respectively, representing a decrease of $14,864,421, or 22.37%. The decrease in revenue was primarily attributable to lower revenues from the Company’s transportation and logistics and terminaling and storage segments, including the impact of the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC. These decreases were partially offset by the expansion of the Company’s crude oil supply and trading activities, which generated approximately $40.0 million of revenue during the 2026 period.

The change in revenue mix also reflects the Company’s continued implementation of commercial strategies that integrate physical crude oil transportation, terminaling and related logistics services with its expanding supply, marketing and trading activities. The Company’s earnings and cash flows from its midstream business operations are primarily affected by market conditions, commodity price fluctuations and crude oil production levels within the Company’s operating regions, which influence throughput volumes, transportation activity, storage utilization and trading margins.

Cost of Revenue

For the six months ended June 30, 2026 and 2025, cost of revenues was $39,217,787 and $57,101,634, respectively, representing a decrease of $17,883,847, or 31.32%. The decrease in cost of revenues was primarily attributable to lower costs associated with the Company’s transportation and logistics and terminaling and storage segments, including the impact of the July 2025 divestiture, largely offset by approximately $39.0 million of cost of revenues associated with the expansion of the Company’s crude oil supply and trading activities during the 2026 period.

Cost of revenues primarily consists of costs associated with the Company’s transportation and logistics operations, terminaling and storage services, and crude oil supply and trading activities, and generally fluctuates based on operating activity levels, throughput volumes, commodity prices and trading volumes.

Gross Profit

For the six months ended June 30, 2026 and 2025, gross profit was $12,357,529 and $9,338,103, respectively, representing an increase of $3,019,426, or 32.33%.

The increase in gross profit reflects improved profitability across the Company’s midstream operations despite lower overall revenues and the change in revenue mix during the period. Gross profit from the terminaling and storage segment increased approximately 107.2%, primarily attributable to fee-based commercial arrangements and related-party activities. Gross profit from the transportation and logistics segment increased approximately 14.5%, driven primarily by the reorientation of transportation services with crude oil trading activities in areas with shorter hauling radiuses and cost efficiencies associated with related-party contracts containing minimum volume commitments. In addition, the Company’s expanding supply and trading segment contributed approximately $1.0 million of gross profit during the 2026 period as increased trade volumes and optimization of crude oil trading activities contributed to the Company’s results.

Operating Expenses

For the six months ended June 30, 2026 and 2025, operating expenses were $14,624,493 and $22,557,295, respectively, representing a decrease of $7,932,802, or 35.17%. The decrease in operating expenses was primarily attributable to lower depreciation and amortization expense resulting from the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, as well as revisions to the estimated useful lives of certain property and equipment based on operational experience and expected usage.

Interest Expense

For the six months ended June 30, 2026 and 2025, total interest expense, including related-party interest expense, was $6,134,388 and $5,621,029, respectively, representing an increase of $513,359, or 9.13%. The increase in interest expense was primarily attributable to the July 2025 divestiture of Meridian Equipment Leasing, LLC and Equipment Transport, LLC, partially offset by interest expense associated with finance lease and debt obligations assumed in connection with the acquisition of the Endeavor Entities on October 1, 2024.

Unrealized Gain (Loss) on Marketable Securities

For the six months ended June 30, 2026 and 2025, the Company recognized an unrealized gain on marketable securities of $335,493 and an unrealized loss of $78,406, respectively, representing an increase of $413,899.

The Company’s marketable securities are recorded at fair value based on quoted market prices, with unrealized gains and losses recognized in earnings during the applicable reporting period.

Segment Operating Results for the six months ended June 30, 2026 and 2025

Operating Results of our Terminaling and Storage Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$147,931	$35,222,983	$(35,075,052)	-99.6%
Revenues - related party	3,604,569	7,284,226	(3,679,657)	-50.5%
Total revenues	3,752,500	42,507,209	(38,754,709)	-91.2%
Cost of revenues	109,247	39,971,144	(39,861,897)	-99.7%
Gross profit	$3,643,253	$2,536,065	$1,107,188	$43.7%

The Terminaling and Storage segment provides crude oil receipt, storage, throughput, transfer, loading and related terminal services. For the six months ended June 30, 2026, total revenues decreased primarily due to lower terminal utilization and throughput activity during the period. Despite the decrease in revenues, gross profit increased primarily due to fee-based commercial arrangements, including related-party take-or-pay and minimum volume commitments. Under these arrangements, customers are contractually obligated to make payments for specified minimum throughput volumes or reserved tank capacity regardless of actual utilization. Because these payments relate principally to the availability of existing terminal and storage capacity, periods in which committed volumes or capacity are not fully utilized generally result in limited incremental cost of revenues associated with the related payments. As a result, these contractual commitments contributed to higher gross margins and increased gross profit during the period despite lower overall revenues. We continue to pursue opportunities to improve efficiencies, modernize midstream business operations and enhance the profitability of our terminaling and storage assets.

Operating Results of our Transportation Logistics Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$421,942	$18,563,956	$(18,142,014)	-97.7%
Revenues - related party	7,363,210	5,368,572	1,994,638	37.2%
Total revenues	7,785,152	23,932,528	(16,147,376)	-67.5%
Cost of revenues	-	17,130,490	(17,130,490)	-100.0%
Gross profit	$7,785,152	$6,802,038	$983,114	$14.5%

The Transportation and Logistics segment provides crude oil gathering, trucking, pipeline transportation and related logistics services. For the six months ended June 30, 2026, total revenues decreased primarily as a result of the Company’s continued implementation of commercial strategies that integrate physical crude oil transportation services with its supply, marketing and trading activities, resulting in lower standalone transportation activity during the period. Despite the decrease in total revenues, gross profit increased primarily due to a shift in the segment’s revenue mix toward related-party contractual minimum volume commitments and take-or-pay arrangements. Under these arrangements, customers are contractually obligated to make payments based on specified minimum transportation or throughput volumes regardless of actual utilization. When committed volumes are not fully utilized, the related payments may be recognized without corresponding variable transportation costs, resulting in limited or no cost of revenues associated with such payments. Accordingly, the increased contribution from these contractual commitments, together with the reorientation of transportation services toward crude oil trading activities in areas with shorter hauling distances, resulted in higher gross margins and increased gross profit during the period despite lower overall revenues.

Operating Results of our Supply and Trading Segment:

	2026	2025	Change ($)	Change (%)
Revenues	$40,037,664	$24,808,502	$15,229,162	61.4%
Revenues - related party	-	-	-
Total revenues	40,037,664	24,808,502	15,229,162	61.4%
Cost of revenues	39,108,541	24,030,401	15,078,140
Gross profit	$929,123	$778,101	$151,022	$19.4%

The Crude Oil Supply and Trading segment purchases and sells crude oil and related petroleum products and manages associated supply, marketing and logistics activities. Revenues and gross profit in the supply and trading segment continue to benefit the Company’s earnings due to higher realized margins from optimized crude oil trading activities and increased trade volumes as a result of efforts to expand our customer network.

Cash Flow

The following table sets forth the primary sources and uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025 as presented below:

	June 30,
	2026	2025
Net cash (used) by operating activities	$(3,664,073)	$(6,980,336)
Net cash provided by (used) by investing activities	(500,000)	1,860,000
Net cash provided (used) by financing activities	2,327,925	5,108,500

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was approximately $3.7 million for the six months ended June 30, 2026, compared to approximately $7.0 million cash usage during the comparable 2025 period. Operating cash flows during the 2026 period were primarily impacted by the Company’s net loss and working capital changes, including increases in accounts receivable, partially offset by non-cash expenses including depreciation and amortization, stock-based compensation, and non-cash interest expense.

During the six months ended June 30, 2026, approximately $10.2 million of notes payable and related working capital balances were settled pursuant to existing netting arrangements with related parties. The transaction was non-cash and therefore did not impact cash flows from operating or financing activities.

As of June 30, 2026, the Company had approximately $5.2 million outstanding under its accounts receivable factoring arrangement with B1 Bank. During the year, B1 Bank applied approximately $1.8 million of restricted cash maintained by the Company against amounts outstanding under the facility.

Investing Activities

During the six months ended June 30, 2026, the Company invested $500,000 in a joint venture.

During the six months ended June 30, 2025, investing activities primarily consisted of approximately $1.9 million of proceeds received from the sale of vehicles and trailers.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 consisted of approximately $7.2 million of proceeds received from loans and notes payable, offset by approximately $4.8 million of payments and other reductions in debt obligations.

During the six months ended June 30, 2025, financing activities included approximately $12.3 million of proceeds from the issuance of notes payable and other financing arrangements, offset by approximately $7.2 million of repayments on notes payable and finance lease liabilities.

Liquidity Outlook

Although the Company had no firm contractual commitments for capital expenditures as of June 30, 2026, management expects to continue investing in the development of its Texas remediation and wash plant facilities as market conditions and available capital permit.

The Company expects to fund its operations and strategic growth initiatives through a combination of operating cash flows, financing activities, and capital management initiatives. The Company’s ability to meet its obligations and execute its growth strategy will depend, in part, on its ability to improve operating cash flows and obtain additional financing. The availability and terms of such financing are subject to market conditions, operating performance, and capital market availability, and there can be no assurance that additional financing will be available on acceptable terms, or at all. Management continues to evaluate opportunities to enhance liquidity, manage existing obligations, and support ongoing operations and development activities.

Contractual Obligations

The Company remains in discussions with Maxus Capital Group, LLC regarding certain finance lease obligations that were subject to a prior forbearance agreement entered into during 2025. As of June 30, 2026, the related finance lease liabilities continue to be classified as current due to the existing payment status and ongoing negotiations with the lessor.

Description	June 30, 2026	December 31, 2025
Principal portion of finance lease obligations	$8,711,783	$8,711,784
Accrued interest	$837,481	$390,068
Total finance lease liabilities (current)	$9,549,265	$9,101,852

Our contractual obligations as of June 30, 2026 for operating lease liabilities are for office warehouse space, land, and truck yards, in which leases end in 2026 through 2027. Contractual payments under operating lease obligations as of June 30, 2026 are as follows:

2026	$119,008
2027	$141,509
2028	$-
2029	$-
Thereafter	$-
Total Remaining	$260,517

Interest Rate and Market Risk

Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. We do not have variable interest rate-sensitive income agreements. We do have financing arrangements that were issued on August 1, 2022 as consideration for the business combination and acquisition of SFD and WCCC, in which notes have variable interest rates based on the prime rate. These may expose us to further interest expense if the prime rate increases.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies & Use of Estimates

Except for revisions to the estimated useful lives of certain property and equipment disclosed in Note 7 to the condensed consolidated financial statements, there have been no material changes to our critical accounting policies or use of estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on April 15, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Management continues to implement remediation measures intended to address these material weaknesses, including enhanced review procedures, expanded use of external accounting and valuation specialists, improved oversight processes, and efforts to strengthen the Company’s accounting and financial reporting personnel resources. While progress has been made, the material weaknesses had not been fully remediated as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s our internal control over financial reporting.

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

Echo Contracting, LLC v. CPE Gathering Midcon, LLC, et al., Case No. CJ-2025-73 (Dist. Ct., Blaine Cty., Okla.—Feb. 14, 2025)—Plaintiff Echo Contracting asserted claims of breach of contract, quantum meriut, and foreclosure of mechanics and materialmen’s lien filed in Blaine County against properties of Defendants. Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. settled such claims pursuant to confidential agreement on March 28, 2025. Co-Defendant Validus Energy II Midcon, LLC prevailed upon a motion to consolidate Case No. CJ-2025-7 with the proceeding involving YellowJacket Services, LLC. Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC has levied claims for breach of contract, declaratory judgment, indemnification, contribution, and unjust enrichment against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. and seeks damages of more than $500,000.00, plus attorney’s fees and costs of court. Defendants CPE Gathering Midcon, LLC, Vivakor, Inc., and Validus Energy II Midcon, LLC prevailed on motions against consolidated Plaintiff YellowJacket Services, LLC to remove liens against property of Validus Energy II Midcon, LLC and to compel arbitration against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. Claims of Plaintiff YellowJacket Services, LLC against Defendants CPE Gathering Midcon, LLC and Vivakor, Inc. are stayed pending arbitration, while claims of Defendant and Cross-Plaintiff Validus Energy II Midcon, LLC are proceeding. Cross-Plaintiff Validus Energy II Midcon, LLC subsequently filed a motion to appoint a receiver pending resolution of the underlying case, which was ultimately granted. The Company is vigorously defending and pursuing a settlement of the matter.

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

SRAX, Inc. v. Vivakor, Inc., et al., Case No. 2023CUB014131 (Sup. Ct. Ventura Cty., Cal.)—Plaintiff asserts claims for breach of contract for Defendant’s failure to pay Plaintiff for financial technology services. Plaintiff obtained a default judgment. Defendant has filed a motion to set aside the default judgment, which is pending before the court. Plaintiff subsequently filed a motion to domesticate its judgment in Texas and appoint a receiver in the following action: SRAX, Inc. v. Vivakor, Inc., Cause No. 2023CUBC014131 (Super. Ct. Ventura Cnty., Cal.), domesticated in the 333rd Judicial District Court of Harris County, Texas, SRAX, Inc. v. Vivakor, Inc., Cause No. 2025-41753. The matter is currently stayed by mutual agreement of the parties. The parties reached a tentative settlement at a mediation held on August 3, 2026 and are in the process of formalizing the settlement documents.

Herminio Adriano, et al v. Vivakor, Inc. et al, Case No 8:26-cv-00485-DOC (US District Court Central District of California Southern Division)—Plaintiff asserts claims for Securities violations related to Vivakor’s role in fundraising for the construction of certain assets that were to be constructed and leased back to Vivakor. Vivakor is vigorously defending the case.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operation.

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

On May 19, 2026, the Company issued 2,445 shares of its common stock to certain holders of its Series A Preferred Stock for the dividends owed to them for the period from March 31, 2026 to April 30, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 12, 2026, the Company issued 19,678 shares of its common stock to James Ballengee, the Company’s Chief Executive Officer and a member of the Board of Directors, for dividends owed to him as dividends on the Company’s Series A Preferred Stock for the periods ended January 31, 2026 and April 30, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 11, 2026, the Company issued 34,675 shares of its common stock to certain holders of its Series A Preferred Stock for the dividends owed to them for the periods ended January 31, 2026 and April 30, 2026, in accordance with the terms of the Series A Preferred Stock Certificate of Designation.

On May 11, 2026, the Company issued 12,500 shares of its common stock to Kimberly Hawley, the Company’s Chief Financial Officer and Secretary as a discretionary bonus for services performed for the Company under the terms of her Employment Agreement. The shares were issued with a standard Rule 144 restrictive legend.

On May 7, 2026, the Company issued 7,136 shares of common stock to ClearThink Capital Partners under the terms of a Consulting Agreement. The shares were issued with a standard Rule 144 restrictive legend.

As previously disclosed, between June 6, 2025 and June 9, 2025, the Company issued convertible promissory notes (the “Lender Notes”), to seven non-affiliated accredited investors (the “Lenders”), in the aggregate principal amount of $5,117,647.06 in connection with a Securities Purchase Agreement entered into by and between the Company and the Lenders (the “Lender SPA”). Under the terms of the Lender SPA and the Lender Notes, the Company received $4,350,000 prior to deducting customary fees. On January 30, 2026, the Company entered into Forbearance and Note Amendment Agreements (the “Agreements”) with the each of the seven investors. As of the date the Agreements were entered into the Company owes approximately $2,242,793 under the Lender Notes, having satisfied approximately $2,874,854 of the aggregate principal amount since the Lender Notes were issued. Under the terms of the Agreements, (i) the parties agreed to extend the maturity date of the Lender Notes until January 31, 2027; (ii) the Company agreed to issue an aggregate of 280,839 shares of its restricted common stock (the “Agreement Shares”); (iii) the Company agreed to pay the following aggregate amounts to payoff the Lender Notes: $378,433.25 on or before March 1, 2026, $396,414.53 on or before April 30, 2026, $258,903.84 on or before June 30, 2026, $454,796.89 on or before July 31, 2026, $17,433.25 on or before September 30, 2026, $356,193.98 on or before October 31, 2026, $372,627.23 on or before January 31, 2027; and (iv) no conversions will be permitted under the Lender Notes unless the Company either fails to pay the Lender Notes in accordance with the above payment terms. The Company issued the Agreement Shares on May 7, 2026. On April 30, 2026, the Company received a Notice of Conversion from one of the investors and issued 3,822 shares of common stock to the investor in exchange for the conversion of $73,183.25 owed to that investor under the Lender Notes. Between June 4, 2026 and June 5, 2026, the Company received Notices of Conversion from several of the Lenders converting a total of $1,037,025 of the amounts due under the Lender Notes into 104,501 shares of the Company’s common stock. Between June 4, 2026 and June 17, 2026, the Company received Notices of Conversion from several of the Lenders converting a total of $1,628,113.78 of the amounts due under the Lender Notes into 214,522 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

July 2026 Reverse Stock Split

On July 17, 2026, the Company effected a 1-for-20 reverse stock split of its common stock pursuant to a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation following shareholder approval obtained at the Company’s Annual Meeting of Shareholders held on June 30, 2026.

March 2026 Reverse Stock Split

On March 24, 2026, the Company effected a 1-for-200 reverse stock split of its common stock pursuant to a Certificate of Amendment to the Company’s Amended and Restated Articles of Incorporation following shareholder approval obtained at the Company’s Special Meeting held on December 22, 2025.

May 2026 Private Financing Transaction (the “May 2026 Financing”)

Convertible Promissory Notes

The following summary of the May 2026 Notes does not purport to be complete and is qualified in its entirety by reference to the forms of May 2026 SPA and May 2026 Notes filed as exhibits to a previously filed Current Report on Form 8-K.

On May 8, 2026, the Company entered into a Securities Purchase Agreement (the “MAY 2026 SPA”) with certain institutional investors (collectively, the “Selling Stockholder”) providing for the issuance of convertible promissory notes (the “May 2026 Notes”) with aggregate gross proceeds to the Company of up to $12.0 million, before fees and expenses, in two closings. The May 2026 Notes have an aggregate principal amount of $15.0 million, reflecting a $3.0 million original issue discount of 20%.

The initial closing occurred on May 8, 2026, pursuant to which the Company received $6.0 million in gross proceeds. The second closing for an additional $6.0 million closed on July 16, 2026. Pursuant to the MAY 2026 SPA and the May 2026 Notes, the shares underlying the conversion of these two convertible promissory notes was registered on a Registration Statement on Form S-1 that went effective on July 16, 2026.

The May 2026 Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to the greater of $0.37 per share and 80% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately preceding conversion. On July 15, 2026, the Company and the Selling Stockholder entered into an Amendment No. 1 to the MAY 2026 SPA, May 2026 Notes and SEPA, under which the parties agreed the Selling Stockholder would fund the second closing in exchange for the Company agreeing the $0.37 floor price per share would not change as a result of the Company’s 1-for-20 reverse stock split that went effective on July 17, 2026.

Conversions under the May 2026 Notes are generally subject to a 4.99% beneficial ownership limitation, which may be waived upon notice by the applicable holder. In addition, absent shareholder approval, conversions are limited to the extent necessary to comply with Nasdaq’s 19.99% issuance limitation.

The May 2026 Notes contain customary events of default, including payment and covenant defaults, which may result in acceleration of amounts due under the notes and certain additional default-related remedies, including an increase in the outstanding principal amount upon the occurrence of certain events of default.

The Company is using the proceeds from the May 2026 Financing for working capital, debt reduction, and general corporate purposes.

RBW Capital Partners LLC, a division of Dawson James Securities, Inc., acted as placement agent in connection with the May 2026 Financing.

Standby Equity Purchase Agreement

The following summary of the Standby Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the Standby Equity Purchase Agreement filed as an exhibit to the registration statement of which this prospectus forms a part.

On May 8, 2026, the Company entered into a standby equity purchase agreement (the “SEPA”) with an institutional investor (the “Selling Stockholder”) providing for the potential purchase by the Selling Stockholder of up to $100 million of the Company’s common stock over a 36-month period, subject to the terms and conditions of the SEPA.

Under the SEPA, the Company may, at its discretion, direct the Selling Stockholder to purchase shares of common stock from time to time, subject to specified volume limitations, pricing formulas, the number of shares registered under an effective registration statement and a 4.99% beneficial ownership limitation set forth in the agreement. Shares issued under the SEPA will generally be purchased at a discount to prevailing market prices.

The Company controls the timing and amount of any Company-directed sales under the SEPA, subject to the terms and limitations contained in the agreement; however, while any promissory note issued to the Selling Stockholder remains outstanding, the Selling Stockholder may deliver an Investor Notice that is deemed to be a Purchase Notice and requires the Company to issue shares under the SEPA at the applicable conversion price. Actual sales under the SEPA will depend on a variety of factors, including market conditions, trading prices of the Company’s common stock, and the Company’s capital needs.

In the event there are amounts due to the Selling Stockholder under any promissory note issued by the Company then the Selling Stockholder has the right to issue the Company an Investor Notice, which is deemed to be a Purchase Notice and requires the Company to issue the Selling Stockholder shares of Common Stock under the SEPA at the applicable conversion price in the relevant promissory note. The Company will not receive any cash proceeds from an Investor Notice but will receive a reduction in the amounts owed under the applicable promissory note.

The Company is required to file a separate registration statement covering 270,270,271 shares issuable under the SEPA, which must be declared effective by the SEC before any sales may occur under the agreement. The 270,270,271 shares being registered for issuance under the SEPA represent the maximum number of shares issuable under the Equity Line, including shares that may be issued pursuant to Company-directed Advances and Investor Notices.

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

Consulting Agreement

In May 2026, the Company entered into an Independent Contractor Agreement with William Tuorto for consulting services he is performing for the Company dating back to April 1, 2026. In connection with the agreement, the Company issued 3,455 shares of common stock under the 2023 Plan, which shares were issued without a restrictive legend pursuant to a Form S-8 registration statement. Under the terms of the agreement, the consultant is Consultant responsible for assisting in the management and operations related to the Company being a public company; providing advice regarding the strategy of the Company and its subsidiaries; general advice regarding dispositions and/or acquisitions and negotiation assistance, which the Company believes will be beneficial to it; and any other consulting and project management services the Company may stand in need of as communicated in writing (the “Services”). In exchange for the Services, the Company agreed to pay the consultant $50,000 per month, with additional fees due if the Company achieves certain EBITDA thresholds for the quarters ending June 30, 2026, September 30, 2026 and December 31, 2026. The Company also agreed to pay the Consultant a $300,000 contract signing fee. All fees owed to the Consultant are payable in shares of the Company’s common stock, priced at the 52-week low closing price preceding the applicable calendar quarter, with such price not subject to adjustment for stock splits, and payable out of any applicable equity incentive plan the Company has in place that has been registered under Form S-8 so the shares may be issued without a restrictive legend.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated February 26, 2024 by and among Vivakor, Inc., Empire Energy Acquisition Corp., and Empire Diversified Energy, Inc.	8-K	3/1/24	2.1
2.2	Membership Interest Purchase Agreement dated as of March 21, 2024, by and among the Registrant, Jorgan Development, LLC and JBAH Holdings LLC re Endeavor Entities	8-K	10/7/24	2.1
3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on January 5, 2024	8-K	1/11/24	3.1
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada on February 6, 2025	8-K	2/12/25	3.1
3.3	Form of Certificate of Designation-Series A Preferred Stock	8-K	10/7/24	3.1
3.4	Amended and Restated Series A Convertible Preferred Stock Certificate of Designations	8-K	11/28/25	3.1
3.5	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed with the Secretary of State of the State of Nevada to Increase Authorized Common Stock	8-K	12/23/25	3.1
3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation to Effect 1-for-200 Reverse Stock Split	8-K	3/27/26	3.1
3.7	Certificate of Amendment to Amended and Restated Articles of Incorporation to Effect 1 -for- 20 Reverse Stock Split	8-K	7/16/26	3.1
4.1	Vivakor, Inc. Promissory Note dated February 5, 2024, in the principal amount of $3,000,000 issued to Cedarview Opportunities Master Fund LP	8-K	2/12/24	4.1
4.2	Form of Convertible Promissory Note Issued by Vivakor, Inc. in July 2024	8-K	7/11/24	4.1
4.3	Vivakor, Inc. Promissory Note dated October 31, 2024, in the principal amount of $3,670,160.77 issued to Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	4.1
4.4	Promissory Note issued by Meridian Equipment Leasing, LLC to B1Bank dated November 12, 2020 in the principal amount of $12,275,000	10-Q	11/19/24	4.4
4.5	Form of Pre-Funded Warrant	8-K	10/17/25	4.1
4.6	Description Securities	10-K	4/15/26	4.6
10.1*	Vivakor, Inc. 2023 Equity and Incentive Plan	S-8	2/9/24	99.1
10.2	Loan and Security Agreement dated February 5, 2024, by and among Vivakor, Inc., as borrower, subsidiaries of Vivakor, Inc., as guarantors, the lenders party thereto, and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.1
10.3	Pledge Agreement dated February 5, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Opportunities Master Fund LP, as agent for the lenders	8-K	2/12/24	10.2
10.4	Guaranty dated February 5, 2024, by and among subsidiaries of Vivakor, Inc. and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.3
10.5	Security Agreement dated February 5, 2024, between Vivakor, Inc., and Cedarview Opportunities Master Fund LP	8-K	2/12/24	10.4

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.6	Form of Parent Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.1
10.7	Form of Empire Voting and Support Agreement re Empire Merger Agreement	8-K	3/1/24	10.2
10.8	Form of Lock-Up Agreement re Empire Merger Agreement	8-K	3/1/24	10.3
10.9	Form of Escrow Agreement re Empire Merger Agreement	8-K	3/1/24	10.4
10.10	Form of Lockup Agreement re Endeavor MIPA	8-K	10/7/24	10.3
10.11	Net Working Capital Sample Calculation re Endeavor MIPA	8-K	3/25/24	10.2
10.12	Form of First Amended and Restated Master Netting Agreement re Endeavor MIPA	8-K	10/7/24	10.4
10.13	Convertible Promissory Note dated March 29, 2024 with Keke Mingo	8-K	4/12/24	4.1
10.14*	Executive Employment Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.1
10.15*	Settlement Agreement by and between Vivakor, Inc. and Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.2
10.16	Form of Promissory Note Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.3
10.17	Form of Stock Option Issued to Tyler Nelson dated June 13, 2024	8-K/A	6/18/24	10.4
10.18	Director Agreement, by and between Vivakor, Inc. and Michael Thompson, dated June 3, 2024	8-K	6/7/24	10.1
10.19*	Executive Employment Agreement by and between Vivakor, Inc. and Patrick Knapp dated June 26, 2024	8-K	7/2/24	10.1
10.20	Consulting Agreement with 395 Group, LLC	8-K	7/11/24	10.1
10.21	Supplement No. 3 dated June 18, 2024 to Master Agreement by and between Silver Fuels Delhi, LLC, Jorgan Development, LLC and Maxus Capital Group, LLC dated March 17, 2020	10-Q	8/16/24	10.21
10.22	Securities Purchase Agreement dated July 26, 2024, by and between the Company and James K. Granger, as Buyer	8-K	8/1/24	10.4
10.23	Securities Purchase Agreement dated August 28, 2024 by and between the Company and E-Starts, as Buyer	8-K	9/11/24	10.1
10.24*	Form of Executive Employment Agreement dated October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Russ Shelton, as Executive	8-K	10/7/24	10.1
10.25*	Form of Side Letter for Additional Compensation by and between Ballengee Holdings, LLC, and Russ Shelton	8-K	10/7/24	10.2
10.26	Form Transition Services Agreement for Endeavor MIPA	8-K	10/7/24	10.5
10.27	Form of Repair & Maintenance Subscription Agreement	8-K	10/7/24	10.6
10.28	Form of Assignment of Membership Interest	8-K	10/7/24	10.7
10.29	Form of Employment Agreement for Vice President, Marketing	8-K	11/15/24	10.1
10.30	Executive Employment Agreement dated effective October 1, 2024, by and between Vivakor Administration, LLC, as Company, and Jeremy Gamboa, as Executive	8-K/A	11/15/24	1.01
10.31	Loan and Security Agreement dated October 31, 2024, by and among Vivakor, Inc., as borrower, and Cedarview Capital Management, LLC, as agent, et al.	8-K	11/7/24	10.1
10.32	Pledge Agreement dated October 31, 2024, by and among Vivakor, Inc., each of Vivakor, Inc.’s subsidiaries party thereto and Cedarview Capital Management, LLC, as agent for the lenders	8-K/A	11/15/24	10.2

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.33	Guaranty dated October 31, 2024, by and among certain subsidiaries of Vivakor, Inc. and Cedarview Capital Management, LLC	8-K/A	11/15/24	10.3
10.34	Security Agreement dated October 31, 2024, between Vivakor, Inc., certain of its subsidiaries and Cedarview Opportunities Master Fund LP	8-K/A	11/15/24	10.4
10.35	Purchase and Sale Agreement by and between Pilot OFS Holdings, LLC and Meridian Equipment Leasing, LLC dated December 22, 2023	10-Q	11/19/24	10.35
10.36	Letter Agreement regarding Secured Promissory Note and related Loan Documents by and between Pilot OFS and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.36
10.37	First Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $13,000,000	10-Q	11/19/24	10.37
10.38	Amended and Restated Secured Promissory Note issued by Meridian Equipment Leasing, LLC to Pilot OFS Holdings, LLC in the principal amount of $1,500,000	10-Q	11/19/24	10.38
10.39	Security Agreement, Financing Statement and Assignment of Collateral by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.39
10.40	Pledge Agreement by and between Meridian Equipment Leasing, LLC and Pilot OFS Holdings, LLC dated December 31, 2023	10-Q	11/19/24	10.40
10.41	Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC dated December 28, 2021	10-Q	11/19/24	10.41
10.42	Form of Schedule to Master Lease Agreement by and between Maxus Capital Group, LLC and Meridian Equipment Leasing, LLC	10-Q	11/19/24	10.42
10.43	Amended Loan Authorization and Agreement by and between U.S. Small Business Association and Meridian Transport, LLC dated April 18, 2022 in the amount of $500,000	10-Q	11/19/24	10.43
10.44	Business Loan, Guaranty and Security Agreement by and between Agile Lending, LLC and Endeavor Crude, LLC and its subsidiaries dated September 27, 2024	10-Q	11/19/24	10.44
10.45	Merchant Cash Advance Agreement by and between Curve Capital LLC and Endeavor Crude, LLC dated March 14, 2024	10-Q	11/19/24	10.45
10.46	Station Throughput Agreement by and between Silver Fuels Processing, LLC, Posse Wasson, LLC, Posse Monroe, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.46
10.47	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.47
10.48	Trucking Transport Agreement by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2023	10-Q	11/19/24	10.48
10.49	Station Throughput Agreement by and between CPE Midcon Gathering, LLC and White Claw Crude, LLC dated July 1, 2023	10-Q	11/19/24	10.49
10.50	Business Manager Agreement by and between b1Bank and Endeavor Crude, LLC dated January 6, 2023	10-Q	11/19/24	10.50

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.51	Loan and Security Agreement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.51
10.52	Deed of Trust, Security Agreement, Assignment of Leases, Assignment of Rents and Financing Statement by and between B1Bank and Meridian Equipment Leasing, LLC, et al dated November 12, 2020	10-Q	11/19/24	10.52
10.53	Trucking Transport Agreement Addendum by and between Endeavor Crude, LLC and White Claw Crude, LLC dated January 1, 2024	10-Q	11/19/24	10.53
10.54	First Amendment to Crude Oil Gathering and Dedication Agreement by and between CPE Midcon Gathering, LLC and Continental Resources, Inc. dated July 13, 2018	10-Q	11/19/24	10.54
10.55	Motor Carrier Services Agreement by and between Bonanza Creek Energy Operating Company, LLC, et al and Endeavor Crude, LLC dated May 21, 2023	10-Q	11/19/24	10.55
10.56	Lease Agreement by and between Basin Housing Ventures, LLC and Equipment Transport, LLC	10-Q	11/19/24	10.56
10.57	Sales Agreement by and between White Claw Crude, LLC and Silver Fuels Delhi, LLC dated July 1, 2024	10-Q	11/19/24	10.57
10.58	Repair & Maintenance Subscription Plan by and between Horizon Truck & Trailer, LLC and Meridian Equipment Leasing, LLC dated October 1, 2024	10-Q	11/19/24	10.58
10.59	Schedule No. 4 dated August 9, 2024, 2024 to Master Agreement by and between White Claw Colorado City, LLC and Jorgan Development, LLC (as Co-Lessors) and Maxus Capital Group, LLC dated December 28, 2021	10-Q	11/19/24	10.59
10.60	Consulting Agreement with WSGS, LLC dated February 11, 2025	8-K	2/14/25	10.1
10.61	Side Letter with Tyler Nelson dated February 10, 2025	8-K	2/14/25	10.2
10.62	Employment Agreement with Andre Johnson dated February 10, 2025	8-K	2/14/25	10.3
10.63	Loan and Security Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.1
10.64	Registration Rights Agreement with J.J. Astor & Co. dated March 17, 2025	8-K	3/21/25	10.3
10.65	Junior Secured Convertible Promissory Note Issued to J.J. Astor & Co.	8-K	3/21/25	10.2
10.66	Side Letter with Cedarview Capital Management LLC	8-K	4/15/25	10.1
10.67	Form of Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors dated May 13, 2025	8-K	5/20/25	10.1
10.68	Form of Promissory Note Under Securities Purchase Agreement with ClearThink Capital Partners, LLC and Other Investors	8-K	5/20/25	10.2
10.69	Forbearance Agreement with J.J. Astor & Co. dated July 9, 2025	8-K	7/21/25	10.1
10.70	Second Amendment to Loan Agreement and Registration Rights Agreement dated July 9, 2025	8-K	7/21/25	10.2
10.71	Junior Secured Convertible Promissory Note dated July 9, 2025	8-K	7/21/25	10.3
10.72*	Executive Employment Agreement, by and between Vivakor Administration, LLC and Kimberly Hawley, dated July 24, 2025	8-K	7/24/25	10.1
10.73	Membership Interest Purchase Agreement dated July 30, 2025, by and between Vivakor Transportation, LLC, as Seller, and Jorgan Development, LLC, as Buyer	8-K	8/6/25	10.1
10.74	Forbearance Agreement dated July 30, 2025, by and between Maxus Capital Group, LLC, and Silver Fuels Delhi, LLC, et al.	8-K	8/6/25	10.2
10.75	Transition Agreement dated August 3, 2025, by and between Vivakor, Inc., Vivakor Administration, LLC, and Russ M. Shelton	8-K	8/6/25	99.1

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
10.76	Second Amended Employment Agreement, by and between Vivakor, Inc., Vivakor Administration, LLC and Les Patterson, dated August 12, 2025	8-K	8/18/25	10.1
10.77	Second Forbearance Agreement with J.J. Astor & Co. dated October 8, 2025	8-K	10/14/25	10.1
10.78	Third Junior Secured Convertible Promissory Note dated October 9, 2025	8-K	10/14/25	10.2
10.79	Form of Securities Purchase Agreement	8-K	10/17/25	10.1
10.80	Form of Placement Agent Agreement	8-K	10/17/25	10.2
10.81	Form of Physical Commodity Intermediation Agreement dated October 22, 2025	8-K	10/23/25	10.1
10.82	Settlement Agreement with James Samuelson dated October 23, 2025	8-K	10/23/25	10.2
10.83	Settlement Agreement with Tyler Nelson	8-K	11/12/25	10.1
10.84	Transition Agreement with Patrick Knapp dated November 10, 2025	8-K	11/12/25	10.2
10.85	Debt Satisfaction and Preferred Stock Amendment Agreement	8-K	11/28/25	10.1
10.86	Interim Forbearance Agreement with Cedarview dated December 31, 2025	8-K	1/7/26	10.1
10.87	Form of Forbearance and Note Amendment Agreement with Lenders entered into on January 30, 2026	8-K	2/4/26	10.1
10.88	Forbearance and Note Payment Amendment Agreement with J.J. Astor & Co. entered into on February 5, 2026	8-K	2/5/26	10.1
10.89	Third Amendment to Loan Agreement Fourth Forbearance Agreement and Registration Rights Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.1
10.90	Fourth Junior Secured Convertible Promissory Note to J.J. Astor dated February 27, 2026	8-K	3/5/26	10.2
10.91	Subsidiary Guarantee with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.3
10.92	Pledge and Security Agreement with J.J. Astor dated February 27, 2026	8-K	3/5/26	10.4
10.94	Form of Securities Purchase Agreement for Selling Stockholders Financing	8-K	5/14/26	10.1
10.95	Form of Convertible Promissory Note for Selling Stockholders Financing	8-K	5/14/26	10.2
10.96	Form of Standby Equity Purchase Agreement for Selling Stockholders Financing	8-K	5/14/26	10.3
10.97*	2025 Equity and Incentive Plan	10-Q	5/20/26	10.97
10.98	Consulting Agreement with William Tuorto dated May 2026	10-Q	5/20/26	10.98
10.99	Amendment No. 1 to Debt Satisfaction and Preferred Stock Amendment Agreement	8-K	7/10/26	10.1
10.100	Amendment No. 1 to Securities Purchase Agreement, Convertible Notes and SEPA dated July 15, 2026	8-K	7/21/26	10.1
21.1	Subsidiaries of the Company	10-K	4/15/26	21.1
97	Vivakor, Inc. Compensation Recovery Policy	10-K/A	05/2/25	97
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**

Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Management contract or compensatory plan or arrangement.
**	These exhibits are being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVAKOR, INC.

By:	/s/ James Ballengee
James Ballengee
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2026

VIVAKOR, INC.

By:	/s/ Kimberly Hawley
Kimberly Hawley
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 19, 2026